Form 10-Q
period 2008-06-28
GT Solar International, Inc.
filed 2008-08-27
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34133

GT Solar International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0606749
(State of Incorporation)	(I.R.S. Employer Identification No.)
243 Daniel Webster Highway
Merrimack, New Hampshire	03054
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (603) 883-5200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 20, 2008, the Company had 142,389,994 shares of common stock, par value $0.01 per share, outstanding.

GT SOLAR INTERNAITONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008

PART I—FINANCIAL INFORMATION

Item 1—Condensed Consolidated Financial Statements

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 28, 2008 ProForma (Note 15)	June 28, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$22,209	$112,209	$54,839
Restricted cash	132,507	132,507	164,028
Accounts receivable, net	38,369	38,369	62,407
Inventories	63,918	63,918	37,518
Deferred costs	143,601	143,601	105,154
Advances on inventory purchases	120,959	120,959	77,635
Deferred income taxes	48,641	48,641	29,684
Prepaid expenses and other current assets	5,766	5,766	6,625

Total current assets	575,970	665,970	537,890
Property, plant and equipment, net	13,915	13,915	10,433
Other assets	78	78	74
Intangible assets, net	8,232	8,232	9,024
Goodwill	43,190	43,190	43,190

Total assets	$641,385	$731,385	$600,611

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$49,969	$49,969	$37,992
Accrued expenses	12,722	12,722	16,725
Customer deposits	307,252	307,252	263,628
Deferred revenue	234,782	234,782	164,190
Accrued income taxes	22,780	22,780	22,316

Total current liabilities	627,505	627,505	504,851
Deferred income taxes	3,076	3,076	3,380
Other non-current liabilities	1,004	1,004	739

Total liabilities	631,585	631,585	508,970
Commitments and contingencies (Note 9)	—	—	—
Stockholders' equity:
Common stock, $0.01 par value, 500,000 shares authorized; 142,390 and 142,375 shares issued and outstanding as of June 28, 2008 and March 31, 2008 respectively (Note 14)	1,424	1,424	1,424
Additional paid-in capital	3,087	77,129	73,817
Accumulated other comprehensive income	5,289	5,289	5,584
Retained earnings	—	15,958	10,816

Total stockholders' equity	9,800	99,800	91,641

Total liabilities and stockholders' equity	$641,385	$731,385	$600,611

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 28, 2008	Three Months Ended June 30, 2007
Revenue	$57,082	$15,356
Cost of revenue	32,785	10,034

Gross profit	24,297	5,322
Operating expenses:
Research and development	3,816	1,084
Selling and marketing	3,784	2,917
General and administrative	7,775	4,423
Amortization of intangible assets	792	702

Total operating expenses	16,167	9,126

Income (loss) from operations	8,130	(3,804)
Other income (expense):
Interest income (expense), net	1,828	1,042
Other expense, net	(1,443)	(1,082)

Income (loss) before income taxes	8,515	(3,844)
Provision for income taxes	3,373	1,183

Net income (loss)	$5,142	$(5,027)

Income (loss) per share
Basic	$0.04	$(0.04)
Diluted	$0.03	$(0.04)
Average number of common shares outstanding used for basic earnings per share	142,290	142,290
Dilutive common stock options and awards	5,430	—

Average number of common shares outstanding plus dilutive common stock options and awards	147,720	142,290

Outstanding common stock options and awards having no dilutive effect	—	3,099

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 28, 2008	Three Months Ended June 30, 2007
Operating activities:
Net income (loss)	$5,142	$(5,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization expense	792	701
Depreciation expense	327	199
Deferred income taxes	(19,261)	(3,630)
Stock-based compensation expense	3,311	511
Changes in operating assets and liabilities:
Restricted cash	31,521	(15,752)
Accounts receivable	24,039	1,589
Inventories	(26,400)	(2,579)
Deferred costs	(38,448)	(15,400)
Advances on inventory purchases	(43,324)	(16,398)
Notes receivable	—	832
Prepaid expenses and other current assets	859	(245)
Accounts payable and accrued expenses	7,975	1,294
Customer deposits	43,623	60,728
Deferred revenue	70,592	28,937
Accrued income taxes	463	455
Other non-current liabilities	(107)	15

Net cash provided by operating activities	61,104	36,230
Investing activities:
Purchase of property, plant and equipment	(3,809)	(460)
Increase in other assets	(3)	(280)

Net cash used in investing activities	(3,812)	(740)
Financing activities:
Payment of note payable	—	(15,934)

Net cash used in financing activities	—	(15,934)
Effect of foreign exchange rates on cash	78	(4)

Increase in cash and cash equivalents	57,370	19,552
Cash and cash equivalents at beginning of period	54,839	74,059

Cash and cash equivalents at end of period	$112,209	$93,611

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 28, 2008

(In thousands, except share and per share data)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        GT Solar International, Inc. and its subsidiaries (the "Company") provides specialized manufacturing equipment and services essential for the production or photovoltaic, or PV, wafers, cells and modules and polysilicon. The Company's principal products are directional solidification systems, or DSS units, and chemical vapor deposition, or CVD, reactors and related equipment. DSS units are specialized furnaces used to melt polysilicon and cast multicrystalline ingots from which solar wafers are made. CVD reactors are used to react gases at high temperatures and pressures to produce polysilicon, the key raw material used in solar cells.

        The Company operates through two segments: PV business and polysilicon business. The PV business manufactures and sells DSS units, wafer cleaning and etch systems, slurry recovery systems, cell testing and sorting equipment and tabber/stringer machines, as well as related parts and services. The Company sells PV products separately and as part of premium "turnkey solutions," where the Company bundles equipment, including third party equipment, with design and integration expertise. The Company's polysilicon business sells CVD reactors and related equipment that facilitate the entry of new participants into the polysilicon industry.

        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 28, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 2009 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Prospectus dated July 23, 2008 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act") with the Securities and Exchange Commission on July 24, 2008 (the "Prospectus").

        The condensed consolidated balance sheet as of March 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Effective April 1, 2008 the Company elected to change its reporting period to be based on a 52 week year that ends on the Saturday closest to March 31 which in certain years results in a 53 week fiscal year. The Company's quarterly reporting will include 13 week periods, unless otherwise noted. The fiscal year ending March 31, 2010 will have 53 weeks with the extra week occurring in the fourth quarter of that year. The three month period ended June 28, 2008 includes two fewer days than a 13 week period as a result of transitioning to the new reporting period. The Company will continue to use the terms quarterly, monthly, and annual in describing its financial results.

        On July 29, 2008, the Company completed its initial public offering of common stock of certain of its stockholders.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

1. Significant Accounting Policies (Continued)

Significant Accounting Policies

        The Company's significant accounting policies are disclosed in its audited financial statements for the year ended March 31, 2008, included in the Prospectus dated July 23, 2008 and have not changed materially as of June 28, 2008.

Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Recently Adopted Accounting Policies

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on the Company's consolidated results of operations or financial position (see Note 4, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). In addition, the Company is currently evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities will have on its financial position and results of operations.

        In February 2007, the Financial Accounting Standards Board ("FASB") released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liability ("SFAS No. 159"). SFAS No. 159 allows entities to measure many financial instruments and certain other items at their fair value. The Company elected not to change the accounting for its financial instruments and therefore the adoption of SFAS No. 159 effective April 1, 2008 did not have a material impact on its financial position and results of operations.

        In June 2007, the EITF issued EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF Issue No. 07-03"). EITF Issue No. 07-03 addresses the diversity which exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. Under EITF Issue No. 07-03 an entity would defer and capitalize nonrefundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The Company's adoption of EITF Issue No. 07-03 as of April 1, 2008 did not have a material impact on its financial position or results of operations.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

2. Recently Issued Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162 ("SFAS No. 162"), The Hierarchy of Generally Accepted Accounting Principles, SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS No. 141R"). This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R becomes effective for business combinations entered into during fiscal years beginning on or after December 31, 2008 and thereafter and does not have any impact on business combinations prior to such date.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an Amendment of APB No. 51 ("SFAS No. 160"). This pronouncement requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. SFAS No. 160 becomes effective for fiscal years beginning on or after December 31, 2008 and interim periods therein. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only addresses disclosure requirements, the adoption of SFAS No. 161 will have no impact on our combined results of operation or combined financial position.

3. Fair Value of Financial Instruments

        The Company's financial instruments are recorded at amounts that reflect the Company's estimate of their fair values. SFAS No. 157, Fair Value Measurement, provides a hierarchal disclosure framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy are as follows:

  •
  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

3. Fair Value of Financial Instruments (Continued)

  •
  Level 2—Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  •
  Level 3—Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company's own data.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 28, 2008:

		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	—	$113,888	—	—
Foreign Exchange Forward Contracts Assets	$4,856	—	$4,856	—

        The Company's counterparties to forward foreign exchange transactions are major financial institutions with an investment grade or better credit rating. These forward foreign exchange contracts are measured at fair value using a valuation which represents a good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions.

4. Inventories

        Inventories consist of the following:

	June 28, 2008	March 31, 2008
Raw materials	$30,583	$17,729
Work-in-process	3,151	10,128
Finished goods	30,184	9,661

	$63,918	$37,518

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

5. Fixed Assets

        Property, plant and equipment consists of the following:

	June 28, 2008	March 31, 2008
Land	$1,074	$1,074
Land improvements	326	326
Building	6,730	4,285
Leasehold improvements	407	407
Manufacturing equipment	2,474	1,806
Computer equipment	1,244	1,153
Software	3,193	2,590
Furniture and fixtures	458	456

	15,906	12,097
Less accumulated depreciation	(1,991)	(1,664)

	$13,915	$10,433

        Depreciation expense for the three months ended June 28, 2008 and June 30, 2007 was approximately $327 and $199, respectively.

6. Warranty

        The Company's polysilicon products are sold with a standard warranty for a period not exceeding twenty-four months from delivery. The Company's PV products are generally sold with a standard warranty for a period equal to the shorter of (i) twelve months from the date of acceptance by the customer or (ii) fifteen months from the date of shipment. A provision for estimated future costs related to warranty expense is recorded when products are shipped and accepted by the customer. The following table presents warranty activities:

Three Months Ended June 28, 2008
Product warranty liability, beginning of the period	$1,957
Accruals for new warranties issued	447
Payments under warranty	(334)

Product warranty liability, end of period	$2,070

7. Income Taxes

        The tax provision for the three months ended June 28, 2008 and June 30, 2007 represent Federal, state and foreign income taxes. The Company's effective tax rate was 39.6% and 30.8% for the three months ended June 28, 2008 and June 30, 2007, respectively. In the quarter ended June 30, 2007, the effective tax included the reversal of a prior valuation allowance against the deferred tax assets of $3,047. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

7. Income Taxes (Continued)

based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

        In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted the provisions of FIN 48 on April 1, 2007. The Company recognized no increase in tax liabilities as a result of the implementation of FIN 48.

        The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2008 and June 28, 2008. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three months ended June 28, 2008.

8. Contingencies

        Beginning on August 1, 2008, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire, alleging that the Company, certain of its officers and directors, the underwriters and others violated various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The complaints allege that the Registration Statement for our July 2008 initial public offering contained material misstatements and omissions regarding our business relationship with LDK Solar, Ltd., one of the Company's customers. The lawsuits seek unspecified compensatory damages plus rescission, interest and attorneys' fees. The Court has entered orders providing that these cases may be consolidated for all purposes and setting deadlines for any objections thereto. The Company intends to defend these claims vigorously.

        The ultimate outcome of any litigation is uncertain, and either favorable or unfavorable outcomes could have a material negative impact on the Company's results of operations, consolidated balance sheets and cash flows, due to defense costs, diversion of management resources and other factors.

        The Company is subject to various other routine legal proceedings and claims incidental to its business. The Company believes the ultimate result from these actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

9. Share-Based Payments

        Stock-based compensation expense recognized for the three months ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended
	June 28, 2008	June 30, 2007
Cost of revenues	$101	$31
Research and development	140	69
Selling and marketing	29	54
General and administrative	3,041	357

Total	$3,311	$511

        The following presents additional detail in connection with the Company's share-based payment activities:

        Stock Option Plan

        Activities under the Company's stock option plan for the three months ended June 28, 2008 were as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance March 31, 2008	4,177	6,533	$3.86
Options granted	—	—
Options exercised	—	—
Options canceled/expired	7	(7)	$1.66

Balance June 28, 2008	4,184	6,526	$3.86

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

9. Share-Based Payments (Continued)

        The following summarizes information regarding outstanding and exercisable stock options as of June 28, 2008 (estimated intrinsic value based on initial public offering price):

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number	Weighted-Average Remaining Life (in years)	Intrinsic Value	Number	Weighted-Average Exercise Price	Intrinsic Value
$1.66	2,921	8.03	$43,348	1,434	$1.66	$21,281
$5.64	3,605	9.49	39,150	—	—	—

	6,526		$82,498	1,434	$1.66	$21,281

        The Company accounts for equity instruments issued in accordance with SFAS No. 123, Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Accordingly, the Company will be required to measure the fair value of the equity instrument at each reporting period prior to vesting and finally at the vesting date of the equity instruments. Stock based compensation recognized with respect to equity instruments issued to employees for the three months ended June 28, 2008 and June 30, 2007 was $647 and $191, respectively, and stock compensation to non-employees for the three months ended June 28, 2008 and June 30, 2007 was $2,506 and $217, respectively.

        As of June 28, 2008, the Company had unrecorded deferred stock-based compensation expense related to stock options of approximately $15,349 after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 3.15 years.

        There were no stock options granted during the three months ended June 28, 2008 and June 30, 2007.

Restricted Stock

        The Company grants restricted stock to certain employees. Restricted stock is common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment prior to the restricted period set by the compensation committee. A holder of restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. The fair value of restricted stock are based on the market price of the Company's stock on the date of grant and are recorded as compensation expense ratably over the service period, generally three to four years. Compensation expense recognized with respect to restricted stock for the three months ended June 28, 2008 was $30. There was no compensation expense related to restricted stock for the three months ended June 30, 2007.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

9. Share-Based Payments (Continued)

        A summary of restricted stock activity for the three months ended June 28, 2008 is as follows:

	Non-vested Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Balance at March 31, 2008	85	$5.64
Granted	–
Vested	–
Forfeited	–

Balance at June 28, 2008	85	$5.64

        As of June 28, 2008, the Company had unrecorded deferred stock-based compensation expense related to restricted stock of approximately $421 after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 3.5 years.

GT Solar Holdings, LLC Shares

        In conjunction with the January 1, 2006 acquisition of the Company by GT Solar Holdings, LLC, certain classes of shares of GT Solar Holdings, LLC were issued to key employees of the Company, a portion of which were subject to continuing employment vesting over three- and four-year periods. As a result of these ownership interests, these employees are entitled to participate in distributions from GT Solar Holdings, LLC. The Company has recorded compensation expense related to these ownership interests in the amount of $40 and $103 for the three months ended June 28, 2008 and June 30, 2007, respectively. The remaining unamortized compensation expense related to these shares is approximately $243 as of June 28, 2008.

10. Earning Per Share

        Basic earnings per share ("EPS") is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, when dilutive, the weighted average number of potential common shares outstanding during the period, as determined using the treasury stock method. Potential common shares consist of common stock issuable upon the exercise of outstanding stock options and nonvested restricted common stock. Because the Company reported a net loss in the three months ended June 30, 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share because the effect would have been anti-dilutive.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

11. Accumulated Derivative Gains or Losses

        The following table summarizes activity in accumulated other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company during the three months ended June 28, 2008 and June 30, 2007:

	Three Months Ended
	June 28, 2008	June 30, 2007
Balance at beginning of period	$5,557	$(18)
Net gain on changes in fair value of derivatives, net of tax effect	(372)	78

Balance at end of period	$5,185	$60

        Substantially all of the accumulated gain (loss) will be reclassified into earnings over the next twelve months.

12. Comprehensive Income (Loss)

        The following table summarizes other comprehensive income (loss) during the three months ended June 28, 2008 and June 30, 2007:

	Three Months Ended
	June 28, 2008	June 30, 2007
Net income (loss)	$5,142	$(5,027)
Net gains (losses) on derivative instruments designated as cash flow hedges, net of tax effects	(372)	78
Foreign currency translation adjustment	77	—

Comprehensive income (loss)	$4,847	$(4,949)

13. Segment Information

        During the year ended March 31, 2008, the Company began reporting its results in two segments: the PV business and Polysilicon business.

        The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment including the amortization of acquired intangible assets. Corporate services include non-allocable overhead costs, including human resources, legal, finance, general and administrative and corporate marketing expenses. Corporate services assets include deferred tax assets, cash and cash equivalents and other non-allocated assets.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

13. Segment Information (Continued)

        Financial information for the Company's business segments is as follows:

	PV Business	Polysilicon Business	Corporate Services	Total
Three months ended June 28, 2008
Revenue	$57,082	$—	$—	$57,082
Gross profit	23,862	435	—	$24,297
Depreciation and amortization	793	102	224	$1,119
Income (loss) from operations	$18,908	$(4,164)	$(6,614)	$8,130
Three months ended June 30, 2007
Revenue	$15,356	$—	$—	$15,356
Gross profit	5,322	—	—	$5,322
Depreciation and amortization	701	—	199	$900
Income (loss) from operations	$1,547	$(1,159)	$(4,192)	$(3,804)
Assets
June 28, 2008	$334,109	$230,582	$166,694	$731,385
March 31, 2008	$281,303	$230,865	$88,443	$600,611

        The following table presents net sales by geographic region, which is based on the destination of the shipments:

	Three Months Ended
	June 28, 2008	June 30, 2007
Asia	$43,878	$13,707
Europe	6,945	1,214
North America	6,259	435

Net Sales	$57,082	$15,356

        A summary of long-lived assets, consisting of net property and equipment and intangible assets, by geographical region is as follows (in thousands):

	June 28, 2008	March 31, 2008
United States	$22,052	$19,371
Asia	95	86

Total	$22,147	$19,457

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

14. Subsequent Events

Stock Split

        The financial statements give retroactive effect to a July 23, 2008 increase in the number of authorized shares of common stock from 10,000,000 to 500,000,000 and a 17-for-one stock split of the Company's common stock in connection with the Company's initial public offering.

Preferred Stock

        In connection with the Company's initial public offering, the Company filed an amended and restated certificate of incorporation that permits the board of directors, from time to time, to direct the issuance of up to 10,000,000 shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

New Senior Credit Facility

        On July 29, 2008, the Company entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90,000, which is available for the borrowing of revolving loans and the issuance of standby letters of credit; provided that the aggregate principal amount of revolving loans shall not exceed $50,000 at any time. The senior credit facility includes a sub limit of $25,000 for swingline loans. The senior credit facility will mature on July 29, 2011. The aggregate amount of borrowings and outstanding standby letters of credit under the senior credit facility may not exceed a borrowing base equal to Adjusted EBITDA multiplied by 3.0 plus unrestricted cash on hand.

        The senior credit facility is guaranteed by all of our existing and future direct and indirect domestic subsidiaries. Obligations under the senior credit facility are secured by a first-priority lien on substantially all of the Company's tangible and intangible assets and by a pledge of the capital stock of all of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries owned directly by the Company or one of its domestic subsidiaries. The senior credit facility may be increased by an aggregate amount of up to $100,000, with additional commitments from the lenders under the senior credit facility or from new financial institutions, if no default or event of default exists. The Company may exercise its option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10,000 and integral multiples of $5,000 in excess thereof.

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at the Company's option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate, or the federal funds rate plus 0.50%. The Company pays a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit.

        The senior credit facility contains customary covenants, which among other things limit the Company's ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments; enter

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 28, 2008

(In thousands, except share and per share data)

14. Subsequent Events (Continued)

into transactions with affiliates; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. The senior credit facility contains financial covenants that require the Company to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period.

Common Stock Dividend

        On June 30, 2008, the Company declared a dividend of $90,000 to the stockholders of record as of June 30, 2008 that was subsequently paid on August 1, 2008 (see Note 15, Pro Forma Information).

New Cash-Collateralized Letter of Credit Facility

        On July 29, 2008, the Company entered into a letter of credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The letter of credit agreement provides for a three-year cash-collateralized letter of credit facility in an aggregate principal amount of up to $150,000, which is available for the issuance of cash-collateralized standby letters of credit. The letter of credit facility may be increased by an aggregate amount of up to $50,000, with additional commitments from the lenders under the letter of credit facility or from new financial institutions, if no default or event of default exists under the letter of credit facility. The Company may exercise its option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10,000 and integral multiples of $5,000 in excess thereof. The Company pays letter of credit fees equal to 0.25% per annum on the maximum amount available to be drawn under each standby letter of credit.

        The letter of credit facility is secured by an equal amount of cash pledged and delivered by the Company to the administrative agent for the benefit of all lenders. The letter of credit facility contains customary covenants, which among other things limit the Company's ability to incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant's or its subsidiaries' assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility.

15. Pro Forma Information

        On June 30, 2008, the Company declared a dividend of $90,000 to the stockholders of record as of June 30, 2008 that was subsequently paid on August 1, 2008. The pro forma balance sheet information includes an adjustment to reflect a decrease in cash of $90,000 and a corresponding decrease in additional paid in capital and retained earnings as though the payment of that dividend had occurred as of June 28, 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "target," "continue," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Prospectus dated July 23, 2008 filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 24, 2008. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

        GT Solar International, Inc. and its subsidiaries (referred to herein collectively as "we", "us", and "our") are a provider of specialized manufacturing equipment and services essential for the production of photovoltaic, or PV, wafers, cells and modules and polysilicon. Our principal products are directional solidification systems, or DSS units, and chemical vapor deposition, or CVD, reactors and related equipment. DSS units are specialized furnaces used to melt polysilicon and cast multicrystalline ingots from which solar wafers are made. CVD reactors are used to react gases at high temperatures and pressures to produce polysilicon, the key raw material used in solar cells. Our customers include several of the world's largest solar companies as well as companies in the chemical industry. The use of our products requires substantial technical know-how and most of our customers rely on us to design and optimize their production processes as well as train their employees in the use of our equipment. We operated through two segments: our PV business and our polysilicon business.

        Our PV business manufactures and sells DSS units, wafer cleaning and etch systems, slurry recovery systems, cell testing and sorting equipment, and tabber/stringer machines, as well as related parts and consumables. We sell our products separately and as part of "turnkey solutions," where we bundle equipment, including third party equipment, with design and integration expertise.

        Our polysilicon business offers CVD reactors and related equipment. In 2005, we made a strategic decision to develop the equipment and expertise necessary to facilitate the entry of new participants into the polysilicon industry.

        Our business was founded in 1994. Effective January 1, 2006, our business was acquired by GT Solar Holdings, LLC, a newly formed company controlled by GFI Energy Ventures LLC, a private equity investment firm focused on the energy sector and Oaktree Capital Management, L.P., a global alternative and non-traditional investment manager. We refer to this transaction as the "Acquisition."

        Effective April 1, 2008 we elected to change our reporting period to be based on a 52 week year that ends on the Saturday closest to March 31 which in certain years results in a 53 week fiscal year. Our quarterly reporting will include 13 week periods, unless otherwise noted. The three month period ended June 28, 2008 includes two fewer days than a 13 week period as a result of transitioning to the new reporting period. We will continue to use the terms quarterly, monthly, and annual in describing our financial results.

        On July 29, 2008, we completed an initial public offering of common stock by certain of our stockholders.

Order Backlog

        Our order backlog consists of signed purchase orders or other written contractual commitments. The table below sets forth our order backlog as of June 28, 2008 and March 31, 2008 by product category:

	As of June 28, 2008		As of March 31, 2008
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
PV business	$598	47%	$648	50%
Polysilicon business	664	53%	659	50%

Total	$1,262	100%	$1,307	100%

        Our order backlog as of June 28, 2008, included deferred revenue of $234.8 million, representing equipment that had been shipped to customers but not yet recognized as revenue. In addition, $744.6 million of our order backlog as of June 28, 2008 was attributed to three customers. We generally would expect to deliver the solar products included in our order backlog over a period ranging from six to twelve months and the polysilicon products included in our order backlog over a period ranging from twelve to eighteen months, although portions of the related revenue are expected to be recognized over a longer period. We expect to convert approximately 43% of our order backlog as of June 28, 2008 to revenue by March 31, 2009. Order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and we have only recently begun to track our order backlog on a consistent basis.

Factors Affecting Our Results of Operations

        Demand for our products and services is driven by end-user demand for solar power. Key drivers of the growing demand for solar power include increasing scarcity and rising prices of conventional energy sources, the desire for energy security/energy independence to counter perceived geopolitical supply risks surrounding fossil fuels, environmental pollution from fossil fuels and the resulting tightening of emission controls, the increasingly competitive cost of energy from renewable energy sources, government incentive programs for the development of solar energy making solar energy more cost competitive and changing consumer preferences towards renewable energy sources.

        In addition, our results of operations are affected by a number of external factors including the availability of polysilicon in the market, availability of raw materials, foreign exchange rates, interest rates, commodity prices (particularly steel and graphite prices) and macro economic, political, regulatory and legal conditions in the markets in which we conduct business (including China).

        Our quarterly results of operations are affected by a number of factors including, among other things, the size of new contracts and when we are able to recognize the related revenue (especially with respect to our polysilicon products), delays in customer acceptances of our products and our rate of progress in the fulfillment of our obligations under our contracts. Our quarterly results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three months ended June 28, 2008 and June 30, 2007:

	Three Months Ended
	June 28, 2008	June 30, 2007
Statement of Operations Data:*
Revenue	100%	100%
Cost of revenue	57	65

Gross profit	43	35
Research and development	7	7
Selling and marketing	7	19
General and administrative	14	29
Amortization of intangible assets	1	5

Income (loss) from operations	14	(25)
Interest income (expense), net	4	7
Other expense, net	(3)	(7)

Income (loss) before income taxes	15	(25)
Provision for income taxes	6	8

Net income (loss)	9%	(33)%

*
percentages subject to rounding.

        Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007.

        Revenue.    The following table sets forth total revenue and revenue by product category for the three months ended June 28, 2008 and June 30, 2007:

	Three Months Ended
Product Category	June 28, 2008	June 30, 2007	Change	% Change
	(dollars in thousands)
PV equipment	$54,375	$14,476	$39,899
PV services, parts and other	2,707	880	1,827

Total PV business revenue	$57,082	$15,356	$41,726	272%

        Our total revenue increased 272% from $15.4 million for the three months ended June 30, 2007 to $57.1 million for the three months ended June 28, 2008. Specifically, our revenue from PV equipment sales increased 275% from $14.5 million for the three months ended June 30, 2007 to $54.4 million for the three months ended June 28, 2008. This increase is substantially attributed to growth in revenue under our DSS contracts.

        During the three months ended June 28, 2008, our revenue from DSS sales were $50.9 million as compared to $14.3 million in the same quarter last year. Of the increase in our DSS unit sales, approximately $35.9 million related to our recently introduced DSS 450 unit. Sales of other GT Solar equipment accounted for $3.4 million of our revenue for the three months ended June 28, 2008. Revenue from other customer equipment sales can fluctuate based upon specific customer requirements. Revenue from PV services, parts and other increased 212% from $0.9 million for the three months ended June 30, 2007 to $2.7 million for the three months ended June 28, 2008. This increase was commensurate with our overall revenue growth.

        Revenue from turnkey contracts accounted for none of our revenue for the three months ended June 28, 2008 or June 30, 2007. Turnkey revenue is recorded only after final production line acceptance and therefore is periodic in nature.

        Additionally, we did not recognize any revenue from our CVD reactors or converters in the three months ended June 28, 2008 and June 30, 2007. Our polysilicon business commenced in April 2006. As of June 28, 2008, we had fully delivered CVD reactors to two customers and we will recognize revenue related to these orders when pre-established reactor output performance criteria has been met and final acceptance by the respective customer has been confirmed.

        In both the three months ended June 28, 2008 and three months ended June 30, 2007, a substantial percentage of our revenue resulted from sales to a small number of customers. Three of our customers accounted for 74% of our revenue for the three months ended June 28, 2008 and two customers accounted for 79% of our revenue for the three months ended June 30, 2007. No other customer accounted for more than 10% of our revenue during the respective periods.

         Cost of Revenue and Gross Profit.    The following table sets forth total cost of revenue and gross profit (loss) for the three months ended June 28, 2008 and June 30, 2007:

	Three Months Ended
	June 28, 2008	June 30, 2007	Change	% Change
	(dollars in thousands)
Cost of revenue
PV business	$33,220	$10,034	$23,186
Polysilicon business	(435)	—	(435)

Total	$32,785	$10,034	$22,751	227%

Gross profit (loss)
PV business	$23,862	$5,322	$18,540
Polysilicon business	435	—	435

Total	$24,297	$5,322	$18,975	357%

        Cost of revenue increased $22.8 million, or 227%, to $32.8 million for the three months ended June 28, 2008 compared to $10.0 million for the three months ended June 30, 2007. Gross profit increased $19.0 million, or 357%, to $24.3 million for the three months ended June 28, 2008 compared to gross profit of $5.3 million for the three months ended June 30, 2007. These increases were largely the result of increased PV business revenue in the three months ended June 28, 2008 compared to the three months ended June 30, 2007.

        Gross profit as a percentage of revenue, or gross margin, increased to 43% for the three months ended June 28, 2008 from 35% for the three months ended June 30, 2007. Gross margin increased primarily due to the higher gross margins on our recently introduced DSS units. During fiscal year March 28, 2009, we anticipate our revenue will include higher revenue from other equipment sales, turnkey projects and polysilicon reactors that are expected to slightly reduce overall gross margins during the remaining fiscal year.

         Research and Development.    The following table sets forth total research and development expenses for the three months ended June 28, 2008 and June 30, 2007:

	Three Months Ended
	June 28, 2008	June 30, 2007	Change	% Change
	(dollars in thousands)
Research and development
PV business	$1,456	$490	$966
Polysilicon business	2,360	594	1,766

Total	$3,816	$1,084	$2,732	252%

        Research and development expenses were $3.8 million for the three months ended June 28, 2008, compared to $1.1 million for the three months ended June 30, 2007, an increase of 252%. The increase was a result of increased labor and material spending associated with the development of new Polysilicon business products, particularly our CVD reactor technology, as well as costs associated with the development of our next-generation DSS product.

         Selling and Marketing.    The following table sets forth total selling and marketing expenses for the three months ended June 28, 2008 and June 30, 2007:

	Three Months Ended
	June 28, 2008	June 30, 2007	Change	% Change
	(dollars in thousands)
Selling and marketing
PV business	$2,239	$2,353	$(114)
Polysilicon business	1,545	564	981

Total	$3,784	$2,917	$867	30%

        Selling and marketing expenses increased 30% from $2.9 million for the three months ended June 30, 2007 to $3.8 million for the three months ended June 28, 2008. Selling expenses do not directly correlate to increases in revenue since sales commissions are paid on bookings in both our PV and Polysilicon business rather than when revenue is recognized.

         General and Administrative.    The following table sets forth total general and administrative expenses for the three months ended June 28, 2008 and June 30, 2007:

	Three Months Ended
	June 28, 2008	June 30, 2007	Change	% Change
	(dollars in thousands)
General and administrative
PV business	$7,170	$4,423	$2,747
Polysilicon business	605	—	605

Total	$7,775	$4,423	$3,352	76%

        General and administrative expenses increased 76% to $7.8 million for the three months ended June 28, 2008 from $4.4 million for the three months ended June 30, 2007. The increase was the result of increases in stock-based compensation that fluctuates with the fair value of our common stock of $2.7 million and additional staffing to provide the infrastructure necessary to support our continued growth.

         Amortization of Intangible Assets.    Amortization expense attributed to intangible assets increased to $0.8 million for the three months ended June 28, 2008 from $0.7 million for the three months ended

June 30, 2007. The increase reflects additional intangible assets acquired during the fiscal year ended March 31, 2008.

         Interest Income and Expense, net.    We typically invest our excess cash in exchange traded money market mutual funds. During the three months ended June 28, 2008, we recorded $1.5 million of interest income and a credit related to the interest component of foreign exchange forward contracts in interest expense of $0.3 million. During the three months ended June 30, 2007, we recorded interest income of $1.4 million and interest expense of $0.4 million relating to the expensing of deferred debt costs in connection with the repayment of the $15.0 million notes payable in April 2007.

         Other Expense, net.    During the three months ended June 28, 2008 and June 30, 2007, other expense was $1.4 million and $1.1 million, respectively, primarily related to our initial public offering which was completed on July 29, 2008.

         Provision for Income Taxes.    Our effective income tax expense rate was 39.6% in the three months ended June 28, 2008 and 30.8% in the three months ended June 30, 2007. In the quarter ended June 30, 2007, the effective tax included the reversal of a prior valuation allowance against the deferred tax assets of $3,047.

         Net Income.    As a result of the foregoing factors, for the three months ended June 28, 2008, we recorded net income of $5.1 million compared to a net loss of $(5.0) million for the three months ended June 30, 2007.

Liquidity and Capital Resources

Overview

        Our cash balances increased by $57.4 million during the first three months of fiscal 2009, from $54.8 million as of March 31, 2008 to $112.2 million as of June 28, 2008. During the same period of fiscal 2007, the cash balance increased by $19.6 million, from $74.1 million as of March 31, 2007 to $93.6 million as of June 30, 2007. We manage our cash inflows through the use of customer deposits and milestone billings that allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) and payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

        We generated $61.1 million of cash from operations during the first three months ended June 28, 2008 compared to $36.2 million for the same period last year. The increase is primarily related to improved profitability, the timing of our deferred revenue and customer deposits offset in part by an increase in deferred costs and advances to our vendors to secure adequate supply of inventory to fund our continued growth and expansion.

        The increase in customer deposits of $43.6 million for the three months ended June 28, 2008 as compared to $60.7 million for the three months ended June 30, 2007 corresponds with the overall increase in our order backlog, as we require deposits under our contractual arrangements with our customers. The increases in deferred costs of $38.4 million correspond to the increase in deferred revenue of $70.6 million for the three months ended June 28, 2008, as compared to $15.4 million of deferred costs and $28.9 million of deferred revenue on for the three months ended June 30, 2007. We generally collect customer deposits of approximately 10% to 30% of the value of the contract when the order received. The cash payments are initially classified as customer deposits, and then reclassified to deferred revenue when equipment has been shipped or services have been provided, but revenue has not yet been recognized.

        In connection with customer deposits, customers may require us to provide a standby letter of credit, or standby LOC, as security for their deposit. During the period from April 2006 to September 2007 we used a senior secured revolving credit facility that provided for up to $70.0 million in borrowings and standby letters of credit. Although we had not borrowed any amounts under the old senior credit facility, we used the old senior credit facility to issue standby letters of credit against customer deposits. On September 24, 2007, we elected to terminate this old senior credit facility. Since September 24, 2007 we have been issuing standby letters of credit on a cash collateralized basis. This cash collateral is classified as restricted cash in the consolidated balance sheets and increased by $31.5 million for the first three months of the current fiscal year, as compared to a decrease in restricted cash of $15.8 million for the comparable period last year.

        The practice of using cash to collateralized our standby LOCs has had a negative impact on the working capital available to us. Since terminating the old senior credit facility, we have been able to meet our working capital requirements through our cash flow from operations. On July 29, 2008, we entered into a new senior credit facility and a new letter of credit facility, in each case with a syndicate of financial institutions. (See "New Senior Credit Facility" and "New Cash-Collateralized Letter of Credit Facility" below.)

Cash Flows from Investing Activities

        We outsource a significant portion of our manufacturing and therefore, we require minimal capital expenditures to meet our production demands. Our capital expenditures for the three months ended June 28, 2008 and June 30, 2007, were approximately $3.8 million and $0.5 million, respectively, that were used primarily for improving our business information systems and improving our principal facility. We expect total capital expenditures in the fiscal year ending March 31, 2009 to be approximately $16.8 million, consisting primarily of improvements to our business information systems and expansion of our facilities both in New Hampshire and Montana.

Cash Flows from Financing Activities

        During the three months ended June 30, 2007, we used $15.9 million of cash for financing activities to repay our senior secured exchangeable promissory note.

        As of June 28, 2008, we had $134.5 million of standby LOCs outstanding secured by restricted cash. Generally, a letter of credit expires upon shipment to the customer which in turn reduces the restricted cash by a similar amount.

        We believe that cash generated from operations together with our existing cash and customer deposits and our new senior credit facility (see below) will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months.

New Senior Credit Facility

        On July 29, 2008, we entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90.0 million, which is available for the borrowing of revolving loans and the issuance of standby LOCs; provided that the aggregate principal amount of revolving loans shall not exceed $50.0 million at any time. The senior credit facility includes a sub limit of $25.0 million for swingline loans. The senior credit facility will mature on July 29, 2011. The aggregate amount of borrowings and outstanding standby LOCs under the senior credit facility may not exceed a borrowing base equal to Adjusted EBITDA multiplied by 3.0 plus unrestricted cash on hand. The senior credit facility is guaranteed by all of our existing and future direct and indirect domestic subsidiaries. Obligations under the senior credit facility are secured by a first-priority lien on substantially all of the tangible and intangible assets and by a pledge of the capital stock of all of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries owned directly by us or one of our domestic subsidiaries.

        The senior credit facility may be increased by an aggregate amount of up to $100.0 million, with additional commitments from the lenders under the senior credit facility or from new financial institutions, if no default or event of default exists. We may exercise our option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10.0 million and integral multiples of $5.0 million in excess thereof.

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at our option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate, or the federal funds rate plus 0.50%. We pay a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby LOC.

        The senior credit facility contains customary covenants, which, among other things, limit our ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments; enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. The senior credit facility contains financial covenants that require us to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period.

New Cash-Collateralized Letter of Credit Facility

        On July 29, 2008, we also entered into a letter of credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The letter of credit agreement provides for a three-year cash-collateralized letter of credit facility in an aggregate principal amount of up to $150.0 million, which is available for the issuance of cash-collateralized standby LOCs. The letter of credit facility may be increased by an aggregate amount of up to $50.0 million, at our election, with additional commitments from the lenders under the letter of credit facility or from new financial institutions, if no default or event of default exists under the letter of credit facility. We may exercise the option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10.0 million and integral multiples of $5.0 million in excess thereof. We pay letter of credit fees equal to 0.25% per annum on the maximum amount available to be drawn under each standby letter of credit.

        The letter of credit facility is secured by an equal amount of cash pledged and delivered by us to the administrative agent for the benefit of all lenders. The letter of credit facility contains customary covenants, which among other things limit our ability to: incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant's or its subsidiaries' assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility.

Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        As of June 28, 2008, we had approximately $134.5 million of standby letters of credit outstanding representing primarily performance guarantees issued against customer deposits. These letters of credit as of June 28, 2008 have not been included in the consolidated financial statements included herein and are secured by restricted cash.

Contractual Obligations

        As of June 28, 2008, our contractual obligations by fiscal year for operating were as follows:

	Total	Remainder of 2009	2010	2011	2012	2013	2014 and thereafter
	(dollars in thousands)
Operating leases (a)	$672	$216	$227	$135	$93	—	—

(a)
These amounts represent our minimum operating lease payments due under noncancelable operating leases.

Recent Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 will have a material impact on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on our consolidated results of operations or financial position. In addition, we are currently evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities will have on our financial position and results of operations.

        In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liability ("SFAS No. 159"). SFAS No. 159 allows entities to measure many financial instruments and certain other items at their fair value. We elected not to change the accounting for our financial instruments and therefore the adoption of SFAS No. 159 effective April 1, 2008 did not have a material impact on our financial position and results of operations.

        In June 2007, the Emerging Issues Task Force issued EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF Issue No. 07-03"). EITF Issue No. 07-03 addresses the diversity which exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. Under EITF Issue No. 07-03 an entity would defer and capitalize nonrefundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. We adopted EITF Issue No. 07-03 effective April 1, 2008 with no material impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," or SFAS No. 141R. This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R becomes effective for business combinations entered into during fiscal years beginning on or after December 31, 2008 and thereafter and does not have any impact on business combinations prior to such date.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an Amendment of APB No. 51," or SFAS No. 160. This pronouncement requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. SFAS No. 160 becomes effective for fiscal years beginning on or after December 31, 2008 and interim periods therein. We have not yet completed our evaluation of the impact of SFAS No. 160.

        In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only addresses disclosure requirements, the adoption of SFAS No. 161 will have no impact on our consolidated results of operation or consolidated financial position.

Critical Accounting Policies and Estimates

        For the three months ended June 28, 2008, there were no changes to our critical accounting policies as identified in our consolidated financial statements for the year ended March 31, 2008 included in our Prospectus dated July 23, 2008 filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 24, 2008.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign Currency Risk

        Although our reporting currency is the U.S. dollar and almost all of our sales contracts are currently denominated in U.S. dollars, we may incur costs in the local currency of one or more of the countries in which we operate. In addition, we maintain our cash balances primarily in the U.S. dollar. However, from time to time, we will maintain cash balances in currencies other than the U.S. dollar. As a result, we may be subject to currency translation risk. Exchange rates between a number of currencies and U.S. dollars have fluctuated significantly over the last few years and future exchange rate fluctuations may occur.

        We enter into foreign exchange forward contracts that qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to hedge portions of our anticipated foreign currency denominated inventory purchases. These contracts typically expire within 12 months. Consistent with the nature of the economic hedges provided by these foreign exchange forward contracts, increases or decreases in their fair values would be effectively offset by corresponding decreases or increases in the U.S. dollar value of our future foreign currency denominated inventory purchases (i.e., "hedged items"). The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items.

        Currently, our largest foreign currency exposure is the Euro and to a lesser degree the Swiss Franc, primarily from foreign currency denominated purchases of third party equipment from vendors located in Europe. Relative to our foreign currency exposures existing at June 28, 2008, a 10% appreciation of the Euro against the U.S. dollar would result in an increase in the fair value of $11.1 million of these derivative financial instruments. Conversely, a 10% appreciation of the U.S. dollar against the Euro would result in a decrease in the fair value of $11.1 million of these instruments.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        We have implemented new company-wide enterprise resource planning software. As of May 5, 2008 we have completed the conversion to this new platform in our business locations other than at our Shanghai location. As a result, certain changes have been made to our internal controls, which management believes will strengthen our internal control structure. There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Beginning on August 1, 2008, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire, alleging that we, certain of our officers and directors, the underwriters and others violated various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The complaints allege that the Registration Statement for our July 2008 initial public offering contained material misstatements and omissions regarding our business relationship with LDK Solar, Ltd., one of our customers. The lawsuits seek unspecified compensatory damages plus rescission, interest and attorneys' fees. The Court has entered orders providing that these cases may be consolidated for all purposes and setting deadlines for any objections thereto. We intend to defend these claims vigorously.

        The ultimate outcome of any litigation is uncertain, and either favorable or unfavorable outcomes could have a material negative impact on our results of operations, consolidated balance sheets and cash flows, due to defense costs, diversion of management resources and other factors.

        We are subject to various other routine legal proceedings and claims incidental to our business. We believe the ultimate result from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Prospectus dated July 23, 2008 (the "Prospectus") filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 24, 2008. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in the Prospectus.

We may be subject to securities class action lawsuits that could adversely affect our business. This litigation, and potential similar or related litigation, could result in substantial damages and may divert management's time and attention from our business.

        Beginning on August 1, 2008, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire, alleging that we, certain of our officers and directors, the underwriters and others violated various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The complaints allege that the Registration Statement for our July 2008 initial public offering contained material misstatements and omissions regarding our business relationship with LDK Solar, Ltd., one of our customers. The lawsuits seek unspecified compensatory damages plus rescission, interest and attorneys' fees. The Court has entered orders providing that these cases may be consolidated for all purposes and setting deadlines for any objections thereto.

        We intend to defend these claims vigorously. Nonetheless, the lawsuits discussed above may result in costly and protracted litigation, which may require significant commitment of our financial and management resources and time. The ultimate outcome of any litigation is uncertain and could result in substantial damages. Either favorable or unfavorable outcomes could have a material negative impact on our financial condition or results of operations, due to defense costs, diversion of management resources and other factors. In addition, we may in the future be the target of securities class action lawsuits similar to those described above.

Our actual operating results may differ significantly from our guidance.

        From time to time, we release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

        Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

        Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.

        Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" in the Prospectus for our initial public offering and in this quarterly report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Use of Proceeds

        On July 29, 2008, we completed an initial public offering of shares of our common stock. The SEC declared the Registration Statement for our initial public offering (File No. 333-142383) effective on July 23, 2008. Pursuant to the Registration Statement, we registered the sale of a total of 34,845,000 shares of common stock to be sold by one selling stockholder, including 4,545,000 shares of common stock to be sold by the selling stockholder pursuant to an underwriters over-allotment option. On July 29, 2008, the 30,300,000 shares of common stock offered by the selling stockholder were sold to the underwriters and issued to the public at for an aggregate offering price of $499,950,000. We did not receive any proceeds from the sale of common stock by the selling stockholder. The managing underwriters for the initial public offering were Credit Suisse Securities (USA) LLC and UBS Securities LLC.

        We paid the expenses of the initial public offering, other than underwriting discounts and commissions. Our expenses for the offering were approximately $4.0 million. The proceeds of the initial public offering were paid to GT Solar Holdings, LLC, a holder of more than 10% of our common stock. GT Solar Holdings, LLC used the net proceeds it received in connection with the initial public offering to make a distribution to its shareholders, including our Chief Executive Officer and two investment funds managed by GFI Energy Ventures LLC ("GFI") and Oaktree Capital Management, L.P. Two of our directors are partners of GFI.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matter to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated By-laws of the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Solar International, Inc.
	By:	/s/ THOMAS M. ZARRELLA Thomas M. Zarrella
Date: August 27, 2008		President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ ROBERT W. WOODBURY, JR. Robert W. Woodbury, Jr.
Date: August 27, 2008		Chief Financial Officer (Principal Financial Officer)