Form 10-Q
period 2008-09-27
GT Solar International, Inc.
filed 2008-11-07
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
or
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

        As of November 3, 2008, the Company had 142,863,287 shares of common stock outstanding.

GT SOLAR INTERNAITONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008

PART I—FINANCIAL INFORMATION

Item 1—Condensed Consolidated Financial Statements

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 27, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$6,444	$54,839
Restricted cash and cash equivalents	103,292	164,028
Accounts receivable, net	45,968	62,407
Inventories	88,031	37,518
Deferred costs	162,701	105,154
Advances on inventory purchases	154,808	77,635
Deferred income taxes	61,595	29,684
Prepaid expenses and other current assets	4,894	6,625

Total current assets	627,733	537,890
Property, plant and equipment, net	15,960	10,433
Other assets	1,060	74
Intangible assets, net	7,471	9,024
Goodwill	42,600	43,190

Total assets	$694,824	$600,611

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,458	$37,992
Accrued expenses	20,563	16,725
Customer deposits	310,490	263,628
Deferred revenue	274,770	164,190
Accrued income taxes	11,015	22,316

Total current liabilities	658,296	504,851
Deferred income taxes	3,087	3,380
Other non-current liabilities	1,004	739

Total liabilities	662,387	508,970
Commitments and contingencies (Note 7)	—	—
Stockholders' equity:
Common stock, $0.01 par value, 500,000 shares authorized; 143,033 and 142,375 shares issued and outstanding as of September 27, 2008 and March 31, 2008, respectively	1,430	1,424
Additional paid-in capital	77,690	73,817
Accumulated other comprehensive (loss) income	(593)	5,584
Retained earnings (accumulated deficit)	(46,090)	10,816

Total stockholders' equity	32,437	91,641

Total liabilities and stockholders' equity	$694,824	$600,611

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 27, 2008	Three Months Ended September 30, 2007	Six Months Ended September 27, 2008	Six Months Ended September 30, 2007
Revenue	$140,192	$81,774	$197,274	$97,130
Cost of revenue	78,821	52,190	111,606	62,224

Gross profit	61,371	29,584	85,668	34,906
Operating expenses:
Research and development	4,049	1,846	7,865	2,929
Selling and marketing	5,044	3,347	8,828	6,264
General and administrative	8,348	4,447	16,124	8,870
Amortization of intangible assets	762	750	1,553	1,452

Total operating expenses	18,203	10,390	34,370	19,515

Income from operations	43,168	19,194	51,298	15,391
Other income (expense):
Interest income	2,495	1,915	3,970	3,358
Interest expense	(125)	(667)	228	(1,068)
Other expense, net	(1,657)	(168)	(3,099)	(1,251)

Income before income taxes	43,881	20,274	52,397	16,430
Provision for income taxes	15,939	3,198	19,312	4,382

Net income	$27,942	$17,076	$33,085	$12,048

Income per share
Basic	$0.20	$0.12	$0.23	$0.08
Diluted	$0.19	$0.12	$0.23	$0.08
Dividend paid per common share	$0.632	—	$0.632	—
Average number of common shares outstanding used for basic earnings per share	142,398	142,290	142,344	142,290
Dilutive common stock options and awards	2,677	1,625	2,775	1,579

Average number of common shares outstanding plus dilutive common stock options and awards	145,075	143,915	145,119	143,869

Outstanding common stock options and awards having no dilutive effect	409	—	395	—

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 27, 2008	Six Months Ended September 30, 2007
Operating activities:
Net income	$33,085	$12,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense	1,553	1,452
Depreciation expense	783	423
Deferred income tax benefit	(32,205)	(1,037)
Stock-based compensation expense	3,070	938
Amortization of credit facility issuance costs	61	—
Changes in operating assets and liabilities:
Restricted cash	60,735	(133,340)
Accounts receivable	16,440	(6,272)
Short term notes receivables	—	1,585
Inventories	(50,513)	(22,651)
Deferred costs	(57,547)	1,442
Advances on inventory purchases	(77,173)	(30,079)
Prepaid expenses and other current assets	1,732	(1,404)
Accounts payable and accrued expenses	3,039	6,500
Customer deposits	46,862	162,048
Deferred revenue	110,580	(1,854)
Accrued income taxes	(11,301)	(4,356)
Other non-current liabilities	(1,728)	1,035

Net cash provided by (used in) operating activities	47,473	(13,522)
Investing activities:
Purchase of property, plant and equipment	(6,310)	(876)
Purchase of intangible assets	—	(350)
Decrease in other assets	590	172

Net cash used in investing activities	(5,720)	(1,054)
Financing activities:
Proceeds from exercises of stock options	809	—
Payment of dividends to stockholders	(89,991)	—
Credit facility issuance costs	(1,060)	—
Payment of note payable	—	(15,934)

Net cash used in financing activities	(90,242)	(15,934)
Effect of foreign exchange rates on cash	94	6

Decrease in cash and cash equivalents	(48,395)	(30,504)
Cash and cash equivalents at beginning of period	54,839	74,059

Cash and cash equivalents at end of period	$6,444	$43,555

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 27, 2008

(In thousands, except per share data)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        GT Solar International, Inc. and its subsidiaries (the "Company") provide specialized manufacturing equipment and services essential for the production or photovoltaic, or PV, wafers, cells and modules and polysilicon. The Company's principal products are directional solidification systems, or DSS units, and chemical vapor deposition, or CVD, reactors and related equipment. DSS units are specialized furnaces used to melt polysilicon and cast multicrystalline ingots from which PV wafers are made. CVD reactors are used to react gases at high temperatures and pressures to produce polysilicon, the key raw material used in solar cells.

        The Company operates through two segments: PV business and polysilicon business. The PV business manufactures and sells DSS units, wafer cleaning and etch systems, slurry recovery systems, cell testing and sorting equipment and tabber/stringer machines, as well as related parts and services. The Company sells PV products separately and as part of premium "turnkey solutions," in which the Company bundles equipment, including third party equipment, with design and integration expertise. The Company's polysilicon business sells CVD reactors and related equipment that facilitate the entry of new participants into the polysilicon industry.

        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the six months ended September 27, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 2009 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Prospectus dated July 23, 2008 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act") with the Securities and Exchange Commission on July 24, 2008 (the "Prospectus").

        The condensed consolidated balance sheet as of March 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Effective April 1, 2008 the Company elected to change its reporting period to be based on a 52-week year that ends on the Saturday closest to March 31, which in certain years results in a 53-week fiscal year. The Company's quarterly reporting will include 13 week periods, unless otherwise noted. The fiscal year ending March 31, 2010 will have 53 weeks, with the extra week occurring in the fourth quarter of that year. As a result of transitioning to the new reporting period, the six month period ended September 27, 2008 includes three fewer days than a 26-week period and three fewer days than the corresponding three month and nine months ended September 30, 2007. The Company will continue to use the terms quarterly, monthly, and annual in describing its financial results.

        On July 29, 2008, the Company completed an initial public offering of 30,300,000 shares of common stock by certain of its stockholders.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

1. Significant Accounting Policies (Continued)

Significant Accounting Policies

        The Company's significant accounting policies are disclosed in its audited financial statements for the year ended March 31, 2008, included in the Prospectus and have not changed materially as of September 27, 2008.

Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Recently Adopted Accounting Policies

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard applies only when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on the Company's consolidated results of operations or financial position (see Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). In addition, the Company is currently evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities will have on its financial position and results of operations.

        In February 2007, FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liability ("SFAS No. 159"). SFAS No. 159 allows entities to measure many financial instruments and certain other items at their fair value. The Company elected not to change the accounting for its financial instruments and therefore the adoption of SFAS No. 159 effective April 1, 2008 did not have a material impact on its financial position and results of operations.

        In September 2007, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF Issue No. 07-03"). EITF Issue No. 07-03 addresses the diversity which exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. Under EITF Issue No. 07-03 an entity would defer and capitalize nonrefundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The Company's adoption of EITF Issue No. 07-03 as of April 1, 2008 did not have a material impact on its financial position or results of operations.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

2. Recently Issued Accounting Pronouncements

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 addresses only disclosure requirements, the adoption of SFAS No. 161 will have no impact on the Company's combined results of operation or combined financial position.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

3. Fair Value of Financial Instruments

        The Company's financial instruments are recorded at amounts that reflect the Company's estimate of their fair values. SFAS No. 157 provides a hierarchal disclosure framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy are as follows:

  •
  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

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

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 27, 2008:

		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$103,899	$103,899	—	—
Foreign exchange forward contracts assets	$1,084	—	$1,084	—
Foreign exchange forward contracts liabilities	$(4,265)	—	$(4,265)	—

        The Company's counterparties to forward foreign exchange transactions are major financial institutions with an investment grade or better credit rating. These forward foreign exchange contracts are measured at fair value using a valuation which represents a good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions.

4. Inventories

        Inventories consist of the following:

	September 27, 2008	March 31, 2008
Raw materials	$54,196	$17,729
Work-in-process	4,206	10,128
Finished goods	29,629	9,661

	$88,031	$37,518

5. Warranty

        The Company's polysilicon products are sold with a standard warranty for a period not exceeding twenty-four months from delivery. The Company's PV products are generally sold with a standard warranty for a period equal to the shorter of (i) twelve months from the date of acceptance by the customer or (ii) fifteen months from the date of shipment. A provision for estimated future costs related to

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

5. Warranty (Continued)

warranty expense is recorded when products are shipped and accepted by the customer. The following table presents warranty activities:

	Six Months Ended September 27, 2008	Year Ended March 31, 2008
Product warranty liability, beginning of the period	$1,957	$977
Accruals for new warranties issued	863	1,876
Payments under warranty	(646)	(896)

Product warranty liability, end of period	$2,174	$1,957

6. Income Taxes

        The Company recorded a provision for Federal, state and foreign income taxes for the three and six months ended September 27, 2008 and September 30, 2007 in accordance with SFAS 109, Accounting for Income Taxes. The Company's consolidated effective income tax rate was 36.3% for the three months ended September 27, 2008, as compared to 15.8% for the comparable prior-year period.

        The Company's consolidated effective income tax rate was 36.9% for the six months ended September 27, 2008, as compared to 26.7% for the comparable prior-year period. This rate is lower than the statutory rate for the period ended September 27, 2008 due primarily to the impact of discrete items, attributed mainly to tax benefits based upon recently completed tax studies. The impact of these discrete items on the effective rate was to reduce the effective rate for the three and six month period ended September 27, 2008 by a net of 1.7%. In the six months ended September 30, 2007, the effective rate included the reversal of a prior valuation allowance against the deferred tax assets of $3,047.

        The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes ("FIN 48") which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted the provisions of FIN 48 on April 1, 2007. The Company recognized no increase in tax liabilities as a result of the implementation of FIN 48. The Company did not have any unrecognized tax benefits as of March 31, 2008. During the three months ended September 27, 2008, the Company recorded a long term payable for uncertain tax positions of $143.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

6. Income Taxes (Continued)

        The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. At September 27, 2008, accrued interest related to uncertain tax positions was not significant.

7. Contingencies

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the "Court"), against the Company, certain of its officers and directors, certain underwriters of the Company's July 24, 2008 initial public offering and others (the "federal class actions"). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. No amended consolidated complaint has yet been filed. The federal class action plaintiffs assert claims under various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The federal class action complaints allege, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the Registration Statement for the Company's July 24, 2008 initial public offering, and other public statements, regarding the Company's business relationship with LDK Solar, Ltd., one of the Company's customers. Among other relief, the federal class action complaints seek class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District, against the Company, certain of its officers and directors and certain underwriters of the Company's July 24, 2008 initial public offering (the "state class action"). The Company removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008, where the matter is currently pending. The defendants anticipate that plaintiff will seek to remand the state class action to New Hampshire state court. The state class action plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the Registration Statement for the Company's July 24, 2008 initial public offering, and other public statements, regarding the Company's business relationship with LDK Solar, Ltd., one of the Company's customers. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the court should deem just and proper.

        The Company intends to defend the federal and state court class actions vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on the Company's consolidated financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

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

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

8. Debt

  New Senior Credit Facility

        On July 29, 2008, the Company entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90,000, which is available for the borrowing of revolving loans and the issuance of standby letters of credit; provided that the aggregate principal amount of revolving loans shall not exceed $50,000 at any time. The senior credit facility includes a sub limit of $25,000 for swingline loans. The senior credit facility will mature on July 29, 2011. The aggregate amount of borrowings and outstanding standby letters of credit under the senior credit facility may not exceed a borrowing base equal to Adjusted EBITDA multiplied by 3.0 plus unrestricted cash on hand. The senior credit facility is guaranteed by all of the Company's existing and future direct and indirect domestic subsidiaries. Obligations under the senior credit facility are secured by a first-priority lien on substantially all of the Company's tangible and intangible assets and by a pledge of the capital stock of all domestic subsidiaries and 65% of the capital stock of foreign subsidiaries owned directly by the Company or one of its domestic subsidiaries.

        The senior credit facility may be increased by an aggregate amount of up to $100,000, with additional commitments from the lenders under the senior credit facility or from new financial institutions, if no default or event of default exists. The Company may exercise its option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10,000 and integral multiples of $5,000 in excess thereof. As of September 27, 2008, the Company had approximately $39,269 of outstanding letters of credit and no borrowings, resulting in $50,731 of available credit under the senior credit agreement.

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate, or the federal funds rate plus 0.50%. The Company pays a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. The senior credit facility contains customary covenants, which among other things limit the Company's ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments; enter into transactions with affiliates; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. The senior credit facility contains financial covenants that require the Company to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The Company was in compliance with all of these covenants as of September 27, 2008.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

8. Debt (Continued)

  New Cash-Collateralized Letter of Credit Facility

        On July 29, 2008, the Company entered into a letter of credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The letter of credit agreement provides for a three-year cash-collateralized letter of credit facility in an aggregate principal amount of up to $150,000, which is available for the issuance of cash-collateralized standby letters of credit. The letter of credit facility may be increased by an aggregate amount of up to $50,000, with additional commitments from the lenders under the letter of credit facility or from new financial institutions, if no default or event of default exists under the letter of credit facility. The Company may exercise its option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10,000 and integral multiples of $5,000 in excess thereof. The Company pays letter of credit fees equal to 0.25% per annum on the maximum amount available to be drawn under each standby letter of credit. The letter of credit facility is secured by an equal amount of cash pledged and delivered by the Company to the administrative agent for the benefit of all lenders. The letter of credit facility contains customary covenants, which among other things limit the Company's ability to incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant's or its subsidiaries' assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility. The Company was in compliance with all of these covenants as of September 27, 2008. As of September 27, 2008, the Company has no outstanding letters of credit under this facility.

9. Stockholder's Equity

        A summary of the changes in Stockholders' Equity for the six months ended September 27, 2008 is provided below:

	Common Stock Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2008	142,375	$1,424	$73,817	$10,816	$5,584	$91,641
Net income	—	—	—	33,085	—	33,085
Other comprehensive loss(1)	—	—	—	—	(6,177)	(6,177)
Common stock dividend	—	—	—	(89,991)	—	(89,991)
Restricted stock units awarded	171	1	(1)	—	—	—
Option exercises	487	5	804	—	—	809
Stock compensation	—	—	3,070	—	—	3,070

Balance at September 27, 2008	143,033	$1,430	$77,690	$(46,090)	$(593)	$32,437

(1)
See Note 12

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

9. Stockholder's Equity (Continued)

Stock Split

        The financial statements give retroactive effect to a July 23, 2008 increase in the number of authorized shares of common stock from 10,000 to 500,000 and a 17-for-one stock split of the Company's common stock in connection with the Company's initial public offering.

Preferred Stock

        In connection with the Company's initial public offering, the Company filed an amended and restated certificate of incorporation that permits the board of directors, from time to time, to direct the issuance of up to 10,000 shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

Common Stock Dividend

        On June 30, 2008, the Company declared a cash dividend of approximately $90,000 to the stockholders of record as of June 30, 2008 that was subsequently paid on August 1, 2008.

10. Share-Based Payments

        Stock-based compensation expense recognized for the three and six months ended September 27, 2008 and September 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Cost of revenues	$114	$—	$227	$—
Research and development	131	59	259	127
Selling and marketing	30	124	59	238
General and administrative	(516)	244	2,525	573

Total	$(241)	$427	$3,070	$938

        The following presents additional detail in connection with the Company's share-based payment activities:

Stock Option Plans

        On June 30, 2008, in connection with the Company's initial public offering, the Company adopted the 2008 Equity Incentive Plan (the "2008 Plan."). The 2008 Plan provides for grants of stock options, restricted stock, stock appreciation rights and other equity based awards to directors, officers and employees of the Company, as well as independent contractors performing services for the Company. The Company anticipates that all future option grants will be made under the 2008 Plan and does not intend to issue any further stock options under the 2006 Stock Option Plan.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

10. Share-Based Payments (Continued)

        As of September 27, 2008, a total of 14,829,354 shares of the Company's common stock were available for issuance under the 2008 Plan.

        Stock option activity for the six months ended September 27, 2008 was as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance March 31, 2008	6,537	$3.86
Options granted	—	—
Options exercised	(487)	$1.66
Options canceled/expired	(127)	$4.41

Balance September 27, 2008	5,923	$4.02

        The following summarizes information regarding outstanding and exercisable stock options as of September 27, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price Per Share	Number	Weighted-Average Remaining Life (in years)	Intrinsic Value	Number	Weighted-Average Exercise Price Per Share	Intrinsic Value
$1.66	2,401	7.8	$19,075	1,203	$1.66	$9,557
$5.64	3,522	9.2	13,951	—	—	—

	5,923		$33,026	1,203	$1.66	$9,557

        The Company accounts for equity instruments issued in accordance with SFAS No. 123, EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Accordingly, the Company will be required to measure the fair value of such equity instruments at each reporting period prior to vesting and finally at the vesting date of the equity instruments.

        Stock based compensation recognized with respect to equity instruments issued to employees for the three and six months ended September 27, 2008 and September 30, 2007 was $661 and $1,345 and $191 and $383, respectively. Stock compensation to non-employees for the three and six months ended September 27, 2008 and September 30, 2007 was ($1,147) and $1,323, and $133 and $351, respectively. As of September 27, 2008, the Company had unrecorded deferred stock-based compensation expense related to stock options of approximately $25,670, after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 3.2 years.

Restricted Stock

        The Company grants restricted stock and restricted stock units (collectively, "restricted shares") at the discretion of the Board of Directors, to certain key employees and certain members of the Board of

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

10. Share-Based Payments (Continued)

Directors. Restricted stock is common stock that is not fully transferable until certain conditions have been met, primarily the passage of time during a predetermined vesting period set by the compensation committee and continued employment or engagement with the Company (the "restricted period"). Unvested restricted shares are forfeited in the event of termination of employment or engagement with the Company. A holder of restricted stock generally has all of the rights of a stockholder. A restricted stock unit is a grant representing the right to receive a share of common stock upon vesting of the restricted stock unit and satisfaction of other conditions but for which no share of common stock is issued until the restricted stock unit vests and any other applicable conditions are satisfied. A holder of a restricted stock unit does not have any rights of a stockholder until the restricted stock unit vests and is converted to common stock.

        The fair value of restricted shares are based on the market price of the Company's stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally two to four years. Compensation expense recognized with respect to restricted shares for the three and six months ended September 27, 2008 was $203 and $321, respectively. There was no compensation expense related to restricted shares for the six months ended September 30, 2007.

        A summary of activity related to the restricted shares for the six months ended September 27, 2008 is as follows:

	Number of Non-vested Restricted Shares	Weighted Average Grant-Date Fair Value
Balance at March 31, 2008	85	$5.64
Granted	171	11.12
Vested	—	—
Forfeited	—	—

Balance at September 27, 2008	256	$9.30

        As of September 27, 2008, the Company had unrecorded deferred stock-based compensation expense related to restricted stock of approximately $2,529, before estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 3.3 years.

GT Solar Holdings, LLC Shares

        In conjunction with the January 1, 2006 acquisition of the Company by GT Solar Holdings, LLC, certain classes of shares of GT Solar Holdings, LLC were issued to key employees of the Company, a portion of which were subject to continuing employment vesting over two and four year periods. As a result of these ownership interests, these employees are entitled to participate in distributions from GT Solar Holdings, LLC. The Company has recorded compensation expense related to these ownership interests in the amount of $41 and $81 for the three months and six months ended September 27, 2008 and $102 and $204 as of September 30, 2007, respectively. The remaining unamortized compensation expense related to these shares is approximately $203 as of September 27, 2008.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

11. Earning Per Share

        Basic earnings per share ("EPS") is computed based on only the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, when dilutive, the weighted average number of potential common shares outstanding during the period, as determined using the treasury stock method. Potential common shares consist of nonvested restricted common stock and common stock issuable upon the exercise of outstanding stock options and the vesting of restricted stock units.

12. Comprehensive Income (Loss)

        The following table summarizes components of other comprehensive income that relate to derivatives classified as cash flow hedges as well as foreign currency translation adjustments from the Company's subsidiary that does not use the U.S. dollar as its functional currency:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Net income	$27,942	$17,076	$33,085	$12,048
Net gains (losses) on derivative instruments designated as cash flow hedges, net of tax effects	(5,886)	961	(6,285)	1,039
Foreign currency translation adjustment	(4)	(4)	108	(4)

Comprehensive income	$22,052	$18,033	$26,908	$13,083

        The following table summarizes the Company's accumulated comprehensive income (loss) as of September 27, 2008 and March 31, 2008:

	September 27, 2008	March 31, 2008
Cash flow hedges of foreign exchange (net of tax)	$(728)	$5,557
Foreign currency translation adjustment	135	27

Total	$(593)	$5,584

        Substantially all of the accumulated gain (loss) related to cash flow hedges of foreign exchange will be reclassified into earnings over the next twelve months.

13. Segment Information

        During the year ended March 31, 2008, the Company began reporting its results in two segments: the PV business and Polysilicon business.

        The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment including the amortization of acquired intangible assets. Corporate services include non-allocable overhead costs, including human resources, legal, finance,

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

13. Segment Information (Continued)

general and administrative and corporate marketing expenses. Corporate services assets include deferred tax assets, cash and cash equivalents and other non-allocated assets.

        Financial information for the Company's business segments is as follows:

	PV Business	Polysilicon Business	Corporate Services	Total
Three months ended September 27, 2008
Revenue	$140,192	$—	$—	$140,192
Gross profit	61,629	(258)	—	61,371
Depreciation and amortization	775	102	346	1,223
Income (loss) from operations	55,676	(5,350)	(7,158)	43,168
Three months ended September 30, 2007
Revenue	$81,774	$—	$—	$81,774
Gross profit	29,584	—	—	29,584
Depreciation and amortization	8	52	915	975
Income (loss) from operations	26,927	(2,876)	(4,857)	19,194
Six months ended September 27, 2008
Revenue	$197,274	$—	$—	$197,274
Gross profit	85,491	177	—	85,668
Depreciation and amortization	1,665	111	560	2,336
Income (loss) from operations	74,494	(9,425)	(13,771)	51,298
Six months ended September 30, 2007
Revenue	$97,130	$—	$—	$97,130
Gross profit	34,906	—	—	34,906
Depreciation and amortization	1,634	3	238	1,875
Income (loss) from operations	27,725	(3,987)	(8,347)	15,391
Assets
September 27, 2008	$335,049	$285,781	$73,994	$694,824
March 31, 2008	$281,303	$230,865	$88,443	$600,611

        The following table presents revenue by geographic region, which is based on the destination of the shipments:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Asia	$128,828	$80,838	$172,706	$94,545
Europe	7,334	417	14,279	1,631
North America	4,030	519	10,289	954

Total revenue	$140,192	$81,774	$197,274	$97,130

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 27, 2008

(In thousands, except per share data)

13. Segment Information (Continued)

        A summary of long-lived assets, consisting of net property and equipment and intangible assets, by geographical region is as follows:

	September 27, 2008	March 31, 2008
United States	$23,340	$19,371
Asia	91	86

Total	$23,431	$19,457

14. Supplemental Financial Statement Information

Other Expense, net

        The components of other expense, net are as follows:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Initial public offering expenses	$1,193	$14	$2,689	$1,144
Foreign currency revaluation (gain) loss	464	(34)	410	(25)
Commissions, royalties and other	—	188	—	132

Total other expense, net	$1,657	$168	$3,099	$1,251

Goodwill

        During the three months ended September 27, 2008 the Company completed tax studies that resulted in additional tax benefits, of which $590 related to periods prior to January 1, 2006 and therefore have been allocated as a reduction to goodwill.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "target," "continue," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under the section titled "Risk Factors" below, and those discussed in the section titled "Risk Factors" included in our Prospectus dated July 23, 2008 filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 24, 2008. Furthermore, such forward-looking statements speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

        GT Solar International, Inc., through its subsidiaries (referred to herein collectively as "we", "us", and "our"), is a provider of specialized manufacturing equipment and services essential for the production of photovoltaic, or PV, wafers, cells and modules and polysilicon. Our principal products are directional solidification systems, or DSS units, and chemical vapor deposition, or CVD, reactors and related equipment. DSS units are specialized furnaces used to melt polysilicon and cast multicrystalline ingots from which solar wafers are made. CVD reactors are used to react gases at high temperatures and pressures to produce polysilicon, the key raw material used in solar cells. Our customers include several of the world's largest solar companies as well as companies in the chemical industry. The use of our products requires substantial technical know-how and most of our customers rely on us to design and optimize their production processes as well as train their employees in the use of our equipment. We operated through two segments: our PV business and our polysilicon business.

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

        On July 29, 2008, we completed an initial public offering of 30,300,000 shares of common stock by certain of our stockholders.

Order Backlog

        Our order backlog consists of signed purchase orders or other written contractual commitments. The table below sets forth our order backlog as of September 27, 2008 and March 31, 2008 by product category:

	As of September 27, 2008		As of March 31, 2008
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
PV business	$541	38%	$648	50%
Polysilicon business	873	62%	659	50%

Total	$1,414	100%	$1,307	100%

        Our order backlog as of September 27, 2008 included deferred revenue of $274.8 million, representing equipment that had been shipped to customers but not yet recognized as revenue. In addition, $732.5 million of our order backlog as of September 27, 2008 was attributed to three customers. We generally would expect to deliver the solar products included in our order backlog over a period ranging from six to twelve months and the polysilicon products included in our order backlog over a period ranging from twelve to eighteen months, although portions of the related revenue are expected to be recognized over a longer period. We expect to convert approximately 25% to 30% of our order backlog as of September 27, 2008 to revenue by March 31, 2009. Order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and we have only recently begun to track our order backlog on a consistent basis.

        Recent developments in the global capital markets have resulted in a higher level of uncertainty experienced by some end-user solar cell module manufacturers. Although we continue to believe that our backlog is somewhat insulated from these recent trends due to our requirement for substantial non-refundable deposits on most orders, we have been notified by a few of our customers who are seeking to renegotiate the delivery schedules under their existing contracts with us. As of the date of this filing, we have not had any significant cancellations or modifications to our contracts in backlog.

Factors Affecting Our Results of Operations

        Demand for our products and services is driven by end-user demand for solar power. Key drivers of the growing demand for solar power include increasing scarcity and prices of conventional energy sources, the desire for energy security or energy independence to counter perceived geopolitical supply risks surrounding fossil fuels, environmental pollution from fossil fuels and the resulting tightening of emission controls, the increasingly competitive cost of energy from renewable energy sources, government incentive programs for the development of solar energy making solar energy more cost competitive and changing consumer preferences towards renewable energy sources.

        In addition, our results of operations are affected by a number of external factors including the availability and price of polysilicon in the market, availability of raw materials, foreign exchange rates, interest rates, commodity prices (particularly steel and graphite prices), macro economic factors, including the availability of capital that may be needed by our customers and political, regulatory and legal conditions in the markets in which we conduct business (including China).

        Our results of operations are also affected by a number of additional factors including, among other things, the size of new contracts and when we are able to recognize the related revenue (especially with respect to our polysilicon products), delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. Our quarterly results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three and six months ended September 27, 2008 and September 30, 2007:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Statement of Operations Data:*
Revenue	100%	100%	100%	100%
Cost of revenue	56	64	57	64

Gross profit	44	36	43	36
Research and development	3	2	4	3
Selling and marketing	4	4	4	6
General and administrative	6	5	8	9
Amortization of intangible assets	1	1	1	1

Income from operations	31	23	26	16
Interest income, net	2	2	2	2
Other expense, net	(1)	—	(1)	(1)

Income before income taxes	31	25	27	17
Provision for income taxes	11	4	10	5

Net income	20%	21%	17%	12

*
percentages subject to rounding.

  Three and Six Months ended September 27, 2008 compared to Three and Six Months Ended September 30, 2007.

Revenue.    The following table sets forth total revenue and revenue by product category for the three and six months ended September 27, 2008 and September 30, 2007:

	Three Months Ended		Six Months Ended
Product Category	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(dollars in thousands)		(dollars in thousands)
PV equipment	$135,006	$74,010	$189,510	$88,486
PV services, parts and other	5,186	7,764	7,764	8,644

Total PV business revenue	$140,192	$81,774	$197,274	$97,130

        For the three months ended September 27, 2008 compared to the three months ended September 30, 2007, our total revenue increased 71.4%, or $58.4 million. Specifically, our revenue from PV equipment sales increased 82.4% from $74.0 million for the three months ended September 30, 2007 to $135.0 million for the three months ended September 27, 2008. During the three months ended September 27, 2008, our revenue from DSS sales was $129.1 million, compared to $58.3 million in the same quarter last year. Sales of other solar equipment accounted for $5.9 million and $15.7 million of our revenue for the three months ended September 27, 2008 and September 30, 2007, respectively.

        For the six months ended September 27, 2008 compared to the six months ended September 30, 2007, our total revenue increased 103.1%, or $100.1 million. During the six months ended September 27, 2008, our revenue from DSS sales was $180.1 million compared to $72.6 million in the same period last year.

Sales of other solar equipment accounted for $9.4 million and $15.9 million of our revenue for the six months ended September 27, 2008, and September 30, 2007 respectively.

        Revenue from PV services, parts and other equipment sales can fluctuate based upon specific customer requirements. Overall revenue increases were primarily related to our PV equipment including sales of our next generation DSS furnaces. As of September 27, 2008, we had deferred revenue of $119.7 million attributable to PV contracts.

        Our polysilicon business commenced in April 2006, and as of the three and six months ended September 27, 2008 and September 30, 2007 we had not recognized any revenue from our CVD reactors or converters. As of September 27, 2008, we had delivered CVD reactors to certain customers. However, revenue will be recognized related to these orders when pre-established reactor output performance criteria have been met and final acceptance by the respective customer has been confirmed. As of September 27, 2008, we had deferred revenue of $155.1 million attributable to polysilicon contracts.

        In the three and six months ended September 27, 2008 and three and six months ended September 30, 2007, a substantial percentage of our revenue resulted from sales to a small number of customers. Three of our customers accounted for 77% and 70% of our revenue for the three and six months ended September 27, 2008, and one customer accounted for 96% of our revenue for the three months ended September 30, 2007 and two customers accounted for 90% of our revenue for the six months ended September 30, 2007. No other customer accounted for more than 10% of our revenue during the respective periods. For the fiscal year ended March 28, 2009, we believe that no one customer will account for more than 25% of our total annual revenue.

         Cost of Revenue and Gross Profit.    The following table sets forth total cost of revenue and gross profit (loss) for the three and six months ended September 27, 2008 and September 30, 2007:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(dollars in thousands)		(dollars in thousands)
Cost of revenue
PV business	$78,563	$52,190	$111,783	$62,224
Polysilicon business	258	—	(177)	—

Total	$78,821	$52,190	$111,606	$62,224

Gross profit (loss)
PV business	$61,629	$29,584	$85,491	$34,906
Polysilicon business	(258)	—	177	—

Total	$61,371	$29,584	$85,668	$34,906

        Cost of revenue increased $26.6 million, or 51.0%, to $78.8 million for the three months ended September 27, 2008 compared to $52.2 million for the three months ended September 30, 2007. Gross profit increased $31.8 million, or 107.4%, to $61.4 million for the three months ended September 27, 2008 compared to gross profit of $29.6 million for the three months ended September 30, 2007. Gross profit as a percentage of revenue, or gross margin, increased to 43.8% for the three months ended September 27, 2008 from 36.2% for the three months ended September 30, 2007. Gross margin increased due primarily to the higher gross margins on our DSS units that were introduced during the second quarter of fiscal 2008 and higher costs in the three months ended September 30, 2007 of approximately $6.5 million due to the impact of a non-recurring purchase accounting fair value adjustment and higher than expected costs on a completed turnkey contract.

        Cost of revenue increased $49.4 million, or 79.4%, to $111.6 million for the six months ended September 27, 2008 compared to $62.2 million for the six months ended September 30, 2007. Gross profit for the six months ended September 27, 2008 increased $50.8, or 145.4%, to $85.7 million compared to $34.9 million for the six months ended September 30, 2007. Gross margin increased to 43.4% for the six months ended September 27, 2008 from 35.9% for the six months ended September 30, 2007. Gross margin increased due primarily to the higher gross margins on our DSS units that were introduced during the second quarter of fiscal 2008 and higher costs in the six months ended September 30, 2007 of approximately $6.5 million due to the impact of non-recurring charges as noted above.

        For the balance of the fiscal year ending March 28, 2009, we anticipate our revenue will include higher revenue from other equipment sales, turnkey projects and polysilicon reactors, all of which are expected to slightly reduce overall gross margins compared to those of our DSS units.

         Research and Development.    The following table sets forth total research and development expenses for the three and six months ended September 27, 2008 and September 30, 2007:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(dollars in thousands)		(dollars in thousands)
Research and development
PV business	$2,066	$689	$3,522	$1,178
Polysilicon business	1,983	1,157	4,343	1,751

Total	$4,049	$1,846	$7,865	$2,929

        Research and development expenses increased 119.3%, or $2.2 million, during the three months ended September 27, 2008 compared to September 30, 2007. Of this increase, approximately $0.9 million relates to outside consulting services related to the continued development of our CVD reactor technology and the development of our next-generation DSS products and $0.7 million related to increased purchases of R&D material during the quarter.

        During the six months ended September 27, 2008 compared to September 30, 2007, research and development expenses increase by approximately 168.5%, or $4.9 million. Of the year-to-date increase in research and development expenses, approximately $1.8 million can be attributed to increased material spending and outside consulting services associated with the development of new Polysilicon business products, particularly our CVD reactor technology, as well as costs associated with the development of our next-generation DSS products. Additional cost increases relate to payroll and benefits related to increased headcount as we continued to grow and expand.

         Selling and Marketing.    The following table sets forth total selling and marketing expenses for the three and six months ended September 27, 2008 and September 30, 2007:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(dollars in thousands)		(dollars in thousands)
Selling and marketing
PV business	$2,677	$1,676	$4,916	$4,029
Polysilicon business	2,367	1,671	3,912	2,235

Total	$5,044	$3,347	$8,828	$6,264

        Selling and marketing expenses increased 50.7%, or $1.7 million, during the three months ended September 27, 2008 compared to September 30, 2007 primarily all of which related to increases in third party commissions. However, sales commissions do not directly correlate to increases in revenue since sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized.

        During the six months ended September 27, 2008 compared to September 30, 2007, selling and marketing expenses increased 40.9%, or $2.6 million, of which the majority can be attributed to increased third party sales commissions of approximately $2.2 million. As noted above, sales commissions do not directly correlate to increases in revenue since sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized. Additionally, year-to-date selling and marketing expenses increased as a result of increased headcount as we continued to grow and expand.

         General and Administrative.    The following table sets forth total general and administrative expenses for the three and six months ended September 27, 2008 and September 30, 2007:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(dollars in thousands)		(dollars in thousands)
General and administrative
PV business	$7,696	$4,447	$14,867	$8,870
Polysilicon business	652	—	1,257	—

Total	$8,348	$4,447	$16,124	$8,870

        General and administrative expenses increased 87.7%, or $3.9 million during the three months ended September 27, 2008 compared to September 30, 2007. The most significant factors affecting this increase include spending related to legal and tax consulting services of approximately $1.5 million, as well as, increased software consulting costs of $1.0 million related to the implementation of a new ERP system.

        During the six months ended September 27, 2008 compared to September 30, 2007, general and administrative expenses increase by 81.8%, or approximately $7.3 million. The most significant factors affecting this increase relates to stock compensation expense, as compared to prior periods, which increased $2.1 million primarily due to the variable nature of awards granted to non-employees. Additionally, on a year-to-date basis, the Company incurred spending of approximately $2.0 million related to legal and tax consulting services, as well as, increased software consulting costs of $1.2 million related to the implementation of a new ERP system.

         Amortization of Intangible Assets.    Amortization expense attributed to intangible assets has remained essentially unchanged for all periods presented.

         Interest Income and Interest Expense.    We typically invest our excess cash in exchange-traded money market mutual funds. During the three and six months ended September 27, 2008 and 2007, we recorded $2.5 million and $4.0 million and $1.9 million and $3.4 million of interest income, respectively. During the three and six months ended September 30, 2008 and 2007, we recorded $0.1 million and $(0.2) million and $0.7 million and $1.1 million related to the interest component of foreign exchange forward contracts.

         Other Expense, net.    During the three and six months ended September 27, 2008, other expense was $1.7 million and $3.1 million, respectively, and during the three and six months ended September 30, 2007, other expense was $0.2 million and $1.3 million, respectively, related primarily to our initial public offering which was completed on July 29, 2008.

         Provision for Income Taxes.    Our effective income tax rate was 36.3% for the three months ended September 27, 2008, compared to 15.8% for the comparable prior-year period. For the six months ended September 27, 2008, our effective tax rate was 36.9%, compared to 26.7% for the same period ended September 30, 2007. The effective rate for both the three months ended and six months ended

September 27, 2008 was lower than the statutory rate due primarily to the impact of discrete items, mainly attributed to tax benefits based upon recently completed tax studies. The impact of these discrete items was to reduce the effective rate for the six month period ended September 27, 2008 by a net of 1.7%. In the six month period ended September 30, 2007, the effective rate included the reversal of a prior valuation allowance against the deferred tax assets of $3.0 million.

         Net Income.    As a result of the foregoing factors, for the three and six months ended September 27, 2008, we recorded net income of $27.9 million and $33.1 million, respectively, compared to net income of $17.1 million and $12.0 million for the three and six months ended September 30, 2007.

Liquidity and Capital Resources

Overview

        Overall our cash balances decreased by $48.4 million during the six months ended September 27, 2008, from $54.8 million as of March 31, 2008 to $6.4 million as of September 27, 2008. During the six months ended September 30, 2008 our cash balance decreased by $30.5 million, from $74.1 million as of March 31, 2007 to $43.6 million as of September 30, 2007. In the six months ended September 27, 2008, the cash decrease was related primarily to the payment of a dividend in the amount of approximately $90 million. We manage our cash inflows through the use of customer deposits and milestone billings that allow us in turn to meet our cash outflow requirements, which consist primarily of vendor payments and prepayments for contract related costs (raw material and components costs) and payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

        We generated $47.5 million of cash from operations during the six months ended September 27, 2008, compared to $13.5 million of cash used in operations for the same period last year. The increase in customer deposits of $46.9 million for the six months ended September 27, 2008, compared to $162.0 million for the six months ended September 30, 2007, corresponds with the overall increase in our order backlog, as we require deposits under our contractual arrangements with our customers. The increase in deferred costs of $57.5 million corresponds with the increase in deferred revenue of $110.6 million for the six months ended September 27, 2008, as compared to decreases of $1.4 million in deferred costs and $1.9 million in deferred revenue for the six months ended September 30, 2007. We generally collect a customer deposit of approximately 10% to 30% of the value of the contract when an order is received. Customer deposits are reclassified as deferred revenue when equipment has been shipped or services have been provided but revenue has not yet been recognized. We also experienced an increase in advances to our vendors of $77.2 million and an increase in inventory of $50.5 million during the six months ended September 27, 2008, compared to 30.1 million and $22.7 million, respectively, for the same period last year as we continued to procure materials to deliver on our backlog.

        In connection with customer deposits, customers may require us to provide a standby letter of credit, or standby LOC, as security for their deposit. The practice of using cash to collateralize our standby LOCs has had a negative impact on the working capital available to us. On July 29, 2008, we entered into a new senior credit facility with a syndicate of financial institutions, which permits us to issue standby letters of credit without providing cash collateral. (See "New Senior Credit Facility" below.) Our restricted cash decreased by $60.7 million for the six months ended September 27, 2008 as we began utilizing this new facility.

Cash Flows from Investing Activities

        We outsource a significant portion of our manufacturing, and therefore we require minimal capital expenditures to meet our production demands. Our capital expenditures for the six months ended September 27, 2008 and September 30, 2007, were approximately $6.3 million and $0.9 million, respectively, which were used primarily for improving our business information systems and expansion of our principal facility in New Hampshire. We expect total capital expenditures in the fiscal year ending March 31, 2009 to be approximately $16.8 million, consisting primarily of improvements to our business information systems and expansion of our facilities both in New Hampshire and Montana.

Cash Flows from Financing Activities

        During the six months ended September 27, 2008, we paid a cash dividend of approximately $90 million to shareholders of record at June 30, 2008. During the six months ended September 30, 2007, we used $15.9 million of cash for financing activities to repay our senior secured exchangeable promissory note.

        As of September 27, 2008, we had $103.3 million of restricted cash that is used to collateralize certain outstanding standby LOCs. Generally, a letter of credit expires upon shipment to the customer which in turn reduces the restricted cash by a similar amount.

        We believe that cash generated from operations together with our existing cash and customer deposits and our new senior credit facility (see below) will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other operating cash requirements for the foreseeable future, including at least the next twelve months.

Derivatives and Hedging Activities

        We enter into forward foreign exchange contracts to offset certain operational exposures from the impact of changes on foreign currency exchange rates. These foreign exchange contracts are entered into to support purchases made in the normal course of business, and accordingly, are not speculative in nature.

        The notional amount of our Euro-denominated cash flow hedges was €99.8 million at September 27, 2008. These contracts had a net fair value liability of $3.4 million at September 27, 2008 primarily as a result of changes in the Euro to U.S. dollar exchange rates. Changes in the fair value of these contracts are recognized in stockholders' equity as a component of accumulated other comprehensive income as these financial instruments qualify for hedge accounting.

New Senior Credit Facility

        On July 29, 2008, we entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90.0 million, which is available for the borrowing of revolving loans and the issuance of standby LOCs; provided that the aggregate principal amount of revolving loans shall not exceed $50.0 million at any time. The senior credit facility includes a sub limit of $25.0 million for swingline loans. As of September 27, 2008, we had approximately $39.3 million of outstanding letters of credit and no borrowings under the senior credit facility and $50.7 million of availability under the senior credit facility. The senior credit facility will mature on July 29, 2011. The aggregate amount of borrowings and outstanding standby LOCs under the senior credit facility may not exceed a borrowing base equal to Adjusted EBITDA multiplied by 3.0 plus unrestricted cash on hand. The senior credit facility is guaranteed by all of our existing and future direct and indirect domestic subsidiaries. Obligations under the senior credit facility are secured by a first-priority lien on substantially all of the tangible and intangible assets and by a pledge of the capital stock of all of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries owned directly by us or one of our domestic subsidiaries.

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

        The senior credit facility contains customary covenants, which, among other things, limit our ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments; enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. The senior credit facility contains financial covenants that require us to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. We were in compliance with all of these covenants as of September 27, 2008.

        Recent volatility in the financial markets has severely diminished liquidity and capital availability worldwide. We believe that the risk that we will not be able to use the facility in the future due to these recent events is mitigated to some degree by the fact that there are several banks participating in the facility. However, we cannot fully predict the long-term impact on the facility of a continued credit crisis.

New Cash-Collateralized Letter of Credit Facility

        On July 29, 2008, we also entered into a letter of credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The letter of credit agreement provides for a three-year cash-collateralized letter of credit facility in an aggregate principal amount of up to $150.0 million, which is available for the issuance of cash-collateralized standby LOCs. The letter of credit facility may be increased by an aggregate amount of up to $50.0 million, at our election, with additional commitments from the lenders under the letter of credit facility or from new financial institutions, if no default or event of default exists under the letter of credit facility. We may exercise the option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10.0 million and integral multiples of $5.0 million in excess thereof. We pay letter of credit fees equal to 0.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of September 27, 2008, we had no letters of credit outstanding under this facility.

        The letter of credit facility is secured by an equal amount of cash pledged and delivered by us to the administrative agent for the benefit of all lenders. The letter of credit facility contains customary covenants, which among other things limit our ability to: incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant's or its subsidiaries' assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility. We were in compliance with all of these covenants as of September 27, 2008.

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

        As of September 27, 2008, we had approximately $168.7 million of standby letters of credit outstanding representing primarily performance guarantees issued against customer deposits. These letters of credit as of September 27, 2008 have not been included in the consolidated financial statements included herein. Letters of credit entered into prior to July 29, 2008, the effective date of our New Security Credit Facility, are secured by restricted cash.

Contractual Obligations

        As of September 27, 2008, our contractual obligations by fiscal year for operating were as follows:

	Total	Remainder of 2009	2010	2011	2012	2013	2014 and thereafter
	(dollars in thousands)
Operating leases (a)	$613	$141	$244	$135	$93	—	—

(a)
These amounts represent our minimum operating lease payments due under noncancelable operating leases.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157") which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard applies only when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on our consolidated results of operations or financial position. In addition, we are currently evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities will have on our financial position and results of operations.

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

        In September 2007, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF Issue No. 07-03"). EITF Issue No. 07-03 addresses the diversity which exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. Under EITF Issue No. 07-03 an entity would defer and capitalize nonrefundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. We adopted EITF Issue No. 07-03 effective April 1, 2008 with no material impact on our financial position or results of operations.

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

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an Amendment of APB No. 51, or ("SFAS No. 160"). This pronouncement requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. SFAS No. 160 becomes effective for fiscal years beginning on or after December 31, 2008 and interim periods therein. We have not yet completed our evaluation of the impact of SFAS No. 160.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 addresses only disclosure requirements, the adoption of SFAS No. 161 will have no impact on our combined results of operation or combined financial position.

        In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 will have a material impact on our financial statements.

Critical Accounting Policies and Estimates

        For the three months ended September 27, 2008, there were no changes to our critical accounting policies as identified in our consolidated financial statements for the year ended March 31, 2008 included in our Prospectus dated July 23, 2008 filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 24, 2008.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign Currency Risk

        Although our reporting currency is the U.S. dollar and almost all of our sales contracts are currently denominated in U.S. dollars, we do incur costs in foreign currencies. In addition, although we maintain our cash balances primarily in the U.S. dollar, from time to time, we will maintain cash balances in currencies other than the U.S. dollar. As a result, we may be subject to currency translation risk. Exchange rates between a number of currencies and U.S. dollars have fluctuated significantly over the last few years and future exchange rate fluctuations may occur.

        We enter into foreign exchange forward contracts that qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to hedge portions of our anticipated foreign currency denominated inventory purchases. These contracts typically expire within 12 months. Consistent with the nature of the economic hedges provided by these foreign exchange forward contracts, increases or decreases in their fair values would be effectively offset by corresponding decreases or increases in the U.S. dollar value of our future foreign currency denominated inventory purchases (i.e., "hedged items"). The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items.

        Currently, our largest foreign currency exposure is the Euro and to a lesser degree the Swiss Franc, primarily from foreign currency denominated purchases of third party equipment from vendors located in Europe. Relative to our foreign currency exposures existing at September 27, 2008, a 10% appreciation of the Euro against the U.S. dollar would result in an increase in the fair value of $14.0 million of these derivative financial instruments. Conversely, a 10% appreciation of the U.S. dollar against the Euro would result in a decrease in the fair value of approximately $14.0 million of these instruments.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        We have implemented new company-wide enterprise resource planning software. As of May 5, 2008 we have completed the conversion to this new platform in our business locations other than at our Shanghai location. We continue to enhance the processing and reporting capabilities of this software. As a result, certain changes have been made to our internal controls, which management believes will strengthen our internal control structure. There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Beginning on August 1, 2008, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire and the New Hampshire state court in the Superior Court for Hillsborough County, Southern District, alleging that we, certain of our officers and directors, the underwriters of our July 2008 initial public offering and others violated various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The complaints allege that the Registration Statement for our July 2008 initial public offering contained material misstatements and omissions regarding our business relationship with LDK Solar, Ltd., one of our customers. See Note 7 to our Condensed Consolidated Financial Statements for a further discussion of these legal matters.

        The Company intends to defend the federal and state court class actions vigorously. There can be no assurance, however, that we will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on our consolidated financial position and results of operations. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

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

Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.

        As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products and could result in a decrease in or cancellation of orders for our products which in turn could result in a condition where we have inventories in excess of our short-term needs. Our customers may also seek to delay deliveries of our products under existing contracts, which may postpone our ability to recognize revenue on contracts in our order backlog. We have recently been notified by a few of our customers who are seeking to renegotiate the delivery schedules under their existing contracts with us.

        In addition, the volatility in the credit markets has severely diminished liquidity and capital availability. While the ultimate outcome of the disruptions in the credit markets cannot be predicted, they may result in events that could prevent us from borrowing money from our existing lenders under our senior credit facility. If the credit crisis continues, the senior credit facility may not continue to be available to us in accordance with terms of the agreement.

        We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, and any resulting effects or changes, including those described above, may have a material and adverse effect on our business, results of operations and financial condition.

We are subject to securities class action lawsuits that could adversely affect our business. This litigation, and potential similar or related litigation, could result in substantial damages and may divert management's time and attention from our business.

        Beginning on August 1, 2008, a series of putative securities class action lawsuits were commenced in both the United States District Court for the District of New Hampshire as well as New Hampshire state court in the Superior Court for Hillsborough County, Southern District, alleging that we, certain of our officers and directors, the underwriters in our July 2008 initial public offering and others violated various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The complaints allege that the Registration Statement for our July 2008 initial public offering contained material misstatements and omissions regarding our business relationship with LDK Solar, Ltd., one of our customers. The lawsuits seek unspecified compensatory damages plus rescission, interest and attorneys' fees. The federal court has entered orders providing that the federal cases may be consolidated for all purposes and setting deadlines for any objections thereto. (See Item 1—Legal Proceedings)

        We intend to defend these claims vigorously. Nonetheless, the lawsuits discussed above may result in costly and protracted litigation, which may require significant commitment of our financial and management resources and time. The ultimate outcome of any litigation is uncertain and could result in substantial damages. Either favorable or unfavorable outcomes could have a material negative impact on our financial condition or results of operations, due to defense costs, diversion of management resources and other factors. In addition, we may in the future be the target of securities class action lawsuits similar to those described above.

We may potentially be subject to concentration of credit risk related to our cash equivalents.

        We may potentially be exposed to losses in the event of nonperformance by the financial counterparties to our cash investments. This risk may be heightened as a result of the current financial crisis and volatility in the markets. We manage the concentration risk by making investments that comply with our investment policy. Currently, most of our cash is invested in exchange traded money market mutual funds. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the investment income we receive from these investments. In general, increases of credit risk related to our cash equivalents could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

Our actual operating results may differ significantly from our guidance.

        From time to time, we release guidance in our quarterly earnings releases, quarterly earnings conference call or otherwise, regarding our future performance that represent our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

  None

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    Submission of Matter to a Vote of Security Holders

        Prior to the completion of our initial public offering on July 29, 2008, we had 142,389,994 shares of common stock outstanding, 99.9% of which was owned by GT Solar Holdings, LLC, a company controlled by investment funds managed by GFI Energy Ventures LLC and Oaktree Capital Management, L.P., and the rest of which was owned by two current employees and one former employee.

        On June 30, 2008, holders of 142,290,000 shares of our common stock, or 99.9% of our then-outstanding common stock, executed a written consent in accordance with our then-existing certificate of incorporation in order to approve matters:

  •
  Our amended and restated certificate of incorporation;

  •
  Our amended and restated bylaws;

  •
  Our entry into an amended and restated registration rights agreement;

  •
  Our entry into an amended and restated employee stockholders' agreement;

  •
  A 17-for-1 stock split pursuant to our amended and restated certificate of incorporation;

  •
  Our 2008 equity incentive plan; and

  •
  The election of Fusen E. Chen, J. Michal Conaway, J. Bradford Forth, Ernest L. Godshalk, Richard K. Landers and Thomas M. Zarrella to our board of directors.

        Copies of our amended and restated certificate of incorporation and our amended and restated bylaws are filed as Exhibits 3.1 and 3.2 to our Quarterly Report on Form 10-Q (File No. 001-34133) filed on August 27, 2008 and are incorporated in this quarterly report on Form 10-Q by reference to such filing. Copies of our amended and restated registration rights agreement and our amended and restated

employee stockholders' agreement are filed as Exhibits 10.40 and 4.4 to our Registration Statement on Form S-1 (File No. 333-142383) and are incorporated in this quarterly report on Form 10-Q by reference to such filing. A copy of our 2008 equity incentive plan is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

Item 5.    Other Information

        On August 21, 2008, the our executive management team approved the Fiscal Year 2009 Management Incentive Program (the "Management Incentive Program"). Daniel F. Lyman, our deputy general counsel and one of our "named executive officers" (as defined in Item 402(a)(3) of Regulation S-K) for the fiscal year ended March 31, 2008, is a participant in the Management Incentive Program. On August 21, 2008, the executive management team approved an increase in Mr. Lyman's target bonus opportunity from 15% of base salary to 20% of base salary.

        The Management Incentive Program is effective for our fiscal year ending March 28, 2009 ("Fiscal Year 2009") and is administered by our executive management team pursuant to authority delegated by the compensation committee of our board of directors. Our executive management team determines which of our employees are eligible to participate in the Management Incentive Program. The amount, if any, payable to each participant shall be determined by our executive management team after the conclusion of Fiscal Year 2009 and following the receipt of our audited financial statements by our independent accountants. The bonus payment for a participant will (i) be determined in reference to a target bonus level for such participant calculated as a percentage of the participant's base salary and specified in a participation agreement between the participant and us, and (ii) will equal the product of (A) a financial performance component equal to the product of the participant's target bonus and a bonus multiplier (not exceeding 2 and which is further described below) and (B) a performance achievement component (based upon such participant's achievement of certain performance objectives), equal to a percentage between 0% and 100% (depending on the achievement of the participant's performance objectives). The bonus multiplier is based upon our achievement relative to an operating income target. If we meet the operating income target in Fiscal Year 2009, the bonus multiplier shall equal 1. If our Fiscal Year 2009 operating income is less than the operating income target, the bonus multiplier shall be decreased by 0.02 for each one percent (1%) by which our Fiscal Year 2009 operating income is less than the operating income target (using linear interpolation to determine the applicable bonus multiplier for any intermediate decrease). If our Fiscal Year 2009 operating income is greater than the operating income target, the bonus multiplier shall be increased by 0.05 for each one percent (1%) by which our Fiscal Year 2009 operating income is greater than the operating income target (using linear interpolation to determine the applicable bonus multiplier for any intermediate increase). No bonus will be available to any participant under the Management Incentive Program in the event our Fiscal Year 2009 operating income is under a certain amount as set forth in each participant's participant agreement. The individual performance objectives for each participant are determined by our executive management team upon consultation with other parties at our executive management's discretion.

        A copy of the Management Incentive Program is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated by reference herein. The foregoing description of the material terms of the Management Incentive Program is qualified in its entirety by reference to such exhibit.

Item 6.    Exhibits

Exhibit No.	Description
10.1	2008 Equity Incentive Plan.
10.2
Credit Agreement, dated as of July 29, 2008, among the registrant, the subsidiary guarantors identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K (File No. 001-34133) filed on July 31, 2008).
10.3
Letter of Credit Facility Agreement, dated as of July 29, 2008, among the registrant, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K (File No. 001-34133) filed on July 31, 2008).
10.4
Letter Agreement, dated as of July 29, 2008, among the registrant, Thomas M. Zarrella, GT Solar Holdings, LLC and certain members of GT Solar Holdings, LLC (incorporated by reference to Exhibit 10.3 to the registrant's current report on Form 8-K (File No. 001-34133) filed on July 31, 2008).
10.5
Letter Agreement, dated September 11, 2008, by and between the registrant and Matthew E. Massengill (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K (File No. 001-34133) filed on September 19, 2008).
10.6	Fiscal Year 2009 Management Incentive Program.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Solar International, Inc.
	By:	/s/ THOMAS M. ZARRELLA Thomas M. Zarrella
Date: November 7, 2008		President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ ROBERT W. WOODBURY, JR. Robert W. Woodbury, Jr.
Date: November 7, 2008		Chief Financial Officer (Principal Financial Officer)