Form 10-Q
period 2008-12-27
GT Solar International, Inc.
filed 2009-02-06
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008
or
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

As of January 30, 2009, the Company had 142,866,245 shares of common stock outstanding.

GT SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED
December 27, 2008

PART I—FINANCIAL INFORMATION

Item 1—Condensed Consolidated Financial Statements

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 27, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$93,673	$54,839
Restricted cash and cash equivalents	27,617	164,028
Accounts receivable, net	83,507	62,407
Inventories	127,883	37,518
Deferred costs	160,862	105,154
Advances on inventory purchases	153,422	77,635
Deferred income taxes	68,995	29,684
Prepaid expenses and other current assets	4,372	6,625

Total current assets	720,331	537,890
Property, plant and equipment, net	17,631	10,433
Other assets	1,006	74
Intangible assets, net	6,709	9,024
Goodwill	42,600	43,190

Total assets	$788,277	$600,611

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$68,546	$37,992
Accrued expenses	22,163	16,725
Customer deposits	306,711	263,628
Deferred revenue	292,422	164,190
Accrued income taxes	23,718	22,316

Total current liabilities	713,560	504,851
Deferred income taxes	2,798	3,380
Other non-current liabilities	2,461	739

Total liabilities	718,819	508,970
Commitments and contingencies (Note 7)	—	—
Stockholders' equity:
Common stock, $0.01 par value, 500,000 shares authorized; 142,862 and 142,375 shares issued and outstanding as of December 27, 2008 and March 31, 2008, respectively	1,429	1,424
Additional paid-in capital	76,477	73,817
Accumulated other comprehensive (loss) income	(5,483)	5,584
Retained earnings (accumulated deficit)	(2,965)	10,816

Total stockholders' equity	69,458	91,641

Total liabilities and stockholders' equity	$788,277	$600,611

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
Revenue	$205,209	$14,737	$402,483	$111,867
Cost of revenue	115,668	12,992	227,274	75,216

Gross profit	89,541	1,745	175,209	36,651
Operating expenses:
Research and development	5,328	3,122	13,193	6,051
Selling and marketing	5,638	1,502	14,466	7,766
General and administrative	6,812	5,248	22,936	14,118
Amortization of intangible assets	762	775	2,315	2,227

Total operating expenses	18,540	10,647	52,910	30,162

Income (loss) from operations	71,001	(8,902)	122,299	6,489
Other income (expense):
Interest income	563	1,749	4,533	5,107
Interest expense	(329)	(271)	(101)	(1,339)
Other income (expense), net	(1,341)	209	(4,440)	(1,042)

Income (loss) before income taxes	69,894	(7,215)	122,291	9,215
Provision (benefit) for income taxes	26,769	(2,756)	46,081	1,626

Net income (loss)	$43,125	$(4,459)	$76,210	$7,589

Income (loss) per share
Basic	$0.30	$(0.03)	$0.53	$0.05
Diluted	$0.30	$(0.03)	$0.52	$0.05
Dividend paid per common share	—	—	$0.632	—
Average number of common shares outstanding used for basic earnings per share	142,778	142,290	142,590	142,290
Dilutive common stock options and awards	1,264	—	1,883	1,954

Average number of common shares outstanding plus dilutive common stock options and awards	144,042	142,290	144,473	144,244

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	December 27, 2008	December 31, 2007
Operating activities:
Net income	$76,210	$7,589
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense	2,315	2,227
Depreciation expense	1,323	671
Deferred income tax benefit	(39,893)	(11,089)
Stock-based compensation expense	1,857	1,127
Other adjustments, net	230	—
Changes in operating assets and liabilities:
Restricted cash	136,411	(152,590)
Accounts receivable	(21,100)	(21,860)
Inventories	(90,365)	(46,368)
Deferred costs	(55,709)	(40,228)
Advances on inventory purchases	(75,787)	(42,758)
Prepaid expenses and other current assets	2,253	(298)
Accounts payable and accrued expenses	30,494	29,412
Customer deposits	43,083	165,416
Deferred revenue	128,232	73,044
Accrued income taxes	1,402	(853)
Other liabilities, net	(3,928)	(262)

Net cash provided by (used in) operating activities	137,028	(36,820)
Investing activities:
Purchase of property, plant and equipment	(8,601)	(2,241)
Purchase of intangible assets	—	(350)
Other, net	569	172

Net cash used in investing activities	(8,032)	(2,419)
Financing activities:
Payment of note payable	—	(15,934)
Proceeds from exercises of stock options	808	—
Payment of dividends to stockholders	(89,991)	—
Credit facility issuance costs	(1,060)	—

Net cash used in financing activities	(90,243)	(15,934)
Effect of foreign exchange rates on cash	81	18

Increase (decrease) in cash and cash equivalents	38,834	(55,155)
Cash and cash equivalents at beginning of period	54,839	74,059

Cash and cash equivalents at end of period	$93,673	$18,904

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 27, 2008

(In thousands, except per share data)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the nine months ended December 27, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 2009 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Prospectus dated July 23, 2008 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act") with the Securities and Exchange Commission on July 24, 2008 (the "Prospectus").

        The condensed consolidated balance sheet as of March 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Effective April 1, 2008 the Company elected to change its reporting period to be based on a 52-week year that ends on the Saturday closest to March 31, which in certain years results in a 53-week fiscal year. The Company's quarterly reporting will include 13 week periods, unless otherwise noted. The fiscal year ending March 31, 2010 will have 53 weeks, with the extra week occurring in the fourth quarter of that year. As a result of transitioning to the new reporting period, the three and nine months ended December 27, 2008 includes one and four fewer days, respectively, than the corresponding three month and nine months ended December 31, 2007. The Company will continue to use the terms quarterly, monthly, and annual in describing its financial results.

        On July 29, 2008, the Company completed an initial public offering of 30,300 shares of common stock by certain of its stockholders.

Significant Accounting Policies

        The Company's significant accounting policies are disclosed in its audited financial statements for the year ended March 31, 2008, included in the Prospectus and have not changed materially as of December 27, 2008.

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

December 27, 2008

(In thousands, except per share data)

1. Significant Accounting Policies (Continued)

defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard applies only when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on the Company's consolidated results of operations or financial position (see Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). In addition, the Company is currently evaluating the impact that adoption of SFAS No. 157, for measuring nonfinancial assets and liabilities, will have on its financial position and results of operations.

        In February 2007, FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 allows entities to measure many financial instruments and certain other items at their fair value. The Company elected not to change the accounting for its financial instruments and therefore the adoption of SFAS No. 159 effective April 1, 2008 did not have a material impact on its financial position and results of operations.

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

2. Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS No. 141R"). This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R becomes effective for business combinations entered into during fiscal years beginning on or after December 31, 2008 and thereafter and does not have any impact on business combinations prior to such date.

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

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 27, 2008

(In thousands, except per share data)

2. Recently Issued Accounting Pronouncements (Continued)

The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 addresses only disclosure requirements, the adoption of SFAS No. 161 will have no impact on the Company's combined results of operation or combined financial position.

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

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active ("FSP 157-3"), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately. The adoption of FSP 157-3 is not expected to have a material effect on the Company's financial statements.

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

December 27, 2008

(In thousands, except per share data)

3. Fair Value of Financial Instruments (Continued)

  •
  Level 3—Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company's own data.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 27, 2008:

		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$101,535	$101,535	—	—
Foreign exchange forward contracts assets	$1,258	—	$1,258	—
Foreign exchange forward contracts liabilities	$(5,498)	—	$(5,498)	—

        The Company's counterparties to foreign exchange forward contracts transactions are major financial institutions with an investment grade or better credit rating. These foreign exchange forward contracts are measured at fair value using a valuation which represents a good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions.

4. Inventories

        Inventories consisted of the following:

	December 27, 2008	March 31, 2008
Raw materials	$76,270	$17,729
Work-in-process	13,259	10,128
Finished goods	38,354	9,661

	$127,883	$37,518

5. Warranty

        The Company's photovoltaic products are generally sold with a standard warranty for a period equal to the shorter of (i) twelve months from the date of acceptance by the customer or (ii) fifteen months from the date of shipment. A provision for estimated future costs related to warranty expense is recorded when products are shipped and accepted by the customer. The Company's polysilicon products are sold with a standard warranty for a period not exceeding twenty-four months from delivery. The following table presents warranty activities:

	Nine Months Ended December 27, 2008	Year Ended March 31, 2008
Product warranty liability, beginning of the period	$1,957	$977
Accruals for new warranties issued	2,049	1,876
Payments under warranty	(1,223)	(896)

Product warranty liability, end of period	$2,783	$1,957

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 27, 2008

(In thousands, except per share data)

6. Income Taxes

        The Company records on an interim basis a provision for Federal, state and foreign income taxes based on an expected annual effective income tax rate in accordance with SFAS 109, Accounting for Income Taxes. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company's consolidated effective income tax rate may change significantly on a quarterly basis.

        The Company's consolidated effective income tax rate was 38.3% for the three months ended December 27, 2008, as compared to a rate of 38.2% for the comparable prior-year period. The Company's consolidated effective income tax rate was 37.7% for the nine months ended December 27, 2008, as compared to 17.6% for the comparable prior-year period. For the nine months ended December 27, 2008, the effective rate is lower than the statutory rate due primarily to the impact of discrete items of additional tax benefits based upon recently completed tax studies. The impact of these discrete items on the effective rate was to reduce the effective rate for the nine month period ended December 27, 2008 by a net of 0.9%. In the nine months ended December 31, 2007, the effective rate included the release of a prior valuation allowance against the deferred tax assets of $2.2 million.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes ("FIN 48") which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted the provisions of FIN 48 on April 1, 2007. The Company recognized no increase in tax liabilities as a result of the implementation of FIN 48 and did not have any unrecognized tax benefits as of March 31, 2008. During the nine months ended December 27, 2008, the Company recorded a long term payable for uncertain tax positions of $143.

        The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. At December 27, 2008, accrued interest related to uncertain tax positions was not significant.

7. Commitments and Contingencies

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the "Court"), against the Company, certain of its officers and directors, certain underwriters of the Company's July 24, 2008 initial public offering and others, including certain investors in the Company (the "federal class actions"). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International, Inc., et al. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The defendants are scheduled to respond to the amended

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 27, 2008

(In thousands, except per share data)

7. Commitments and Contingencies (Continued)

consolidated complaint on or before February 5, 2009. The lead plaintiff asserts claims under various sections of the Securities Act. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for the Company's July 24, 2008 initial public offering, and other public statements, regarding the Company's business relationship with LDK Solar, Ltd., one of the Company's customers, JYT Corporation, one of the Company's competitors, and certain of the Company's products, including its DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the "State Court"), under the caption Hamel v. GT Solar International, Inc., et al., against the Company, certain of its officers and directors and certain underwriters of the Company's July 24, 2008 initial public offering (the "state class action"). The Company removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class actions on November 25, 2008. On February 2, 2009, the federal Court granted the plantiff's motion to remand the state class action to New Hampshire State Court. The state class action plaintiff asserts claims under various sections of the Securities Act. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for the Company's July 24, 2008 initial public offering, and other public statements, regarding the Company's business relationship with LDK Solar, Ltd., one of the Company's customers, JYT Corporation, one of the Company's competitors, and certain of the Company's products, including its DSS furnaces. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the State Court should deem just and proper.

        The Company intends to defend the federal and state class actions vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on the Company's consolidated financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

        The Company is subject to various other routine legal proceedings and claims incidental to its business, which the Company believes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8. Debt

  Senior Credit Facility

        On July 29, 2008, the Company entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90,000, which is available for the borrowing of revolving loans and the issuance of standby letters of

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 27, 2008

(In thousands, except per share data)

8. Debt (Continued)

credit (the "senior credit facility"); provided that the aggregate principal amount of revolving loans shall not exceed $50,000 at any time. The senior credit facility includes a sub-limit of $25,000 for swingline loans. The senior credit facility will mature on July 29, 2011.

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

        The senior credit facility may be increased by an aggregate amount of up to $100,000, with additional commitments from the lenders under the senior credit facility or from new financial institutions, if no default or event of default exists. The Company may exercise its option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10,000 and integral multiples of $5,000 in excess thereof. As of December 27, 2008, the Company had approximately $19,167 of outstanding standby letters of credit and no borrowings against this facility, resulting in $70,833 of available credit under the senior credit agreement.

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate and the federal funds rate plus 0.50%. The Company pays a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit.

        The senior credit agreement that governs the senior credit facility contains customary covenants, which among other things limit the Company's ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments; enter into transactions with affiliates; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. The senior credit agreement contains financial covenants that require the Company to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The Company was in compliance with all of these covenants as of December 27, 2008.

  Cash-Collateralized Letter of Credit Facility

        On July 29, 2008, the Company entered into a letter of credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The letter of credit agreement provides for a three-year cash-collateralized letter of credit facility in an aggregate principal amount of up to $150,000, which is available for the issuance of cash-collateralized standby letters of credit (the "letter of credit facility"). The letter of credit facility may be increased by an aggregate amount of up

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 27, 2008

(In thousands, except per share data)

8. Debt (Continued)

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

        The letter of credit facility is secured by an amount of cash equal to the maximum aggregate amount available to be drawn under the outstanding standby letters of credit, which amount is pledged and delivered by the Company to the administrative agent for the benefit of all lenders. The letter of credit facility contains customary covenants, which among other things limit the Company's ability to incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant's or its subsidiaries' assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility. As of December 27, 2008, the Company was in compliance with all of these covenants and had no outstanding letters of credit under this facility.

9. Stockholder's Equity

        A summary of the changes in stockholders' equity for the nine months ended December 27, 2008 is provided below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2008	142,375	$1,424	$73,817	$10,816	$5,584	$91,641
Net income	—	—	—	76,210	—	76,210
Other comprehensive loss(1)	—	—	—	—	(11,067)	(11,067)
Common stock dividend	—	—	—	(89,991)	—	(89,991)
Option exercises	487	5	803	—	—	808
Stock compensation	—	—	1,857	—	—	1,857

Balance at December 27, 2008	142,862	$1,429	$76,477	$(2,965)	$(5,483)	$69,458

(1)
See Note 12

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

December 27, 2008

(In thousands, except per share data)

9. Stockholder's Equity (Continued)

Preferred Stock

        In connection with the Company's initial public offering, the Company filed an amended and restated certificate of incorporation that permits the board of directors, from time to time, to direct the issuance of up to 10,000 shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

Common Stock Dividend

        On June 30, 2008, the Company declared a cash dividend of approximately $90 million to the stockholders of record as of June 30, 2008 that was subsequently paid on August 1, 2008.

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

        Stock option activity for the nine months ended December 27, 2008 was as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance March 31, 2008	6,533	$3.86
Options granted	—	—
Options exercised	(487)	$1.66
Options canceled/expired	(490)	$4.41

Balance December 27, 2008	5,554	$3.93

        The following summarizes outstanding and exercisable stock options as of December 27, 2008:

Stock Options Outstanding				Stock Options Exercisable
Exercise Price Per Share	Number	Weighted-Average Remaining Life (in years)	Intrinsic Value	Number	Intrinsic Value
$1.66	2,387	7.5	$2,291	1,387	$1,331
$5.64	3,167	9.0	—	686	—

	5,554		$2,291	2,073	$1,331

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 27, 2008

(In thousands, except per share data)

10. Share-Based Payments (Continued)

        The Company also grants restricted stock and restricted stock units (collectively, "restricted shares") at the discretion of the Board of Directors, to certain key employees and certain members of the Board of Directors. Unvested restricted shares are forfeited in the event of termination of employment or engagement with the Company. A holder of restricted stock generally has all of the rights of a stockholder. Restricted stock is common stock that is considered issued and outstanding but is not fully transferable until certain conditions have been met, primarily the passage of time and continued employment or engagement with the Company during a predetermined vesting period set by the compensation committee (the "restricted period"). A restricted stock unit is a grant representing the right to receive a share of common stock upon vesting of the restricted stock unit and satisfaction of other conditions but for which no share of common stock is issued until the restricted stock unit vests and any other applicable conditions are satisfied. A holder of a restricted stock unit does not have any rights of a stockholder until the restricted stock unit vests and is converted to common stock. The fair value of restricted shares are based on the market price of the Company's stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally two to four years.

        A summary of activity related to the restricted shares for the nine months ended December 27, 2008 is as follows:

	Number of Non-Vested Restricted Shares	Weighted Average Grant-Date Fair Value
Balance at March 31, 2008	85	$5.64
Granted	1,846	3.00
Vested	—	—
Forfeited	—	—

Balance at December 27, 2008	1,931	$3.12

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

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 27, 2008

(In thousands, except per share data)

10. Share-Based Payments (Continued)

        Stock-based compensation expense with respect to fixed and variable equity instruments issued to employees and non-employees is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
Stock options—fixed	$470	$210	$1,815	$593
Stock options—variable	(1,759)	124	(524)	474
Restricted stock and restricted stock units	33	—	442	—
Other awards	41	(144)	124	60

Total	$(1,215)	$190	$1,857	$1,127

        Stock-based compensation expense recognized for the three and nine months ended December 27, 2008 and December 31, 2007 was recorded as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
Cost of revenues	$145	$35	$372	$126
Research and development	196	51	456	189
Selling and marketing	39	59	99	337
General and administrative	(1,595)	45	930	475

Total	$(1,215)	$190	$1,857	$1,127

        As of December 27, 2008, the Company had unrecorded deferred stock-based compensation expense related to fixed and variable stock options of approximately $7,072, after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 3.0 years. The unrecorded deferred stock-based compensation expense related to restricted shares was approximately $7,431, after estimated forfeitures, as of December 27, 2008 which will be recognized over an estimated weighted-average remaining requisite service period of 3.9 years.

11. Earning Per Share

        Basic earnings per share is computed based on only the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, when dilutive, the weighted average number of potential common shares outstanding during the period, as determined using the treasury stock method. Potential common shares consist of nonvested restricted common stock and common stock issuable upon the exercise of outstanding stock options and the vesting of restricted stock units.

        Outstanding common stock options and awards having no dilutive effect on earnings per share during the three and nine months ended December 27, 2008 were 1,693 and 271, respectively, compared to 120 and 43 during the three and nine months ended December 31, 2007, respectively.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 27, 2008

(In thousands, except per share data)

12. Comprehensive Income (Loss)

        The following table summarizes components of comprehensive income that relate to derivatives classified as cash flow hedges as well as foreign currency translation adjustments from the Company's subsidiary that does not use the U.S. dollar as its functional currency:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
Net income (loss)	$43,125	$(4,459)	$76,210	$7,589
Net gains (losses) on derivative instruments designated as cash flow hedges, net of tax effects	(4,889)	1,263	(11,149)	2,310
Foreign currency translation adjustment	1	15	82	11

Comprehensive income (loss)	$38,237	$(3,181)	$65,143	$9,910

        The following table summarizes the Company's accumulated other comprehensive income (loss) as of December 27, 2008 and March 31, 2008:

	December 27, 2008	March 31, 2008
Cash flow hedges of foreign exchange (net of tax)	$(5,592)	$5,557
Foreign currency translation adjustment	109	27

Total	$(5,483)	$5,584

        Substantially all of the accumulated gain (loss) related to cash flow hedges of foreign exchange will be reclassified into earnings over the next twelve months.

13. Segment Information

        During the year ended March 31, 2008, the Company began reporting its results in two segments: the photovoltaic business and polysilicon business. The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment including the amortization of acquired intangible assets. Corporate services include non-allocable overhead costs, including human resources, legal, finance, general and administrative and corporate marketing expenses. Corporate services assets include deferred tax assets, cash and cash equivalents and other non-allocated assets.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 27, 2008

(In thousands, except per share data)

13. Segment Information (Continued)

        Financial information for the Company's business segments is as follows:

	Photovoltaic Business	Polysilicon Business	Corporate Services	Total
Three months ended December 27, 2008
Revenue	$109,424	95,785	—	$205,209
Gross profit	53,580	35,961	—	89,541
Depreciation and amortization	773	120	409	1,302
Income (loss) from operations	44,757	31,609	(5,365)	71,001
Three months ended December 31, 2007
Revenue	$14,737	—	—	$14,737
Gross profit	2,601	(856)	—	1,745
Depreciation and amortization	8	52	939	999
Income (loss) from operations	(180)	(3,107)	(5,615)	(8,902)
Nine months ended December 27, 2008
Revenue	$306,698	95,785	—	$402,483
Gross profit	139,071	36,138	—	175,209
Depreciation and amortization	2,339	319	980	3,638
Income (loss) from operations	119,839	21,604	(19,144)	122,299
Nine months ended December 31, 2007
Revenue	$111,867	—	—	$111,867
Gross profit	37,507	(856)	—	36,651
Depreciation and amortization	1,642	55	1,201	2,898
Income (loss) from operations	27,545	(7,094)	(13,962)	6,489
Assets
December 27, 2008	$384,165	$234,339	$169,773	$788,277
March 31, 2008	$281,303	$230,865	$88,443	$600,611

        The following table presents revenue by geographic region, which is based on the destination of the shipments:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
Asia	$193,585	$13,362	$366,291	$107,907
Europe	4,534	238	18,813	1,869
North America	7,090	1,137	17,379	2,091

Total revenue	$205,209	$14,737	$402,483	$111,867

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 27, 2008

(In thousands, except per share data)

13. Segment Information (Continued)

        A summary of long-lived assets, consisting of net property and equipment, goodwill and intangible assets, by geographical region is as follows:

	December 27, 2008	March 31, 2008
United States	$66,857	$62,561
Asia	83	86

Total	$66,940	$62,647

14. Supplemental Financial Statement Information

Goodwill

        During the three months ended September 27, 2008 the Company completed tax studies that resulted in additional tax benefits, of which $590 related to periods prior to January 1, 2006. Therefore, such amount has been allocated as a reduction to goodwill.

Other Income (Expense), net

        The components of other income (expense), net were as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
Initial public offering expenses	$13	$(3)	$(2,675)	$(1,147)
Foreign currency gain (loss)	(1,275)	(12)	(1,686)	13
Other	(79)	224	(79)	92

Total other income (expense), net	$(1,341)	$209	$(4,440)	$(1,042)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "target," "continue," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under the section titled "Risk Factors" below, and those discussed in the section titled "Risk Factors" included in our Prospectus dated July 23, 2008 filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 24, 2008. Furthermore, such forward-looking statements speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

        GT Solar International, Inc., through its subsidiaries (referred to herein collectively as "we", "us", and "our"), is a provider of specialized manufacturing equipment and services essential for the production of photovoltaic wafers, cells and modules and polysilicon. Our principal products are directional solidification systems, or DSS units, and chemical vapor deposition, or CVD, reactors and related equipment. DSS units are specialized furnaces used to melt polysilicon and cast multicrystalline ingots from which solar wafers are made. CVD reactors are used to react gases at high temperatures and pressures to produce polysilicon, the key raw material used in solar cells. Our customers include several of the world's largest solar companies as well as companies in the chemical industry. The use of our products requires substantial technical know-how and most of our customers rely on us to design and optimize their production processes as well as train their employees in the use of our equipment. We operated through two segments: our photovoltaic business and our polysilicon business.

        Our photovoltaic business manufactures and sells DSS units, wafer cleaning and etch systems, slurry recovery systems, cell testing and sorting equipment and tabber/stringer machines, as well as other related parts and consumables. We sell our products separately and as part of "turnkey solutions," where we bundle equipment, including third party equipment, with design and integration expertise.

        Our polysilicon business offers CVD reactors and related equipment specifically designed for the production of polysilicon.

        Our business was founded in 1994. Effective January 1, 2006, our business was acquired by GT Solar Holdings, LLC, a newly formed company controlled by GFI Energy Ventures LLC, a private equity investment firm focused on the energy sector, and Oaktree Capital Management, L.P., a global alternative and non-traditional investment manager. We refer to this transaction as the "Acquisition."

        On July 29, 2008, we completed an initial public offering of 30,300,000 shares of common stock by certain of our stockholders.

Factors Affecting Our Results of Operations

        Demand for our products and services is driven primarily by end-user demand for solar power. Key drivers of the growing demand for solar power include increasing scarcity and prices of conventional energy sources, the desire for energy security or energy independence to counter perceived geopolitical supply risks surrounding fossil fuels, environmental pollution from fossil fuels and the resulting tightening of emission controls, the increasingly competitive cost of energy from renewable energy sources, government incentive programs for the development of solar energy making solar energy more cost competitive and changing consumer preferences towards renewable energy sources.

        In addition, our results of operations are affected by a number of external factors including the availability and price of polysilicon in the market, availability of raw materials, foreign exchange rates, interest rates, commodity prices (particularly steel and graphite prices), macro economic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the markets in which we conduct business (including China).

        Our results of operations are also affected by a number of other factors including, among other things, the size of new contracts and when we are able to recognize the related revenue (especially with respect to our polysilicon products), delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

        Recent disruptions in the global capital markets have resulted in reduced availability of funding worldwide and a higher level of uncertainty experienced by some end-user solar cell module manufacturers. Although we continue to believe that our backlog is somewhat insulated from these recent trends due to our requirement for substantial non-refundable deposits on most orders, we have negotiated extensions of the delivery schedules and other modifications under some of our existing contracts. Recently we have made reductions in our direct labor workforce as well as adjustments to the procurement of materials from vendors in our photovoltaic business. As of the date of this filing, we have not had any significant cancellations of contracts in our backlog. However, certain contingent contracts have been terminated in accordance with their terms, only a minimal portion of which was included in our order backlog.

        Our quarterly results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

Order Backlog

        Our order backlog consists of signed purchase orders or other written contractual commitments. The table below sets forth our order backlog as of December 27, 2008 and March 31, 2008 by product category:

	As of December 27, 2008		As of March 31, 2008
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$493	37%	$648	50%
Polysilicon business	837	63%	659	50%

Total	$1,330	100%	$1,307	100%

        Our order backlog as of December 27, 2008 included deferred revenue of $292.4 million, representing equipment that had been shipped to customers but not yet recognized as revenue. In addition, 59% of our order backlog as of December 27, 2008 was attributed to three customers. We generally would expect to deliver the photovoltaic products included in our order backlog over a period ranging from six to twelve months and the polysilicon products included in our order backlog over a period ranging from twelve to eighteen months, although portions of the related revenue are expected to be recognized over a longer period. Based upon the current status of our contracts, we expect to convert approximately 60% of our order backlog as of December 27, 2008 to revenue by the end of fiscal 2010. Order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and we have only recently begun to track our order backlog on a consistent basis. Refer to Factors Affecting Our Results of Operations as noted above.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three and nine months ended December 27, 2008 and December 31, 2007:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
Statement of Operations Data:*
Revenue	100%	100%	100%	100%
Cost of revenue	56	88	56	67

Gross profit	44	12	44	33
Research and development	3	21	3	5
Selling and marketing	3	10	4	7
General and administrative	3	36	6	13
Amortization of intangible assets	0	5	1	2

Income (loss) from operations	35	(60)	30	6
Interest income, net	0	10	1	3
Other income (expense), net	(1)	1	(1)	(1)

Income (loss) before income taxes	34	(49)	30	8
Provision (benefit) for income taxes	13	(19)	11	1

Net income (loss)	21%	(30)%	19%	7%

*
percentages subject to rounding.

Three and Nine Months ended December 27, 2008 compared to Three and Nine Months ended December 31, 2007.

        Revenue.    The following table sets forth total revenue for the three and nine months ended December 27, 2008 and December 31, 2007:

	Three Months Ended		Nine Months Ended
Business Category	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
	(dollars in thousands)		(dollars in thousands)
Photovoltaic business:
Photovoltaic equipment	$102,423	$13,117	$291,933	$101,603
Photovoltaic services, parts and other	7,001	1,620	14,765	10,264

Photovoltaic business	$109,424	$14,737	$306,698	$111,867
Polysilicon business	95,785	—	95,785	—

Total revenue	$205,209	$14,737	$402,483	$111,867

        During the three months ended December 27, 2008, our total revenue increased to $205.2 million from $14.7 million for the three months ended December 31, 2007. During the three months ended December 27, 2008, our revenue from DSS sales was $86.5 million compared to $12.7 million, in the three months ended December 31, 2007. During the three months ended December 31, 2007, in our photovoltaic business, we introduced and began shipping our DSS 450 furnaces for which revenue was recognized in subsequent periods, primarily the fourth quarter of fiscal year 2008, due to our revenue recognition policy. During the three months ended December 27, 2008, in our polysilicon business, we also recognized $95.8 million of revenue related primarily to our first installation of our 36-rod CVD reactor that was shipped during fiscal year 2008 and was deferred in accordance with our revenue recognition policy until the three months ended December 27, 2008, when pre-established reactor output performance criteria were achieved and final acceptance by the respective customer was received. We also recognized a $4.0 million fee related to engineering services and a non-refundable deposit we retained due to a customer's inability to obtain financing for the potential start up of a polysilicon plant.

        For the nine months ended December 27, 2008 compared to the nine months ended December 31, 2007, our total revenue increased 259.8%, or $290.6 million primarily related to continued revenue growth within both our photovoltaic and polysilicon business lines specifically our DSS 450 furnaces and the recognition of revenue associated with our 36-rod CVD reactor within the polysilicon business. During the nine months ended December 27, 2008, our revenue from DSS sales was $256.7 million compared to $85.3 million, in the nine months ended December 31, 2007. As of December 27, 2008, we had deferred revenue balances of $148.0 million attributable to photovoltaic contracts and $144.4 million attributable to polysilicon contracts.

        During the three and nine months ended December 27, 2008, revenue from photovoltaic services, parts and other sales, increased by approximately $5.4 million and $4.5 million, respectively, compared to the three and nine months ended December 31, 2007. These revenues can fluctuate based upon specific customer requirements and were primarily driven by continued demand from our expanded installed base. Sales of other solar parts and services accounted for 3.7% and 9.2% of our total revenue for the nine months ended December 27, 2008, and December 31, 2007, respectively. We anticipate sales from our parts and service business to continue to slightly increase in the near term based on future expansion of our operations in China.

        In the three and nine months ended December 27, 2008 and three and nine months ended December 31, 2007, a substantial percentage of our revenue resulted from sales to a small number of customers. Four of our customers accounted for 82.0% and three of our customers accounted for 63.8% of our revenue for the three and nine months ended December 27, 2008, respectively, while three of our customers accounted for 86.1% and two of our customers accounted for 82.1% of our revenue for the three and nine months ended December 31, 2007, respectively. No other customer accounted for more than 10% of our revenue during the respective periods. For the fiscal year ended March 28, 2009, we believe that no one customer will account for more than 25% of our total annual revenue.

        Gross Profit and Gross Margin.    The following table sets forth total gross profit and gross margin for the three and nine months ended December 27, 2008 and December 31, 2007:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
	(dollars in thousands)		(dollars in thousands)
Gross profit
Photovoltaic business	$53,580	$2,601	$139,071	$37,507
Polysilicon business	35,961	(856)	36,138	(856)

Total	$89,541	$1,745	$175,209	$36,651

Gross margin
Photovoltaic business	49.0%	17.6%	45.3%	33.6%
Polysilicon business	37.5%	—	37.7%	—
Total	43.6%	11.8%	43.5%	32.8%

        Gross profit as a percentage of revenue, or gross margin, increased to 43.6% for the three months ended December 27, 2008 from 11.8% for the three months ended December 31, 2007. Gross margin from our photovoltaic business for the three months ended December 31, 2007 was significantly lower than for the three months ended December 27, 2008, due to normal period costs as a result of shipments of our then-new DSS 450 furnaces for which revenue was not recognized until subsequent periods. During the three months ended December 27, 2008, we recognized revenue on our first 36-rod CVD reactor in the polysilicon business. We also recognized a $4.0 million fee for engineering services and a non-refundable deposit we retained due to a customer's inability to obtain financing for the potential start up of a polysilicon plant. Offsetting this in part was a charge of $1.4 million related to an increase in our inventory obsolescence reserve for specific material used within our polysilicon business.

        For the nine months ended December 27, 2008, gross margin increased to 45.3% from our photovoltaic business from 33.6% for the nine months ended December 31, 2007. Gross margins increased primarily due to the higher gross margins on our DSS units introduced during the third quarter of fiscal 2008. In addition, during the nine months ended December 31, 2007 we incurred expense of approximately $6.5 million, due to the impact of a non-recurring purchase accounting fair value adjustment and higher than expected costs on a completed contract. For the nine months ended December 27, 2008, gross margin for our polysilicon business was 37.7%. During the nine months ended December 31, 2007, we did not recognize any revenue on products shipped in our polysilicon business due to our revenue recognition policy.

        For the balance of the fiscal year ending March 28, 2009, we expect the mix of revenue recognized on our polysilicon and turnkey projects to slightly reduce overall annual gross margins compared to higher gross margins earned on traditional photovoltaic products. Our gross margins tend to vary depending on the volume and pricing of our contracts.

        Research and Development.    The following table sets forth total research and development expenses for the three and nine months ended December 27, 2008 and December 31, 2007:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
	(dollars in thousands)		(dollars in thousands)
Research and development
Photovoltaic business	$4,314	$1,268	$7,836	$2,446
Polysilicon business	1,014	1,854	5,357	3,605

Total	$5,328	$3,122	$13,193	$6,051

        Research and development expenses increased 70.6%, or $2.2 million, during the three months ended December 27, 2008 compared to the three months ended December 31, 2007. Of our total expense for the three months ended December 27, 2008, approximately $1.0 million was related to the development of our next generation rod reactor in our polysilicon business and approximately $4.3 million related to the development of a next generation DSS furnace as well as other photovoltaic projects.

        During the nine months ended December 27, 2008 compared to the nine months ended December 31, 2007, research and development expenses increased by approximately 118.0%, or $7.1 million. Of our total expense for the nine months ended December 27, 2008, approximately $5.4 million was related to the development of our next generation rod reactor in our polysilicon business and approximately $7.8 million was related to the development of a next generation DSS furnace as well as other photovoltaic projects. We expect our research and development spending to continue to increase as we continue to invest in new product development and expand our product base in both our polysilicon and photovoltaic businesses.

        Selling and Marketing.    The following table sets forth total selling and marketing expenses for the three and nine months ended December 27, 2008 and December 31, 2007:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
	(dollars in thousands)		(dollars in thousands)
Selling and marketing
Photovoltaic business	$2,788	$1,153	$7,704	$5,182
Polysilicon business	2,850	349	6,762	2,584

Total	$5,638	$1,502	$14,466	$7,766

        Selling and marketing expenses increased 275.4%, or $4.1 million, during the three months ended December 27, 2008 compared to the three months ended December 31, 2007 primarily related to increased sales commissions. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized.

        During the nine months ended December 27, 2008 compared to the nine months ended December 31, 2007, selling and marketing expenses increased 86.3%, or $6.7 million, of which the majority, or approximately $3.4 million, can be attributed to increased sales commissions. Additionally, during the nine months ended December 27, 2008, we also incurred increased costs of approximately $3.3 million related to sales commissions and other expenses related to continued growth in our polysilicon business. As previously noted, sales commissions do not directly correlate to increases in revenue.

        General and Administrative.    General and administrative expenses include costs for human resources, legal, finance, and other corporate overhead that are not allocated to each business segment. General and administrative expenses increased 29.9%, or $1.6 million during the three months ended December 27,

2008 compared to December 31, 2007. Of this increase incremental spending related to legal and tax consulting services was approximately $1.0 million, increased software consulting costs was $0.7 million related to the implementation of a new ERP system and salary and wages increased by approximately $0.7 during the three months ended December 27, 2008. Stock compensation expense decreased $1.6 million due to the variable nature of the stock options awarded to non-employees.

        During the nine months ended December 27, 2008 compared to the nine months ended December 31, 2007, general and administrative expenses increased by 62.5%, or approximately $8.8 million. During the nine months ended December 27, 2008, we incurred increased expenses of approximately $3.0 million related to legal and tax consulting services as well as increased software consulting costs of $3.2 million related to the implementation of a new ERP system. Additionally, stock compensation expense increased $0.5 million due to the variable nature of the stock options awarded to non-employees.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets has remained essentially unchanged for all periods presented.

        Interest Income and Interest Expense.    We typically invest our excess cash in exchange-traded money market mutual funds. During the three months ended December 27, 2008 and December 31, 2007, we recorded $0.6 million and $1.7 million of interest income, respectively, and during the nine months ended December 27, 2008 and December 31, 2007, we recorded $4.5 million and $5.1 million of interest income, respectively. During the three months ended December 27, 2008 and December 31, 2007, we recorded interest expense of $0.3 million and $0.3 million and, respectively, and during the nine months ended December 27, 2008 and December 31, 2007, we recorded interest expense of $0.1 million and $1.3 million, respectively, in each case related to the interest component of foreign exchange forward contracts.

        Other (Income) Expense, net.    During the three months ended December 27, 2008, other expense included $1.3 million of foreign exchange losses. During the nine months ended December 27, 2008, compared to December 31, 2007, other expense included costs of $2.7 million and $1.1 million, respectively, related to our initial public offering which was completed on July 29, 2008.

        Provision for Income Taxes.    Our effective income tax rate was 38.3% for the three months ended December 27, 2008, compared to 38.2% for the comparable prior-year period. For the nine months ended December 27, 2008, our effective tax rate was 37.7%, compared to 17.6% for the same period ended December 31, 2007. The effective rate for the nine months ended December 27, 2008 was lower than the statutory rate due primarily to the impact of discrete items attributed to expected tax benefits based upon recently completed tax studies. The impact of these discrete items reduced the effective rate for the nine month period ended December 27, 2008 by a net of 0.9%. In the nine month period ended December 31, 2007, the effective rate included the reversal of a prior valuation allowance against the deferred tax assets of $2.2 million.

        Net Income.    As a result of the foregoing factors, for the three and nine months ended December 27, 2008, we recorded net income of $43.1 million and $76.2 million, respectively, compared to net loss of $4.5 million and net income of $7.6 million for the three and nine months ended December 31, 2007 respectively.

Liquidity and Capital Resources

Overview

        Our combined cash and cash equivalents and restricted cash balances decreased by $97.6 million during the nine months ended December 27, 2008, from $218.9 million as of March 31, 2008 to $121.3 million. Of this amount, restricted cash declined by $136.4 million due to a change in the required collateral necessary to secure existing standby letters of credit, or standby LOCs, as a result of our senior credit facility discussed below.

        In connection with deposits we receive from our customers, we may be required to provide a standby LOC as security for their deposit. From September 24, 2007 to July 29, 2008, we collateralized our standby letters of credit with restricted cash. The practice of using cash to collateralize our standby LOCs had a negative impact on the working capital available to us and, therefore, on July 29, 2008, we entered into a senior credit facility with a syndicate of financial institutions, which permits revolving credit borrowings as well as the issuance of standby letters of credit without providing cash collateral. (See "Senior Credit Facility" below). The restrictions on our cash balances began to decrease during fiscal 2009 as we began utilizing this new facility. As of December 27, 2008, we had $27.6 million of restricted cash used to collateralize outstanding standby LOCs that were not collateralized by our senior credit facility, primarily as a result of the expiry dates of the existing standby LOCs. We anticipate that all standby LOCs will be issued under our senior credit facility by the end of fiscal 2009 therefore eliminating the restrictions on our cash.

        We manage our cash inflows through the use of customer deposits and milestone billings that allow us in turn to meet our cash outflow requirements that consist primarily of vendor payments and prepayments for contract related costs (raw material and components costs) and payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this Quarterly Report on Form 10-Q.

        We believe that cash generated from operations together with our existing cash and customer deposits and our senior credit facility will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other operating cash requirements for the foreseeable future, including at least the next twelve months.

Cash Flows from Operating Activities

        Our cash provided by operations was $137.0 million for the nine months ended December 27, 2008 and was significantly increased by the reduction in our restricted cash balance of $136.4 million. Other significant sources of cash included $76.2 million of net income, $72.5 million of a net increase in deferred revenue less deferred costs primarily related to shipments of our polysilicon reactors, an increase in customer deposits of $43.1 million and an increase in accounts payable and accrued expenses of $30.5 million. The significant uses of cash were an increase in inventory and advance payments on inventory purchases of $166.2 million as we continue to ramp production to fulfill our backlog, an increase in accounts receivable of $21.1 million and an increase in deferred taxes of $39.9 million. We continue to manage our cash flows from operations by balancing the receipt of customer deposits with advances made to our vendors for inventory purchases.

        For the nine months ended December 31, 2007, our operations used $36.8 million in cash. Our restricted cash balances increased by $152.6 million during this period as we were required to cash collateralize our standby LOCs, which reduced cash provided by operations. The significant sources of cash included $7.6 million of net income, $32.8 million of an increase in deferred revenue less deferred costs related primarily to the shipment of our recently introduced DSS 450 furnace, an increase in our customer deposits of $165.4 million and an increase in accounts payable and accrued expenses of $29.4 million. Other significant uses of cash were an increase in inventory and advance payments on inventory purchases of $89.1 million as we continued to ramp production to fulfill our backlog, an increase in accounts receivable of $21.9 million and an increase in deferred taxes of $11.1 million.

Cash Flows from Investing Activities

        Cash used in investing activities was $8.0 million for the nine months ended December 27, 2008, consisting primarily of capital expenditures as we completed the expansion of our New Hampshire headquarters and manufacturing facility as well as our initial installation of our ERP system.

        We outsource a significant portion of our manufacturing, and therefore we require minimal capital expenditures to meet our production demands. We expect total capital expenditures in the fiscal year ending March 28, 2009 to be approximately $12.0 to $15.0 million, consisting primarily of improvements to our business information systems and expansion of our facilities both in New Hampshire and Montana.

        Cash used in investing activities was $2.4 million for the nine months ended December 31, 2007, consisting primarily of capital expenditures.

Cash Flows from Financing Activities

        Cash used in financing activities was $90.2 million for the nine months ended December 27, 2008 which was primarily for the payment of a dividend to shareholders of record at June 30, 2008.

        Cash used in financing activities was $15.9 million for the nine months ended December 31, 2007, which was for the full repayment of borrowings under a senior secured exchangeable promissory note.

Derivatives and Hedging Activities

        We enter into forward foreign exchange contracts to offset certain operational exposures from the impact of changes on foreign currency exchange rates. These foreign exchange contracts are entered into to support purchases made in the normal course of business and accordingly are not speculative in nature.

        The notional amount of our Euro-denominated cash flow hedges was € 76.1 million at December 27, 2008. These contracts had a net fair value liability of $4.2 million at December 27, 2008 due primarily to a result of changes in the Euro to U.S. dollar exchange rates. Changes in the fair value of these contracts are recognized in stockholders' equity as a component of accumulated other comprehensive income as these financial instruments qualify for hedge accounting.

Senior Credit Facility

        On July 29, 2008, we entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90.0 million, which is available for the borrowing of revolving loans and the issuance of standby LOCs (the "senior credit facility"); provided that the aggregate principal amount of revolving loans may not exceed $50.0 million at any time. The senior credit facility includes a sub-limit of $25.0 million for swingline loans. As of December 27, 2008, we had approximately $19.2 million of outstanding letters of credit and no borrowings under the senior credit facility and $70.8 million of availability under the senior credit facility. The senior credit facility will mature on July 29, 2011.

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

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at our option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate and the federal funds rate plus 0.50%. We pay a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby LOC.

        The senior credit agreement that governs the senior credit facility contains customary covenants, which, among other things, limit our ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments; enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. The senior credit agreement contains financial covenants that require us to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. We were in compliance with all of these covenants as of December 27, 2008.

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

Cash-Collateralized Letter of Credit Facility

        On July 29, 2008, we also entered into a letter of credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The letter of credit agreement provides for a three-year cash-collateralized letter of credit facility in an aggregate principal amount of up to $150.0 million, which is available for the issuance of cash-collateralized standby LOCs. The letter of credit facility may be increased by an aggregate amount of up to $50.0 million, at our election, with additional commitments from the lenders under the letter of credit facility or from new financial institutions, if no default or event of default exists under the letter of credit facility. We may exercise the option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10.0 million and integral multiples of $5.0 million in excess thereof. We pay letter of credit fees equal to 0.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of December 27, 2008, we had no letters of credit outstanding under this facility.

        The letter of credit facility is secured by an amount of cash equal to the maximum aggregate amount available to be drawn under the outstanding standby letters of credit, which amount is pledged and delivered by us to the administrative agent for the benefit of all lenders. The letter of credit facility contains customary covenants, which among other things limit our ability to: incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant's or its subsidiaries' assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility. We were in compliance with all of these covenants as of December 27, 2008.

Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        As of December 27, 2008, we had approximately $46.8 million of standby letters of credit outstanding representing primarily performance guarantees issued against customer deposits, of this amount $19.2 million was issued under our senior credit facility and $27.6 million was collateralized with restricted cash. These letters of credit as of December 27, 2008 have not been included in the consolidated financial statements included herein. Letters of credit entered into prior to July 29, 2008, the effective date of our security credit facility, are secured by restricted cash.

Recent Accounting Pronouncements

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 addresses only disclosure requirements, the adoption of SFAS No. 161 will have no impact on our combined results of operation or combined financial position.

        In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 will have a material impact on our financial statements.

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active ("FSP 157-3"), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) our internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately. The adoption of FSP 157-3 is not expected to have a material effect on our financial statements.

Critical Accounting Policies and Estimates

        For the three months ended December 27, 2008, there were no changes to our critical accounting policies as identified in our consolidated financial statements for the year ended March 31, 2008 included in our Prospectus dated July 23, 2008 filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 24, 2008.

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

        Currently, our largest foreign currency exposure is the Euro, primarily from foreign currency denominated purchases of third party equipment from vendors located in Europe. Relative to our foreign currency exposures existing at December 27, 2008, a 10% appreciation of the Euro against the U.S. dollar would result in an increase in the fair value of $10.6 million of these derivative financial instruments. Conversely, a 10% appreciation of the U.S. dollar against the Euro would result in a decrease in the fair value of approximately $10.6 million of these instruments.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 27, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        We have implemented new company-wide enterprise resource planning software. As of May 5, 2008 we have completed the conversion to this new platform in our business locations other than at our Shanghai location. In January 2009, we began the conversion of our Shanghai location to the new platform. We continue to enhance the processing and reporting capabilities of this software. As a result, certain changes have been made to our internal controls, which management believes will strengthen our internal control structure. There have been no other significant changes in our internal controls during the fiscal quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the "Court"), against us, certain of our officers and directors, certain underwriters of our July 24, 2008 initial public offering and others, including certain investors in us (the "federal class actions"). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International, Inc., et al. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The defendants are scheduled to respond to the amended consolidated complaint on or before February 5, 2009. The lead plaintiff asserts claims under various sections of the Securities Act. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including our DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the "State Court"), under the caption Hamel v. GT Solar International, Inc., et al., against us, certain of our officers and directors and certain underwriters of our July 24, 2008 initial public offering (the "state class action"). The Company removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class actions on November 25, 2008. On February 2, 2009, the federal Court granted the plaintiff's motion to remand the state class action to New Hampshire State Court. The state class action plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including our DSS furnaces. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the State Court should deem just and proper.

        We intend to defend the federal and state class actions vigorously. There can be no assurance, however, that we will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on our consolidated financial position and results of operations. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

        We are subject to various other routine legal proceedings and claims incidental to our business, which we believe will not have a material adverse effect on our financial position, results of operations or cash flows.

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

        As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products and could result in a decrease of orders for our products. The high level of economic uncertainty increases the risk of cancellation of orders for our products. Some of our customers have requested to defer delivery of our equipment under their existing contracts with us, and we have extended the delivery schedules and in some cases modified our existing contracts at our customers' request. We have negotiated extensions of the delivery schedules and other modifications under some of our existing contracts. A delay in deliveries or cancellation of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. In addition, if any of our customers have liquidity problems, they may be unable to pay us. These conditions may similarly affect our suppliers. The inability of our suppliers to obtain credit to finance development and/or manufacture our products could result in delivery delays or prevent us from delivering our products to our customers. We also have an exposure due to advance payments made to our suppliers who may become financially distressed.

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

General economic conditions may have an adverse impact on demand for our products.

        The global economy has recently experienced a downturn. Demand for products requiring significant capital expenditures, such as our DSS units and CVD reactors, are affected by general economic conditions. Uncertainty about economic conditions, negative financial news, tighter credit markets and declines in asset values may cause our customers to postpone making purchases of capital equipment. Increasing budgetary pressures could reduce or eliminate government subsidies and economic incentives for on-grid solar electricity applications. A downturn in the global construction market could reduce demand for solar panels in new residential and commercial buildings. Reduced demand for our customers' products would, in turn, reduce demand for our products that are used in the manufacture of photovoltaic wafers, cells and modules and polysilicon for the solar power industry. Some economists are predicting that the United States economy, and possibly the global economy, could enter into a prolonged recession or even a depression. A prolonged downturn in the global economy could have a material adverse effect on our business in a number of ways, including decreased demand for our products, which would result in lower sales and reduced backlog.

        The current economic conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, results of operations and financial condition may be materially and adversely affected.

        Uncertainty about economic conditions could also increase the volatility of our stock price.

We are subject to securities class action lawsuits that could adversely affect our business. This litigation, and potential similar or related litigation, could result in substantial damages and may divert management's time and attention from our business.

        Beginning on August 1, 2008, a series of putative securities class action lawsuits were commenced in both the United States District Court for the District of New Hampshire as well as New Hampshire state court in the Superior Court for Hillsborough County, Southern District, alleging that we, certain of our officers and directors, the underwriters in our July 2008 initial public offering and others, including certain of our investors, violated various sections of the Securities Act. The complaints, among other things, allege that the registration statement for our July 2008 initial public offering contained material misstatements and omissions regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including DSS furnaces. The lawsuits seek, among other things, unspecified compensatory damages plus rescission, interest, attorneys' fees and costs. All of the federal lawsuits have been consolidated. See Item 1—Legal Proceedings.

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

        We may potentially be exposed to losses in the event of nonperformance by the financial counterparties to our cash investments. This risk may be heightened as a result of the current financial crisis and volatility in the markets. We manage the concentration risk by making investments that comply with our investment policy. Currently, our cash equivalents are invested in exchange traded money market mutual funds. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the investment income we receive from these investments. In general, increases of credit risk related to our cash equivalents could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

  None

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    Submission of Matter to a Vote of Security Holders

  None

Item 5.    Other Information

  None

Item 6.    Exhibits

Exhibit No.	Description
10.1	Fiscal Year 2009 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K (File No. 001-34133) filed on October 30, 2008).
10.2
Letter Agreement, dated as of November 10, 2008, by and between the registrant and Noel G. Watson (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K (File No. 001-34133) filed on November 12, 2008).
10.3
Confidentiality Agreement, dated as of November 11, 2008, by and between the registrant and Noel G. Watson (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K (File No. 001-34133) filed on December 3, 2008).
10.4	Restricted Stock Unit Agreement, dated as of September 12, 2008, by and between the registrant and Matthew E. Massengill.
10.5	Restricted Stock Unit Agreement, dated as of November 11, 2008, by and between the registrant and Noel G. Watson.
10.6	Form of Restricted Stock Unit Agreement for employees.
10.7	Form of Restricted Stock Unit Agreement for executive officers.
10.8	Employment Agreement, dated as of January 27, 2009, by and between the registrant and Hoil Kim.
10.9	Offer Letter, dated as of November 24, 2008, by and between the registrant and Hoil Kim.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Solar International, Inc.
	By:	/s/ THOMAS M. ZARRELLA Thomas M. Zarrella
Date: February 6, 2009		President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ ROBERT W. WOODBURY, JR. Robert W. Woodbury, Jr.
Date: February 6, 2009		Chief Financial Officer (Principal Financial Officer)