Form 10-K
period 2009-03-28
GT Solar International, Inc.
filed 2009-06-09
CIK 1394954

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34133

GT Solar International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0606749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
243 Daniel Webster Highway Merrimack, New Hampshire 03054 (Address of principal executive offices, including zip code)

(603) 883-5200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         The aggregate market value of the registrant's common stock, $0.01 par value per share, held by non-affiliates of the registrant on September 26, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $293.4 million (based on the closing sales price of the registrant's common stock on that date). As of May 29, 2009, 143,230,398 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2009, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Information Relating to Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as "estimate", "expect", "anticipate", "project", "plan", "intend", "believe", "forecast", "foresee", "likely", "may", "should", "goal", "target", "might", "will", "could", "predict" and "continue", the negative or plural of these words and other comparable terminology. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed in our forward-looking statements are described in "Item 1A—Risk Factors" in this Annual Report on Form 10-K. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

        The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled "Item 1A—Risk Factors" and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

        Investors are advised to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission (the "SEC").

 PART I

Item 1.    Business

General

Our Company

        GT Solar International, Inc., through its subsidiaries (referred to collectively herein as "we," "us" and "our") is a leading global provider of specialized manufacturing equipment and services essential for the production of photovoltaic wafers, cells and modules and polysilicon. Our principal products are directional solidification systems, or "DSS" units, and chemical vapor deposition, or "CVD," reactors and related equipment. DSS units are specialized furnaces used to melt polysilicon and cast multicrystalline ingots from which solar wafers are made. CVD reactors are used to react gases at high temperatures and pressures to produce polysilicon, the key raw material used in solar cells. Our customers include several of the world's largest solar companies as well as companies in the chemical industry. The use of our products requires substantial technical know-how and most of our customers rely on us to design and optimize their production processes as well as train their employees in the use of our equipment. We operate through two segments: our photovoltaic business and our polysilicon business.

        Our business was founded in 1994. Effective January 1, 2006, our business was acquired by GT Solar Holdings, LLC, a newly formed company controlled by investment funds affiliated with GFI Energy Ventures LLC, a private equity investment firm focused on the energy sector, and Oaktree Capital Management, L.P., a global alternative and non-traditional investment manager. We refer to this transaction as the "Acquisition." We use the term "Predecessor" to refer to the operations of our predecessor for accounting purposes, GT Equipment Technologies, Inc. (now known as GT Solar Incorporated), for periods prior to the Acquisition by GT Solar Holdings, LLC on January 1, 2006 and the term "GT Solar" to refer to us with respect to our results of operations for periods following the Acquisition.

        GT Solar International, Inc. was originally incorporated in Delaware in September 2006. On September 27, 2006, we completed an internal reorganization through which GT Solar International, Inc. became the parent company of GT Solar Incorporated, our principal operating subsidiary.

        On July 29, 2008, we completed an initial public offering of 30,300,000 shares of common stock by certain of our stockholders (the "IPO").

Segments

Our Photovoltaic Business

        Our photovoltaic business manufactures and sells primarily DSS furnaces, as well as wafer cleaning and etch systems, slurry recovery systems, cell testing and sorting equipment, tabber/stringer machines and other related parts and consumables. We have established a leading position in the market for specialized furnaces essential to the production of multicrystalline wafers. We sell our products separately and as part of "turnkey solutions", where we bundle equipment, including third party equipment, and provide design and integration expertise. We believe we are one of a small number of equipment manufacturers capable of providing photovoltaic turnkey solutions.

Our Polysilicon Business

        Our polysilicon business offers CVD reactors and related equipment. Polysilicon is a highly purified form of silicon that is a key raw material used to produce solar wafers. Polysilicon is also used to make semiconductor wafers for microelectronic applications. The chemical vapor deposition process involved in the production of polysilicon takes place in a specialized CVD reactor using a variety of complex chemical processes, the most widely used being the non-proprietary Siemens process, which has been in existence for nearly fifty years. Our CVD reactors utilize the Siemens process.

        Growing demand for solar cells over the past several years had previously resulted in a polysilicon shortage. Recently, polysilicon supply has increased due to an increase in polysilicon production capacity as a result of the arrival of new entrants in polysilicon production. Polysilicon demand has recently declined due to a slowdown in the semiconductor device market and in the solar panel market. In July 2006, our polysilicon business received its first order for CVD reactors from OCI Company, Ltd. (formerly DC Chemical Co., Ltd.,) a leading Korean chemical company. Although we had delivered over 100 reactors and related equipment to six customers as of March 28, 2009, we had recognized revenue only with respect to one customer as revenue is recognized only when pre-established reactor output performance criteria have been met and final acceptance by the customer has been received.

Markets

        Photovoltaic systems are used in industrial, commercial and residential applications to convert sunlight directly into electricity. Volatile global energy prices, increased environmental awareness and the desire for energy security are accelerating the adoption of solar power. Governments around the world have implemented various tax credits and other incentives designed to encourage the use of alternative energy including solar power.

        According to Solarbuzz, the global photovoltaic market, as measured by total photovoltaic installations at end customers grew by an estimated 5,900 megawatts ("MW") in 2008, representing a compounded annual growth rate of over 53% since 2004. Solarbuzz estimates that photovoltaic industry revenues were approximately $37 billion in 2008. Solarbuzz projects that the global photovoltaic market and photovoltaic industry revenue will reach 14,800 MW and $53.6 billion, respectively in 2013 in its "Green World" scenario. Although long range industry forecasts have not changed significantly from prior years, estimates for the near term generally indicate a decrease in demand due to current economic uncertainty. In its "Green World" scenario, Solarbuzz estimates annual photovoltaic installations at end customers to decline from 5,900 MW in 2008 to 5,300 MW in 2009, subsequently increasing to 14,800 MW by 2013.

        The anticipated long-term growth of the photovoltaic industry is expected to result in increased investment in manufacturing capacity by polysilicon producers and solar manufacturing companies. Total capital expenditures associated with new manufacturing capacity for the production of crystalline silicon photovoltaic products in 2008 were approximately $11 billion, according to Solarbuzz, of which approximately $4 billion was spent on new polysilicon production capacity. In its "Green World" scenario, Solarbuzz estimates that, excluding emerging technologies, approximately 165,000 metric tons ("MT") of polysilicon production capacity will be added from 2008 to 2013.

        Despite significant improvement in the investment returns of solar projects, current economic conditions have negatively impacted the availability of financing for major solar projects and, as a result, photovoltaic demand has slowed. Although we believe our long term prospects are in line with photovoltaic industry forecasts, the current underutilization of photovoltaic manufacturing capacity could impact our results for future periods. Due to these current economic conditions, we have reduced our production plans for the year ended April 3, 2010, as compared to March 28, 2009, and have rescheduled or cancelled commitments to our vendors in our photovoltaic business. See "—Manufacturing and Suppliers" below.

        Information regarding markets, market size, market growth rates, forecasts and other industry data contained in this Annual Report on Form 10-K consists of estimates based on data and reports compiled by professional organizations, industry consultants and analysts, on data from other external sources, and on our knowledge and internal surveys of the solar and polysilicon industries. Marketbuzz 2009, an annual report dated March 2009 prepared by Solarbuzz LLC, an international solar energy market research and consulting company, was the primary source for third party industry data and forecasts.

        In view of the emerging nature of the solar and polysilicon industries and the absence of publicly available information on most of the photovoltaic equipment and polysilicon manufacturers (including, without limitation, their existing production capacity, business plans and strategies), the estimates for the size of the solar and polysilicon markets and their projected growth rates set out in this Annual Report on Form 10-K should be considered with caution. Certain market share information and other statements in this Annual Report on Form 10-K regarding the solar and polysilicon industries and our position relative to our competitors is not based on published statistical data or information obtained by independent third parties. Rather, such information and statements reflect our management's best estimates based upon information obtained from trade and industry organizations and associations and other contacts within the solar and polysilicon industries. While we believe our internal estimates to be reasonable, they have not been verified by independent sources.

Our Strategy

        The significant components of our strategy include the following:

        Enable the solar industry to achieve production cost parity with conventional power sources.    The total cost of generating electricity from photovoltaic modules remains higher than the total cost of generating electricity from conventional power sources in most markets. The higher cost of electricity from photovoltaic modules has been a direct result of high polysilicon costs and other manufacturing costs involved in producing photovoltaic wafers, cells and modules. We believe that increases in polysilicon supply and advances in photovoltaic manufacturing processes can play a significant role in reducing the cost of electricity generated by photovoltaic modules. Our strategy is to develop photovoltaic and polysilicon equipment which improves manufacturing throughput yields to lower the cost of producing photovoltaic wafers, cells and modules and increases cell efficiency.

        Continue to introduce new products and technologies.    We have a history of product innovation, including the development of our DSS unit, CVD reactor, silicon tetrachloride ("STC") converter and other related equipment. Our strategy is to introduce new products that exceed the performance of competitors' products and develop new products that address the solar industry's changing needs. For example, in fiscal year ended March 31, 2008, we began offering a next-generation DSS unit capable of producing larger ingots and an advanced 48-rod CVD reactor. Recently, we began offering equipment and engineering services to assist companies with the production of trichlorosilane ("TCS"), an essential raw material in both the semiconductor and solar industries.

        Maintain focus on customer satisfaction.    We believe we have cultivated an organizational focus on customer satisfaction. We believe this focus has resulted in strong customer relationships and a high level of customer retention. Our strategy is to maintain our focus on customer satisfaction by providing high quality products and services, delivering differentiated services and demonstrating strong sales and service capabilities.

        Expand global sales and service presence.    Our strategy is to expand our global sales presence by hiring additional sales and service personnel and by entering into agreements with local sales and service representatives in key markets. We believe that increasing our global sales presence will allow us to develop new customer relationships and generate incremental revenue. We have customers in Taiwan, China, Korea, Russia, Germany, Greece and Spain. We are currently further expanding our sales and service presence in China and intend to increase our sales and service presence in Europe.

        Leverage our installed base to increase our sales of parts, upgrades, services and consumables.    Our large installed base of photovoltaic equipment gives us an opportunity to increase our sales of parts and services. Our strategy is to develop products and services that enhance the throughput, capacity, reliability and efficiency of the installed base of equipment and to develop local service networks to provide maintenance and parts for our equipment. We are also evaluating selling various consumable products that our customers currently purchase from other suppliers.

        Continue operational improvement.    Our strategy is to continually improve the efficiency and profitability of our operations. We employ lean manufacturing principles and are focused on supply chain management. We forecast demand for critical raw materials and enter into long-term contracts to secure these materials. We also source components from multiple suppliers to control our costs and ensure adequate supply. We are also seeking low cost suppliers in Asia for certain non-critical components to further reduce the manufacturing cost of our products.

        Acquire complementary technologies or businesses.    The photovoltaic solar industry is fragmented and we believe there are opportunities for consolidation. We will seek to make selective acquisitions of technologies or businesses where we believe there are technological, cost or customer synergies. We have a history of successfully acquiring and commercializing technologies for the solar industry that were originally developed by third parties, including the precursor product to our DSS unit and the initial version of our CVD reactor.

Products and Services

Photovoltaic Equipment

        DSS Units.    Our DSS unit is a specialized furnace used to melt polysilicon and cast multicrystalline ingots. Multicrystalline ingots are used to produce solar wafers and, ultimately, solar cells. Solar cells made using multicrystalline wafers represented approximately 46% of all solar cells produced in 2008 according to Solarbuzz. The ingot growth stage of the photovoltaic manufacturing process is critical as it determines how efficient solar cells produced from the ingot will be at converting sunlight into electricity. Our DSS units are capable of applying incremental temperature changes on a uniform basis, which is critical to forming the large, uniform crystals required for high efficiency solar cells. We have developed proprietary systems to automate furnace controls during all stages of the crystal growth process. We benefit from a large installed base, a proven design and process technology and high efficiency yield.

        Revenue from the sale of DSS units accounted for 72% of our total revenue for the fiscal year ended March 28, 2009, 79% of our total revenue for the fiscal year ended March 31, 2008, and 85% of our total revenue for the fiscal year ended March 31, 2007.

        Other Photovoltaic Equipment.    Solar cells are made from polysilicon wafers and multiple solar cells are interconnected into strings laminated for weatherproofing, and framed between a glass front panel and a polymer back sheet to create a solar module. We provide a portfolio of products that are used in the cell and module manufacturing process. These products include:

  •
  Ancillary equipment is used in the operation of our DSS unit and includes crucible coating stations, crucible manipulators, extraction tools and others.

  •
  Turnkey Solutions are complete production lines designed to produce a specified level of output and are typically sold to new market entrants in connection with the construction of new facilities. We currently offer three turnkey solutions: a wafer fabrication line, a cell fabrication line and a module fabrication line. Most of our turnkey revenues have historically been from sales of wafer production lines, which include DSS units. We provide certain types of equipment manufactured by third parties in connection with our sales of turnkey production lines including wafer saws, wafer cleaning and inspection systems, diffusion furnaces, tabber/stringer machines, plasma enhanced chemical vapor deposition equipment and screen printing equipment. We report turnkey revenue, exclusive of the DSS units, as other photovoltaic equipment.

        Other photovoltaic equipment accounted for 6% of our total revenue for the fiscal year ended March 28, 2009, 15% of our total revenue for the fiscal year ended March 31, 2008 and 6% of our total revenue for the fiscal year ended March 31, 2007.

Photovoltaic Parts, Services and Other

        We sell replacement parts and consumables used in our DSS units and other photovoltaic equipment.

        We offer a range of services in connection with the sale of equipment, including facility design, equipment installation and integration, technical training and manufacturing process optimization. We typically charge for these services separately from the price of our equipment. As our installed base continues to operate, we believe our sales of parts, service and consumables will continue to grow.

        Photovoltaic parts, services and other accounted for 4% of our total revenue for the fiscal year ended March 28, 2009, 6% of our total revenue for the fiscal year ended March 31, 2008 and 9% of our total revenue for the fiscal year ended March 31, 2007.

Polysilicon Equipment

        We sell CVD reactors that produce polysilicon and STC converters which recycle silicon tetrachloride gas used in the CVD reactor process. We began offering these products commercially in April 2006. Our 36-rod CVD reactor has an annual production capacity of approximately 150 MT of polysilicon and our 48-rod CVD reactor, which was introduced during our fiscal year ended March 31, 2008 has an annual production capacity of approximately 235 MT of polysilicon. As of March 28, 2009, we have delivered to our customers over 100 reactors as well as other related equipment.

        Customers for our polysilicon products include chemical companies that are entering the polysilicon market and solar wafer and cell manufacturers that are producing polysilicon to meet their own production needs. All of the components for our CVD reactors and STC converters are manufactured by third parties using our designs. Our personnel focus on product design, providing technical know-how and process development related to the efficient production of polysilicon.

        Polysilicon equipment accounted for 18% of our total revenue for the fiscal year ended March 28, 2009.

Revenue by Segment

        The following table summarizes our revenue by segment in each of the fiscal years ended March 28, 2009, March 31, 2008, and March 31, 2007.

	Fiscal Year Ended
	March 28, 2009		March 31, 2008		March 31, 2007
Product Category	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Total photovoltaic business	$443,947	82%	$244,052	100%	$60,119	100%
Total polysilicon business	97,080	18%	—	—	—	—

Total revenue	$541,027	100%	$244,052	100%	$60,119	100%

        See Note 17 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for additional financial information by segment and by geographical location.

Manufacturing and Suppliers

        We outsource the manufacture of many of the components used in our products to third party vendors to lower our fixed manufacturing costs, capital investment and working capital requirements. Our factory focuses on assembly operations and the production of proprietary components, including software controls and certain other components with high technical content. We manufacture DSS units and supporting equipment in our Merrimack facility and purchase for resale from vendors other equipment required for turnkey solutions. The component parts of our CVD reactors and converters are manufactured by third party vendors.

        Our DSS manufacturing operation uses a "forecast manufacturing" methodology to project our raw material needs sufficiently in advance of manufacturing lead times, diminishing the threat of spot price volatility and generally minimizing the effect of supply shortages and disruptions. We believe this approach reduces product delivery times and increases scalability and factory utilization. Our polysilicon and turnkey operations procure materials when customer orders are received.

        We purchase a range of materials and components for use in our products from other manufacturers. We also purchase equipment from third party manufacturers for resale as part of our turnkey solutions. Many component parts purchased by us are made to our specifications and under appropriate confidentiality arrangements. Purchased components represented approximately 85%, 81% and 76% of cost of goods sold in the fiscal year ended March 28, 2009, March 31, 2008 and March 31, 2007, respectively. We attempt to secure multiple suppliers of our components to ensure adequate supply. In addition, we do not use any single supplier to produce all of the components for any single product in order to reduce the risk that a supplier could replicate our products. We believe that these materials and components are readily available from multiple sources and that we are not dependent on any single supplier or limited group of suppliers. We have well-established relationships with various domestic and foreign suppliers of the components used in our products. We generally are required to make a series of pre-payments to these vendors, which we fund from the deposits we receive from customers.

        Recently we have rescheduled and/or cancelled more than half of our commitments to our vendors to procure materials in our photovoltaic business to reflect our reduced production plan for fiscal year ending April 3, 2010, as compared to the fiscal year ended March 28, 2009. Furthermore certain advances on inventory purchases were no longer deemed to be recoverable based on the financial condition of the supplier. As a result we recorded charges due to expected forfeitures of vendor advances and reserves against advances on inventory purchases with vendors that have become financially distressed totaling approximately $11.3 million as of March 28, 2009. We anticipate recording additional charges with respect to vendor commitments in the quarter ending June 27, 2009 of approximately $1.5 million.

Customers

        We sell our products and services globally to polysilicon, solar wafer, cell and module manufacturers. Our customers include, or are suppliers to, some of the world's leading solar wafer and cell manufacturers.

        In any one year, we typically have a small number of customers, with any one customer representing a significant percentage of our total revenue. In the fiscal year ended March 28, 2009, four customers represented 62% of our revenue, in the fiscal year ended March 31, 2008, one customer represented 62% of our revenue and in the fiscal year ended March 31, 2007 three customers represented 70% of our revenue. However, our customers and/or their contribution to our revenue typically change from year to year, as different customers replace equipment and undertake projects to add manufacturing capacity. For example, during the fiscal year ended March 28, 2009, our four largest customers by sales were: (i) LDK Solar Co., Ltd., (ii) OCI Company, Ltd. (formerly DC Chemical Co., Ltd.) and affiliate (iii) Baoding Tianwei Yingli New Energy Resources Co., Ltd. and (iv) Glory Silicon Energy Co., Ltd., an affiliate of the Huantai Corporation accounting for approximately 20%, 17%, 14% and 11% of our revenue, respectively. During the fiscal year ended March 31, 2008, one customer, LDK Solar Co. Ltd., accounted for approximately 62% of our revenue. During the fiscal year ended March 31, 2007, our three largest customers by sales were: (i) Tatung Company of America, Inc., (ii) Glory Silicon Energy Co., Ltd., an affiliate of the Huantai Corporation, and (iii) Sino-American Silicon Products, Inc. accounting for approximately 42%, 14% and 14% of our revenue, respectively. No other customer accounted for more than 10% of our revenue in each of the fiscal years ended March 28, 2009, March 31, 2008 and March 31, 2007.

        We believe that our sales to customers in Asia will continue to be a significant portion of sales over the next several years as polysilicon and photovoltaic manufacturing continues to grow in that region. In addition, we expect that our customer mix will change as we broaden our product offering and expand our sales organization. We expect that revenue generated from the sale of our CVD reactors and related equipment will come from a new base of customers.

        Set forth below is a summary of our revenue by selected geographic regions for the periods indicated:

	Fiscal Year Ended
Geographic Region	March 28, 2009	March 31, 2008	March 31, 2007
China	$333,688	$211,230	$9,084
Korea	109,498	—	80
Other Asia	28,340	24,975	33,877
Europe (primarily Germany)	53,881	3,606	11,228
United States	8,156	3,480	5,850
Other	7,464	761	—

Total	$541,027	$244,052	$60,119

Sales, Marketing and Customer Support

  Overview

        We market our products principally through a direct sales force, as well as third-party sales representatives appointed to solicit orders and identify potential sales opportunities in markets where our business is less established. All sales are made directly by us to the customer and our sales representatives are not authorized to enter into sales contracts on our behalf. As of March 28, 2009, we had 13 sales professionals and 5 sales representatives covering multiple countries in Eastern and Western Europe, the Middle East and Asia. China is a key market for us and we have expanded our local sales and service capabilities there, including the opening of sales offices and a planned manufacturing and warehouse facility.

  Sales terms

        We have established standard terms and conditions of sale for our products, however sales contracts and prices can vary and are generally negotiated on a case-by-case basis. Customers are generally required to make a cash deposit typically varying from 20% to 40% of the purchase price when the order is placed. Customers occasionally require us to provide a standby letter of credit to secure the cash deposit. Customers are also generally required to either post a letter of credit or make advance payments at least equal to 90% of the value of the equipment being purchased prior to shipment. The balance, typically 10%, is paid upon customer acceptance of the products sold, which typically occurs within a two to three month period after shipping. Because of the longer production times associated with our CVD reactors, customers are also required to make a series of installment payments as production milestones are achieved in addition to the initial cash deposit. In the event market conditions deteriorate our existing terms and conditions may not be sustainable.

  Product warranty

        Our polysilicon products are generally sold with a standard warranty typically for a period not exceeding twenty-four months from delivery. Our photovoltaic products are generally sold with a standard warranty for technical defects for a period equal to the shorter of: (i) twelve months from the date of acceptance by the customer; or (ii) fifteen months from the date of shipment. The warranty is typically provided on a repair or replacement basis and includes both products we manufacture and products that we supply our customers from other manufacturers. Our warranty expenses were $2.3 million for the fiscal year ended March 28, 2009, $1.9 million for the fiscal year ended March 31, 2008 and $0.9 million for the fiscal year ended March 31, 2007.

  Customer support

        We have a team consisting of 15 dedicated customer service personnel. Prior to an order being placed, a customer service representative advises the customer with respect to its facilities requirements and undertakes modeling of expected operating costs. Following delivery, our engineers assist with installation and integration of equipment at the customer's facility and we, directly and through our sales representatives, provide continued after-sales support.

Competition

        Overview.    We compete on the basis of reputation, technology, delivery, service (both installation and aftermarket) and price. We compete with photovoltaic equipment manufacturers across all stages of the photovoltaic manufacturing process. However, in the market for integrated systems, a significant amount of the available photovoltaic technology that competes with our products has been developed by end-users for their own use, and is not marketed to third parties. A number of companies compete directly with us in respect of one or more product lines, but we are not aware of any competitor which offers competing products to ours across all of our product lines.

        Polysilicon equipment and services.    Our CVD reactor product faces both direct and indirect competition. CVD reactors have only recently become commercially available. As a result, there are limited new entrants to this market. The inclusion of technical know-how, training and support are also part of our product offering. With our reputation in the solar market and experienced personnel, we believe that we have a number of advantages over our competitors that only offer CVD reactors. Our principal competitors with respect to our polysilicon products are MSA Apparatus Construction for Chemical Equipment Ltd, Poly Plant Project, Inc. and Centrotherm Elektrische Anlagen GmbH & Co.

        Our CVD reactor product also faces indirect competition from established polysilicon producers. Traditional manufacturers such as Hemlock Semiconductor Corporation, Wacker Chemie AG, Tokuyama Corporation, MEMC Electronic Materials, Inc., Mitsubishi Electric Corporation and Sumitomo Electric Industries Ltd. produce polysilicon primarily for the semiconductor industry. Announcements have indicated that these major industry participants may be planning capacity expansions.

        Photovoltaic equipment and services.    We believe our DSS unit is a market leading product. Our competitors with respect to this product are ALD Vacuum Technologies AG, JYT Corporation, Ferrotec Corporation, PVA TePla AG, Centrotherm Elektrische Anlagen GmbH & Co. as well as a number of other furnace manufacturers.

        Our strength in DSS units positions us favorably in marketing our turnkey wafer line. However, a number of competitors offer turnkey solutions for cell lines (including Centrotherm Elektrische Anlagen GmbH & Co. KG and Roth & Rau) and module lines. Recent entrants, including semiconductor equipment manufacturers such as Applied Materials, Inc., represent new sources of competition as these equipment makers attempt to capitalize on the strong projected industry growth.

Competitive Advantages

        We believe that our competitive strengths include our:

        Leading market position in specialized furnaces essential for the production of multicrystalline solar wafers.    We believe our DSS units are the most widely used furnace for casting multicrystalline ingots in the solar industry. From October 2007 through September 2008, we delivered 610 DSS units with aggregate annual production capacity of 2,994 MW, which we believe represents over half of the total estimated multicrystalline wafer manufacturing capacity installed during 2008. Solar cells made using multicrystalline wafers represented approximately 46% of all solar cells produced in 2008 according to Solarbuzz.

        Recognized supplier to new entrants to the polysilicon industry.    In its "Green World" scenario, Solarbuzz estimates that from 2008 to 2013, at the low end of its forecasts and excluding emerging technologies, approximately 165,000 MT of polysilicon production capacity will be added by existing producers and new entrants. We believe that new entrants to the polysilicon industry will be responsible for a significant portion of the new capacity forecasted by Solarbuzz to be added and that they will include both chemical and solar companies. As one of a small number of companies providing CVD reactors commercially, we believe we are well positioned to supply a substantial portion of the equipment that we expect to be ordered by new entrants.

        Large installed base of photovoltaic equipment.    Since 2004 we have delivered over 1,000 DSS units. We believe our installed base of DSS units and other photovoltaic equipment promotes recurring sales of additional equipment because of the high costs associated with changing equipment suppliers. In addition, we believe our large and growing installed base will support higher sales of parts and service in the future.

        Established relationships with many of the world's leaders in the solar industry.    We have been providing manufacturing equipment to the solar industry for over 14 years and have established relationships with many of the world's leading polysilicon, solar wafer, cell and module manufacturers, including OCI Company, Ltd. (formerly DC Chemical Co. Ltd.), LDK Solar Co., Ltd., (LDK), SunTech Power, Ltd. Co., Baoding Tianwei Yingli New Energy Resources Co., Ltd. (Yingli), BP Solar International, Inc., Changzhou Trina Solar Energy Co., Ltd. (Trina) AG, Asia Silicon (Qinghai) Company Limited and Glory Silicon Energy Co. (Zhen Jiang), Ltd. We believe that we have developed a reputation for providing value-added process design expertise and high quality equipment. We believe our relationships and reputation in the marketplace will support continued growth in our business.

        Turnkey solutions capability.    We believe we are one of a small number of equipment providers that offer turnkey solutions for every process involved in manufacturing photovoltaic wafers, cells and modules. In providing turnkey solutions, we bundle equipment, including third-party equipment, with design and integration expertise. We believe certain customers prefer equipment providers that offer turnkey solutions because they benefit from proven process design, expertise integrating various types of equipment, the convenience of a single source relationship and the opportunity to leverage experience gained from a large number of projects. In addition, we believe turnkey solutions customers are more likely to purchase additional equipment from the incumbent provider because of the close relationship that is established during the installation process as well as the process changes and retraining that would be required to utilize a competitor's equipment.

        Established presence in China, a major growth market for solar manufacturing.    We have been doing business in China since 2002 and have designed the manufacturing process and supplied the equipment used by some of China's largest solar wafer and cell producers, including Yingli, Glory Silicon and LDK. Today, many of the world's leading solar companies are based in China, including 3 of the top 10 largest manufacturers of solar cells. According to Solarbuzz, companies based in China and Taiwan accounted for approximately 44% of the world's solar cell production in 2008, and we expect such percentage will increase for the foreseeable future. We believe that our established position with leading Chinese solar companies and our existing infrastructure in China will provide us with an advantage in winning future equipment orders in China.

        Outsourced manufacturing model.    Our manufacturing model is different from many equipment manufacturers. We outsource most of the components used in our photovoltaic equipment and our factory focuses on assembly operations and the production of proprietary components. All of the components of our polysilicon products are shipped directly from our vendors to the installation site. Our model results in a highly flexible cost structure, modest working capital and plant requirements and a relatively small number of manufacturing employees. In addition, we believe our model allows us to respond more quickly to increases in demand than many of our competitors because we do not need to add significant new facilities, equipment or personnel to increase our production. Our low fixed overhead also allows us to mitigate significant reductions in profit margins during periods of reduced demand.

        Experienced management team.    Many of our senior managers come from some of the world's largest solar equipment manufacturers and polysilicon producers, including BP Solar, Renewable Energy Corporation, MEMC Electronic Materials, Inc. and Schott Solar AG. Our management team has a broad range of experience, including research and development, manufacturing, engineering, operations, finance and sales in both private and public companies.

Research, Development and Engineering

        Our research and development activities are focused on advancing, developing and improving technologies for the markets we serve. As of March 28, 2009, we employed 52 engineering and research and development personnel at our facility in Merrimack, New Hampshire, and 22 at our facility in Missoula, Montana. We also have cooperative research and development agreements with certain universities, customers and suppliers. Our research and development expense was $18.3 million in the fiscal year ended March 28, 2009; $10.5 million in the fiscal year ended March 31, 2008 and $3.8 million in the fiscal year ended March 31, 2007.

Intellectual Property

        Our intellectual property strategy is focused on developing and protecting proprietary know-how and trade secrets, which are maintained through employee and third-party confidentiality agreements and physical security measures. We rely on intellectual property developed in-house as well as acquired and licensed technology for our solar and polysilicon products. We also license some of our intellectual property to our customers to the extent necessary for those customers to operate equipment purchased from us. We do not believe that these licenses will have any impact on our competitive position because the licenses are limited to those customers' use of our equipment.

        When we believe that the protection afforded justifies the required disclosure and cost, we seek patent protection in various jurisdictions. In the United States, we owned eleven issued patents in the photovoltaic and semiconductor fields and had nine patent applications pending as of March 28, 2009. We also held five patents and had fifteen patent applications pending in other jurisdictions as of that date. However, many of these patents and patent applications are not key to the technology currently used by us.

        We also have proprietary know-how and trade secrets in relation to DSS units and related products, including technology acquired from Crystal Systems, Inc. in February 2005 and used in our DSS unit. This technology comprises operating and design know-how used to monitor and adjust the production process.

        In March 2006, we entered into an agreement with Poly Engineering for the grant by Poly Engineering to us of a 99 year license to manufacture and commercialize a 36-rod Siemens process reactor and STC converter. The license gives us the right to manufacture and commercialize CVD reactors and converters based on Poly Engineering's design. Poly Engineering maintains the right to license its design to four other companies with which it had pre-existing relationships. In addition, we know of at least one other company that may share rights in some or all of the technology by virtue of its development of the technology for or with Poly Engineering. As CVD reactors built under license are complementary to the specifications of Poly Engineering's trichlorosilane based polysilicon production facility, we expect to benefit as a natural provider to those new entrants that also engage Poly Engineering in the design of their polysilicon production facility. The agreement is subject to termination for a material breach that is not cured within thirty days or upon the other party's bankruptcy or insolvency.

        Our key patents and key patent applications are:

  •
  a United States patent and patents in France, Germany, Italy and Norway, and a pending application in Japan, acquired from Deutsche Solar AG in May 2005, for a melting pot with silicon protective layers used in multicrystalline and ingot production. These patents and patent applications are subject to non-exclusive licenses to SolarWorld AG and REC Scanwafer. The United States patent is due to expire in 2018;

  •
  a United States patent application for increasing polysilicon deposition in a CVD reactor; and

  •
  a United States patent application, a Patent Cooperation Treaty application and a patent application in Taiwan for processing of fine silicon powder to produce bulk silicon.

        From time to time, we hire personnel who may have obligations to preserve the secrecy of confidential information and/or trade secrets of their former employers. Some former employers monitor compliance with these obligations. For example, a former employer of three of our current employees, one of whom is one of our executive officers, contacted us seeking assurance that its ex-employees were honoring their confidentiality obligations to the former employer. We provided such former employer with such assurance. Except as noted above, we have not been subject to any claims for infringement, misappropriation or other violation of intellectual property rights, for compensation by employee inventors or disputing ownership of our proprietary technologies.

Order Backlog

        Our order backlog is comprised of signed purchase orders or other written contractual commitments. The following table summarizes our backlog by product category.

	As of March 28, 2009		As of March 31, 2008
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$341	29%	$648	50%
Polysilicon business	836	71%	659	50%

Total	$1,177	100%	$1,307	100%

        Our order backlog as of March 28, 2009, included deferred revenue of $348.1 million, representing equipment that had been shipped to customers but not yet recognized as revenue. Cash received in deposits related to our order backlog were $222.7 million as of March 28, 2009, and substantially all of the contracts in our order backlog require the customer to either post a standby letter of credit in our favor or make advance payment prior to shipment of equipment.

        We generally expect to commence delivery of photovoltaic products once they have been added to our order backlog over a period ranging from three to nine months and the polysilicon products included in our order backlog over a period ranging from twelve to eighteen months, although portions of the related revenue are expected to be recognized over a longer period. Based upon the status of our contracts as of the date of this filing, we expect to convert approximately 40% of our order backlog to revenue by April 3, 2010. Order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and we have only recently begun to track our order backlog on a consistent basis as a performance measure. During the fiscal year ended March 28, 2009, some of our customers failed to make deposits when due under their contracts, and we terminated those contracts as a result of the customers' breach. As a result of these terminations and other contracts revisions, our order backlog was reduced by approximately $39 million during the fiscal year ended March 28, 2009. In addition, certain of our large customers have requested that we extend the delivery schedules under their contracts in our order backlog. We are currently in negotiations with these customers over their requests. Any contract modifications that we negotiate could include an extension of delivery dates. If we cannot come to an agreement with these customers, our order backlog could be reduced. Our contracts do not contain cancellation provisions and in the event of a contract breach, the customer may be liable for contractual damages. See "Item 1A—Risk

Factors—Risk Relating to Our Business Generally—Amounts included in our order backlog may not result in actual revenue or translate into profits."

        As of March 28, 2009, our order backlog consisted of 34 photovoltaic contracts, of which 19 contracts were for amounts in excess of $3 million and 11 polysilicon contracts, all of which were for amounts in excess of $3 million. Our order backlog as of March 28, 2009, included $726 million attributed to three customers each representing 10% or more our order backlog.

Employees

        As of March 28, 2009, we employed 332 full-time employee equivalents and contract personnel, consisting of 74 engineering and research and development employees; 20 customer service representatives; 15 executives; 13 sales and marketing employees; 72 finance, general and administrative employees; 131 manufacturing staff; and 7 information technology employees. As of March 28, 2009, 232 employees were located at our headquarters in New Hampshire, 61 employees were located at our Montana facility and 39 employees were located at our China facilities. None of our employees are currently represented by labor unions or covered by a collective bargaining agreement. We believe that relations with our employees are satisfactory.

Environmental Matters

        Our facility in Merrimack, New Hampshire is subject to an industrial user discharge permit governing the discharge of wastewater to the Merrimack sewer system. There are no further environmental related permits required by us that are material to our business. We are not aware of any environmental issues that would have a material adverse effect on our operations generally.

Available Information

        Our internet website address is http://www.gtsolar.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such materials are electronically filed, or furnished to, the Securities & Exchange Commission ("SEC"). These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

        The charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, as well as our Code of Conduct and Code of Ethics for Senior Financial Officers are available on our website at www.gtsolar.com under "Corporate Governance". These items are also available in print to any stockholder who requests them by calling (603) 883-5200. This information is also available by writing to us, attention: Corporate Secretary, at the address on the cover of this Annual Report on Form 10-K.

Item 1A.    Risk Factors

        You should carefully consider the risks described below and the other information in this report before deciding to invest in shares of our common stock. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and an investor in our common stock could lose all or part of their investment.

Risks Relating to Our Business Generally

         General economic conditions may have an adverse impact on demand for our products.

        The global economy has recently experienced a downturn. Demand for products requiring significant capital expenditures, such as our DSS units and CVD reactors, is affected by general economic conditions. The downturn in the global construction market has reduced demand for solar panels in new residential and commercial buildings, which in turn has reduced demand for our products that are used in the manufacture of photovoltaic wafers, cells and modules and polysilicon for the solar power industry. Uncertainty about economic conditions, negative financial news, tighter credit markets and declines in asset values has caused our customers to postpone making purchases of capital equipment. Increasing budgetary pressures could reduce or eliminate government subsidies and economic incentives for on-grid solar electricity applications. Some economists are predicting that the United States economy, and possibly the global economy, could be in a prolonged recession or even a depression. A prolonged downturn in the global economy could have a material adverse effect on our business in a number of ways, including decreased demand for our products, which would result in lower sales and reduced backlog.

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

        As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets has resulted in reduced funding worldwide and a higher level of uncertainty for solar cell module manufacturers. As a result, some of our customers have been delayed in securing or prevented from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products. We believe the reduced availability of funding for new manufacturing facilities and facility expansions, together with reduced demand for solar panels, has caused a decrease in orders for our products. We currently require most of our customers to prepay a portion of the purchase price of their orders. We use these customer deposits to prepay our suppliers to reduce the need to borrow to cover our cash needs for working capital. This practice may not be sustainable if the current market conditions continue.

        During the fiscal year ended March 28, 2009, some of our photovoltaic customers failed to make deposits when due under their contracts, and we terminated those contracts. As a result of these terminations and other contracts revisions, our order backlog was reduced by approximately $39 million during the fiscal year ended March 28, 2009. Certain of our large customers in our photovoltaic business have requested that we extend the delivery schedules under our contracts with them. We are currently in negotiations with these customers over their requests. Any contract modifications that we negotiate could include an extension of delivery dates, and could result in lower pricing or in a reduction in the number of units deliverable under the contract, thereby reducing our order backlog. Recently we have rescheduled and/or cancelled a significant portion of our commitments to our vendors to procure materials in our photovoltaic business to reflect our reduced production plan for fiscal year ending April 3, 2010 as compared to the fiscal year ended March 28, 2009. In the fiscal year ended March 28, 2009 we recognized losses of $11.3 million resulting from expected forfeitures of vendor advances and reserves against advances on inventory purchases with vendors that have become financially distressed. We may be required to reschedule and/or cancel additional commitments to vendors in the future.

        Certain of our customers in our polysilicon business have also requested that we extend the delivery schedules under their contracts in our order backlog. If there is a breach of a polysilicon contract, we may be required to cancel purchase orders with our vendors to procure materials associated with that contract and reimburse the vendor for costs incurred to the date of termination plus predetermined profits. In cases where we do not cancel the related purchase orders when a customer breaches, our purchase commitments would exceed our order backlog requirements and we may be unable to redeploy the undelivered equipment. A delay in deliveries would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize revenue on contracts in our order backlog. Additional contract breaches or cancellation of orders would prevent us from recognizing revenue on contracts in our order backlog.

        Such credit and financial market conditions may similarly affect our suppliers. We may lose advances we make to our suppliers in the event they become insolvent because our advances are not secured or backed by letters of credit. The inability of our suppliers to obtain credit to finance development and/or manufacture our products could result in delivery delays or prevent us from delivering our products to our customers. In addition, the volatility in the credit markets has severely diminished liquidity and capital availability. While the ultimate outcome of the disruptions in the credit markets cannot be predicted, they may result in events that could prevent us from borrowing money from our existing lenders under our senior credit facility. If the credit crisis continues, the senior credit facility may not continue to be available to us in accordance with terms of the agreement.

        We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, and any resulting effects or changes, including those described above, may have a material and adverse effect on our business, results of operations and financial condition.

         Amounts included in our order backlog may not result in actual revenue or translate into profits.

        As of March 28, 2009, our order backlog was approximately $1.2 billion. Although our order backlog is based on signed purchase orders or other written contractual commitments, we cannot guarantee that our order backlog will result in actual revenue in the originally anticipated period or at all. In addition, the contracts included in our order backlog may not generate margins equal to our historical operating results. We have only recently begun to track our order backlog on a consistent basis as a performance measure and, as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our backlog. Our customers may experience project delays or defaults on the terms of their contracts with us as a result of external market factors and economic or other factors beyond our control. During the fiscal year ended March 28, 2009, some of our customers failed to make deposits when due under their contracts, and we terminated those contracts as a result of the customers' breach. As a result of these terminations and other contract revisions, our order backlog was reduced by approximately $39 million during the fiscal year ended March 28, 2009. In addition, certain of our large customers have requested that we extend the delivery schedules under their contracts in our order backlog. We are currently in negotiations with these customers over their requests. Any contract modifications that we negotiate could likely include an extension of delivery dates, and could result in lower pricing or in a reduction in the number of units deliverable under the contract, thereby reducing our order backlog. If we cannot come to an agreement with these customers, it could result in a reduction of our order backlog. If our order backlog fails to result in revenue in a timely manner, or at all, we could experience a reduction in revenue, profitability and liquidity.

         We currently depend on a small number of customers in any given fiscal year for a substantial part of our sales and revenue.

        In each fiscal year, we depend on a small number of customers for a substantial part of our sales and revenue. For example, in the fiscal year ended March 28, 2009, four customer accounted for 62% of our revenue; in the fiscal year ended March 31, 2008, one customer accounted for 62% of our revenue and in the fiscal year ended March 31, 2007, three customers accounted for 70% of our revenue. In addition, as of March 28, 2009, we had a $1.2 billion order backlog, of which $726 million was attributable to three customers. As a result, the default in payment by any of our major customers, the loss of existing orders or lack of new orders in a specific financial period, or a change in the product acceptance schedule by such customers in a specific financial period, could significantly reduce our revenues and have a material adverse effect on our financial condition, results of operations, business and/or prospects. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. Furthermore, many of our customers are at an early stage and many are dependent on the equity capital markets to finance their purchase of our products. As a result, these customers could experience financial difficulties and become unable to fulfill their contracts with us. There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of those customers for us. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

         Our success depends on the sale of a limited number of products.

        A significant portion of our operating profits has historically been derived from sales of DSS units, with DSS sales accounting for 72% of our revenue in the fiscal year ended March 28, 2009, 79% of our revenue in the fiscal year ended March 31, 2008 and 85% of our revenue in the fiscal year ended March 31, 2007. There can be no assurance that DSS sales will increase beyond, or be maintained at, past levels. Factors affecting the level of future DSS sales include factors beyond our control, including, but not limited to, competing product offerings by other photovoltaic equipment manufacturers. There can be no assurance that we will be able to successfully diversify our product offering to include, for example, additional CVD reactors and converters, and thereby increase our revenue and/or maintain our profits in the event of a decline in DSS sales. If sales of DSS units decline for any reason, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

         We depend on a limited number of third party suppliers.

        We use component parts supplied by a small number of third party suppliers in our products and source most equipment used in our turnkey solutions from third party suppliers. Our supplier agreements are typically short-term in nature, which leaves us vulnerable to the risk that our suppliers may change the terms on which they have previously supplied products to us or cease supplying products to us at any time and for any reason. There is no guarantee that we will maintain relationships with our existing suppliers or develop new relationships with other suppliers. In addition, many of our suppliers are small companies that may cease operations for any reason, including financial viability reasons, and/or may be unable to meet increases in our demand for component parts and equipment, as we expand and grow our business. We are also dependent on our suppliers to maintain the quality of the components we use and the increased demands placed on these suppliers as we continue to grow may result in quality control problems. We may be unable to identify replacement or additional suppliers or qualify their products in a timely manner and on commercially reasonable terms. Component parts supplied by new suppliers may also be less suited to our products than the component parts supplied by our existing suppliers. Certain of the component parts used in our products have been developed, made or adapted specifically for us. Such parts are not generally available from many vendors and could be difficult to source elsewhere. As a result, there may be a significant time lag in securing an alternative source of supply.

        Our failure to obtain sufficient component parts and/or third party equipment that meet our requirements in a timely manner and on commercially reasonable terms could interrupt or impair our ability to fabricate our products and provide turnkey solutions, and may adversely impact our plans to expand and grow our business, as well as result in a loss of market share. Further, such failure may prevent us from delivering our products as required by the terms of our contracts with our customers, and may harm our reputation and result in breach of contract and other claims being brought against us by our customers. Any changes to our current supply arrangements, whether to the terms of supply from existing suppliers or a change in our suppliers, may also increase our costs.

        As a result of any of the foregoing factors, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

         We may face product liability claims and/or claims in relation to third party equipment.

        It is possible that our products could result in property damage and/or personal injury, whether by product malfunctions, defects, improper use or installation or other causes. We cannot predict whether or not product liability claims will be brought against us or the effect of any resulting negative publicity on our business, which may include loss of existing customers, failure to attract new customers and a decline in sales. The successful assertion of product liability claims against us could result in potentially significant monetary damages being payable by us, and we may not have adequate resources to satisfy any judgment against us. Furthermore, it may be difficult to determine whether any damage or injury was due to product malfunction or operator error. For example, two of our customers have experienced accidents at their respective facilities involving our DSS units, the most recent of which occurred in December 2006, and resulted in two deaths. To date, we have not received any product liability or other claims with respect to such accidents. The bringing of product liability claims against us, whether ultimately successful or not, could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

        We provide third party equipment in connection with both turnkey solutions and stand-alone sales. There can be no guarantee that such third party equipment will function in accordance with our intended or specified purpose or that the customer's personnel, in particular those who are inexperienced in the use of the specialized equipment sold by us, will be able to install and operate it, which may result in the return of products and/or claims by the customer against us. In the event of a claim against us, there is no guarantee that we will be able to recover all or any of our loss from the third party equipment provider. Any such claim, in particular in the case of a turnkey solution where the customer may return other equipment sold by us or cancel related orders, could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

         Our future success depends on our management team and on our ability to attract and retain key employees and to integrate new employees into our management team successfully.

        We are dependent on the services of our management team. Although certain of these individuals are subject to service agreements with us, any and all of them may choose to terminate their employment with us on thirty or fewer days' notice. The loss of any member of the management team could have a material adverse effect on our financial condition, results of operations, business and/or prospects. There is a risk that we will not be able to retain or replace these or other key employees. Integrating new employees into our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and ultimately prove unsuccessful. This may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

         We may be unable to attract, train and retain technical personnel.

        Our future success depends, to a significant extent, on our ability to continue to develop and improve our technology and to attract, train and retain experienced and knowledgeable technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the polysilicon and/or solar products industries, is vital to our success. There is substantial competition for qualified technical personnel, and qualified personnel are currently, and for the foreseeable future are likely to remain, a limited resource. Locating candidates with the appropriate qualifications, particularly for our New Hampshire and Montana locations, can be costly, time-consuming and difficult. There can be no assurance that we will be able to attract new, or retain existing, technical personnel. We may need to provide higher compensation or increased training to our personnel than currently anticipated. If we are unable to attract and retain qualified personnel, or must change the terms on which our personnel are employed, our financial condition, results of operations, business and/or prospects may be materially adversely affected.

         We may be unable to protect our intellectual property adequately and may face litigation to protect our intellectual property rights.

        Our ability to compete effectively against other solar equipment manufacturers will depend, in part, on our ability to protect our current and future proprietary technologies, product designs, business methods and manufacturing processes under relevant intellectual property laws, combined in some circumstances with protecting our patent, trademark and copyright rights and rights under trade secrecy and unfair competition laws. Third parties may infringe, misappropriate or otherwise violate our proprietary technologies, product designs, manufacturing processes and our intellectual property rights therein, which could have a material adverse effect on our financial condition, results of operations, business and/or prospects. Litigation to prevent, or seek compensation for, such infringement, misappropriation or other violation may be costly and may divert management attention and other resources away from our business without any guarantee of success.

        We rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. This includes both proprietary information of ours and proprietary information licensed from third parties. While we generally enter into confidentiality and non-disclosure agreements with our employees and third parties to protect our intellectual property and that of our licensors, such confidentiality and non-disclosure agreements could be breached and are limited, in some instances, in duration, and may not provide meaningful protection for the trade secrets or proprietary manufacturing expertise that we hold or that is licensed to us. We have had in the past and may continue to have certain of our employees terminate their employment with us to work for one of our customers or competitors. Adequate or timely remedies may not be available in the event of misappropriation, unauthorized use or disclosure of our manufacturing expertise, technological innovations and trade secrets. In addition, others may obtain knowledge of our manufacturing expertise, technological innovations and trade secrets through independent development or other legal means and, in such cases, we could not assert any trade secret rights against such a party.

        As of March 28, 2009, we had 11 U.S. patents, 9 pending U.S. patent applications, 5 foreign patents and 15 pending foreign patent applications. To the extent that we rely on patent protection, our patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could develop similar or more advantageous technologies or design around our patents. In addition, patents are of limited duration. Any issued patents may also be challenged, invalidated or declared unenforceable. If our patents are challenged, invalidated or declared unenforceable, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. Further, we may not have, or be able to obtain, effective patent protection in all of our key sales territories. Our patent applications may not result in issued patents and, even if they do result in issued patents, the patents may not include rights of the scope that we seek. The patent position of technology-oriented companies, including ours, is uncertain and involves complex legal and factual considerations. Accordingly, we do not know what degree of protection we will obtain from our proprietary rights or the breadth of the claims allowed in patents issued to us or to others. Further, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important to our business.

        Certain of the intellectual property used by us are used under license from third parties. In the event that we were to breach the terms of such license agreements, we could lose our ability to use the relevant intellectual property, which could have a material adverse effect on us and our ability to operate.

         The international nature of our business subjects it to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

        A substantial majority of our marketing and distribution takes place outside the United States, and a substantial percentage of our sales are to customers outside the United States. In the fiscal year ended March 28, 2009, we derived 87% of our revenue from sales to customers in Asia. We also have contracts with customers in Europe and expect to recognize revenue from sales to customers in Europe in the future. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States. Risks inherent to maintaining international operations, include, but are not limited to, the following:

  •
  withholding taxes or other taxes on our foreign income, tariffs or other restrictions on foreign trade and investment, including currency exchange controls imposed by or in other countries;

  •
  the inability to obtain, maintain or enforce intellectual property rights in other jurisdictions, at a reasonable cost or at all;

  •
  difficulty with staffing and labor force and managing widespread operations;

  •
  trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make our product offering less competitive in some countries; and

  •
  our establishing ourselves and becoming tax resident in foreign jurisdictions.

        Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed under differing legal, regulatory, economic, social and political conditions. There can be no assurance that we will be able to develop, implement and maintain policies and strategies that will be effective in each location where we do business. As a result of any of the foregoing factors, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

         We are subject to the legal systems of the countries in which we offer and sell our products.

        We offer and sell our products internationally, including in some emerging markets. As a result, we are and/or may become subject to the laws, regulations and legal systems of the various jurisdictions in which we carry on business and/or in which our customers or suppliers are located. Among the laws and regulations applicable to our business are health and safety and environmental regulations, which vary from country to country and from time to time. We must therefore design our products and ensure their manufacture so as to comply with all applicable standards. Compliance with legal and regulatory requirements, including any change in existing legal and regulatory requirements, may cause us to incur costs and may be difficult, impractical or impossible. Accordingly, foreign laws and regulations which are applicable to us may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

        As a result of the procedural requirements or laws of the foreign jurisdictions in which we carry on business and/or in which our customers or suppliers are located, we may experience difficulty in enforcing supplier or customer agreements or certain provisions thereof, including, for example, the limitations on the product warranty we typically provide to our customers. In some jurisdictions, enforcement of our rights may not be commercially practical in light of the duration, cost and unpredictability of such jurisdiction's legal system. Any inability by us to enforce, or any difficulties experienced by us in enforcing, our contractual rights in foreign jurisdictions may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

         We face particular commercial, jurisdictional and legal risks associated with our business in China.

        We have had significant sales in China. For example, in the fiscal year ended March 28, 2009, Chinese companies accounted for 62% of our revenue. Further, we have recently opened facilities in China. Accordingly, our financial condition, results of operations, business and/or prospects could be materially adversely affected by economic, political and legal conditions and/or developments in China.

        Examples of economic and political developments that could adversely affect us include government control over capital investments or changes in tax regulations that are applicable to us. In addition, a substantial portion of the productive assets in China remain government owned. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditures by solar product manufacturers, which in turn could reduce demand for our products. Additionally, China has historically adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in China or otherwise place them at a competitive disadvantage in relation to domestic companies. Any adverse change in economic conditions or government policies in China could have a material adverse effect on our overall economic growth and therefore have an adverse effect on our financial condition, results of operations, business and/or prospects.

        We also face risks associated with Chinese laws and the Chinese legal system. China's legal system is rapidly evolving and, as a result, the interpretation and enforcement of many laws, regulations and rules are not always uniform and legal proceedings in China often involve uncertainties. The legal protections available to us may therefore be uncertain and may be limited. Enforcement of Chinese intellectual property related laws has historically been weak, primarily because of ambiguities in Chinese laws and difficulties in enforcement. Accordingly, the intellectual property rights and confidentiality protections available to us in China may not be as effective as in the United States or other countries. In addition, any litigation brought by or against us in China may be protracted and may result in substantial costs and diversion of resources and management attention and the anticipated outcome would be highly uncertain. As a result of the foregoing factors, our financial condition, results of operations, business and/or prospects may be materially adversely affected.

         We may face claims in relation to the infringement, misappropriation, or other violation of proprietary manufacturing expertise, technological innovation, and other intellectual property rights.

        We face potential claims by third parties of infringement, misappropriation, or other violation of such third parties' intellectual property rights. From time to time we have received and may in the future receive notices or inquiries from other companies regarding our services or products suggesting that we may be infringing their patents or misappropriating their intellectual property rights. Such notices or inquiries may, among other things, threaten litigation against us. In some instances these notices or inquiries may be sent by patent holding companies who have no relevant product line and against whom our patents may therefore provide little or no deterrence. Furthermore, the issuance of a patent does not guarantee that we have the right to practice the patented invention. Third parties may have blocking patents that could be used to prevent us from marketing our own patented product and practicing our own patented technology. In addition, third parties could allege that our products and processes make use of their unpatented proprietary manufacturing expertise and/or trade secrets, whether in breach of confidentiality and non-disclosure agreements or otherwise. If an action for infringement, misappropriation, or other violation of third party rights were successfully brought against us, we may be required to cease our activities on an interim or permanent basis and could be ordered to pay compensation, which could have a material adverse effect on our financial condition, results of operations, business and/or prospects. Additionally, if we are found to have willfully infringed certain intellectual property rights of another party, we may be subject to treble damages and/or be required to pay the other party's attorney's fees. Alternatively, we may need to seek to obtain a license of the third party's intellectual property rights or trade secrets, which may not be available, whether on reasonable terms or at all. In addition, any litigation required to defend such claims brought by third parties may be costly and may divert management attention and other resources away from our business, without any guarantee of success. Moreover, we may also not have adequate resources to devote to our business in the event of a successful claim against us.

        From time to time, we hire personnel who may have obligations to preserve the secrecy of confidential information and/or trade secrets of their former employers. Some former employers monitor compliance with these obligations. For example, a former employer of three of our current employees, one of whom is one of our executive officers, contacted us seeking assurance that its ex-employees were honoring their confidentiality obligations to the former employer. We also received a similar inquiry from the former employers of two other employees. In both instances, we believe that we have provided such former employers with such assurance. While we have policies and procedures in place to guard against the risk of breach by our employees of confidentiality obligations to their former employers, there can be no assurance that a former employer of one or more of our employees will not allege a breach and seek compensation for alleged damages. If such a former employer were to successfully bring such a claim, our know-how and/or skills base could be restricted and our ability to produce certain products and/or to continue certain business activities could be affected, to the detriment of our financial condition, results of operations, business and/or prospects.

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

         Our new credit facilities contain covenants that impose significant restrictions on us.

        We have recently entered into a senior credit facility and a cash-collateralized letter of credit facility, in each case, with a syndicate of financial institutions. We have the capacity to incur substantial indebtedness under the senior credit facility. Furthermore, the credit agreements that we enter into with respect to these facilities contain covenants that restrict our and our subsidiaries' ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, engage in business combinations and undertake various other corporate activities. These covenants require us also to maintain certain specified financial ratios, including those relating to net leverage and fixed charge coverage.

        Our failure to comply with any of the covenants set forth in the final credit agreements could result in the acceleration of our outstanding indebtedness, if any, under these facilities. If such acceleration occurs, we would be required to repay our indebtedness, and we may not have the ability to do so or the ability to refinance our indebtedness. Even if new financing is made available to us, it may not be available on acceptable or reasonable terms. An acceleration of our indebtedness could impair our ability to operate as a going concern.

         We may face significant warranty claims.

        Our DSS products are generally sold with a standard warranty for technical defects for a period equal to the shorter of: (i) twelve months from the date of acceptance by the customer; or (ii) fifteen months from the date of shipment. We provide longer warranty coverage in our polysilicon business, typically covering a period not exceeding twenty-four months from delivery. The warranty is typically provided on a repair or replace basis, and is not limited to products or parts manufactured by us. As a result, we bear the risk of warranty claims on all products we supply, including equipment and component parts manufactured by third parties. Our warranty expenses were approximately $2.3 million for the fiscal year ended March 28, 2009, $1.9 million for the fiscal year ended March 31, 2008 and $0.9 million for the fiscal year ended March 31, 2007. There can be no assurance that we will be successful in claiming under any warranty or indemnity provided to us by our suppliers in the event of a successful warranty claim against us by a customer or that any recovery from such supplier would be adequate. There is a risk that warranty claims made against us could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

         Exchange rate fluctuations may make our products less attractive to non-U.S. customers and otherwise have a negative impact on our operating results.

        Our reporting currency is the U.S. dollar and almost all of our contracts are denominated in U.S. dollars. However, approximately 98%, 99% and 90% of our revenue was generated from sales to customers located outside the United States in the fiscal years ended March 28, 2009, March 31, 2008 and March 31, 2007 respectively, and we expect that a large percentage of our future revenue will continue to be derived from sales to customers located outside the United States. Changes in exchange rates between foreign currencies and the U.S. dollar could make our products less attractive to non-U.S. customers and therefore decrease our sales and gross margins. In addition, we incur costs in the local currency of the countries outside the United States in which we operate and as a result are subject to currency translation risk. Exchange rates between a number of foreign currencies and the U.S. dollar have fluctuated significantly over the last few years and future exchange rate fluctuations may occur. Currently, our largest foreign currency exposure is the Euro, primarily from purchases of equipment from vendors located in Europe. We enter into forward foreign exchange rate contracts to hedge portions of these purchases. Our hedging activities may not be successful in reducing our exposure to foreign exchange rate fluctuations. Future exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

         An increase in interest rates or the reduced availability of financing could reduce the demand for our products.

        Our customers may use debt or equity financing to purchase our products and otherwise run their businesses. As a result, an increase in interest rates or the reduced availability of financing in any of the markets in which our customers operate, including Europe, Asia and the United States, could make it difficult for existing and potential customers to secure the financing necessary to purchase our products. In addition, end users of photovoltaic products may depend on debt financing to fund the initial capital expenditures required to purchase and install photovoltaic applications. As a result, an increase in interest rates or the reduced availability of financing could make it difficult for end-users to secure necessary financing on favorable terms, or at all and therefore could reduce demand for photovoltaic products. Any such decrease in demand for photovoltaic products could, in turn, result in decreased demand for our products, which are used in the manufacture of photovoltaic products. Thus, an increase in interest rates or the reduced availability of financing could lower demand for our products, reduce our revenues and have a material adverse effect on our financial condition, results of operations, business and/or prospects.

         We are subject to securities class action lawsuits that could adversely affect our business. This litigation, and potential similar or related litigation, could result in substantial damages and may divert management's time and attention from our business.

        Beginning on August 1, 2008, a series of putative securities class action lawsuits were commenced in both the United States District Court for the District of New Hampshire, which has been consolidated in a single action under the caption Braun et al. v. GT Solar International, Inc., et al., as well as New Hampshire state court in the Superior Court for Hillsborough County, Southern District, under the caption Hamel v. GT Solar International, Inc., et al., alleging that we, certain of our officers and directors, the underwriters in our July 2008 initial public offering and others, including certain of our investors, violated various sections of the Securities Act. A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire state court on January 14, 2009 (the "derivative action"). The derivative complaint is asserted nominally on behalf of the Company against certain of the Company's directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the same purported misconduct alleged in the federal action. The complaints, among other things, allege that the registration statement for our July 2008 initial public offering contained material misstatements and omissions regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including DSS furnaces. The lawsuits seek, among other things, unspecified compensatory damages plus rescission, interest, attorneys' fees and costs. All of the federal lawsuits have been consolidated. See "Item 3—Legal Proceedings."

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

         If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

        Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. We will be required to comply with the requirements of Section 404 in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to implement requirements relating to internal controls and all other aspects of Section 404 by this deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or NASDAQ. Any such action could adversely affect our financial results or investors' confidence in us and could cause our stock price to fall. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC and NASDAQ. If we fail to develop and maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner, subjecting us to sanctions and harm to our reputation.

Risks Relating to Our Polysilicon Business

         Our CVD reactor is a new product from which we have only recently begun to recognize revenue.

        We believe that our CVD reactor will account for a significant portion of our future revenue. The first of our CVD reactors were delivered to a customer in August 2007, but pre-established reactor output performance criteria were not met until fiscal year ended March 28, 2009. Although the required output performance criteria were met with respect to the aforementioned customers, no assurance can be given that we will succeed in meeting the output performance measures in the future. Pre-established reactor performance criteria for our 48-rod reactor have not yet been met. If we fail to perform our obligations in respect of the CVD reactor orders we have received, such orders may be terminated and/or we may be required to pay damages or refund all or a portion of the purchase price. Failure to successfully develop our polysilicon products and/or to perform our obligations in respect of orders for CVD reactors could have a material adverse effect on our financial conditions, results of operations, business and/or prospects.

         We license and do not own the technology underlying our new CVD reactor and STC converter products.

        The technology underlying our new CVD reactor and STC converter products is not owned by us, but is licensed under a ninety-nine year license agreement that could be terminated in the event of a material breach by us of such agreement that remains uncured for more than thirty days, or upon our bankruptcy or insolvency. Any termination of our rights to use the technology underlying our new CVD reactor and STC converter products would have a material adverse effect on our ability to offer our polysilicon products and therefore on our financial condition, results of operations, business and/or prospects. See "Business—Intellectual Property" for further details on the agreement pursuant to which we have licensed the CVD reactor and STC converter technology.

         Revenue recognition on sales of our new CVD reactor and STC converter products may be affected by a number of factors, some of which are outside our control.

        Revenue from sales of our reactors and converters is presently recognized by us only upon customer acceptance in accordance with our revenue recognition policy. The timing of customer acceptance depends on many factors, some of which are outside our control. Acceptance of our polysilicon products does not occur until after they have been received by the customer, are operational and have performed satisfactorily in agreed upon tests. Due to the complexity of integrating the reactors into the customers' plants, it is possible that there may be significant delay between our shipping the reactors and the reactors becoming operational and capable of being tested. There is therefore a risk that we may be unable to recognize revenue on our existing orders in our backlog for polysilicon products in a timely manner or at all, even if we fully perform our obligations in respect of such orders in a timely manner. Delay in customer acceptance of such orders could adversely affect further demand for our reactors and STC converters, and may adversely affect our financial condition, results of operations, business and/or prospects.

        As a new product, our CVD reactor and STC converter are currently not classified as established products under our revenue recognition policies. New products are not classified as established products until post-delivery acceptance and installation have been determined to be routine as a result of: (i) the acceptance process and criteria largely mirroring pre-shipment testing and checks; and (ii) a history of achieving pre-determined installation cost targets for such products.

        Our quarterly operating results may fluctuate significantly in the future as a result of our polysilicon products being considered new products under our revenue recognition policy and the significant size of our individual contracts for polysilicon products.

         The market for polysilicon has been cyclical, resulting in periods of insufficient or excess production capacity and could result in variation in demand for our products.

        The market for polysilicon has been cyclical. In recent years, there was a shortage of polysilicon due to production capacity that was insufficient to meet demand. Recently, polysilicon supply has increased due to an increase in polysilicon production capacity as a result of new entrants to the polysilicon production industry. Polysilicon supply has also increased due to a slowdown in the solar panel market and in the semiconductor device market. An excess in production capacity for polysilicon could adversely affect demand for our CVD reactors and STC converters. A lack of demand for our CVD reactor and STC converter products could have a material adverse effect on our financial condition, results of operations, business and/or prospects. Conversely, if there are shortages of polysilicon in the future, the photovoltaic industry may be unable to continue to grow and/or may decline, and, as a result, demand for our solar products may decrease or may be eliminated.

         Our polysilicon business faces direct and indirect competition.

        We are not the only potential provider of polysilicon production equipment to the market. Further, the technology underlying our CVD reactor product is not the only known technology for producing polysilicon. Our CVD reactor is based on the Siemens process, which is a method whereby silicon depositions from silane or trichlorosilane, or TCS, gas are grown on heated rods inside a cooled bell jar. An alternative polysilicon production method is the fluidized bed reactor, or FBR, process, in which polysilicon is grown from hot polysilicon granules suspended in an upward flow of silane or TCS gas inside a specially designed chamber. The FBR process has certain advantages over the Siemens process, including allowing for the continuous production and extraction of polysilicon, consuming less energy and being less labor intensive. There can be no assurance that the FBR process or other polysilicon growth technologies will not supersede the Siemens process as the most commonly used method of polysilicon production. If other technologies for producing polysilicon become more widely used or more widely available, demand for our CVD reactor product, and thus our financial condition, results of operations, business and/or prospects, may be adversely affected.

        Existing direct competitors of our polysilicon business include two German companies and one United States company that we believe have recently entered into several contracts to deliver CVD reactors, based upon what we believe is an existing proven Siemens process reactor design. There can be no assurance that our polysilicon business will compete successfully with these companies. Other existing direct competitors of our polysilicon business include a Russian company and a Chinese company. Although we believe our CVD reactor product to be distinct from the competing products offered by this Russian company and this Chinese company, there can be no assurance that our CVD reactor product will compete successfully with their products. If we are unable to compete successfully with these other products, it may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

        Polysilicon producers currently compete indirectly with our polysilicon business, as demand for our CVD reactor and converter products is likely to be adversely affected by increases in polysilicon supply. Announcements have indicated that major polysilicon producers, including Renewable Energy Corporation ASA, Hemlock Semiconductor Corporation, Wacker Chemie AG, MEMC Electronic Materials, Inc., Mitsubishi Electric Corporation, Sumitomo Electric Industries Ltd. and Tokuyama Corporation, may be planning increases in their polysilicon production capacity.

        Our polysilicon business may also face competition from competitors of which we are not currently aware or which enter into competition with our polysilicon business in the future. Potential competitors may have substantially greater financial, technical, manufacturing and other resources than us. Therefore, other manufacturers may have a competitive advantage because they can realize economies of scale, synergies and purchase certain raw materials and key components at lower prices. Our potential competitors may also have greater brand name recognition, more established distribution networks and larger customer bases, and may be able to devote more resources to the research, development, promotion and sale of their products or to respond more quickly to evolving industry standards and changes in market conditions. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

         We rely upon a limited number of suppliers of key components and manufacturers for our polysilicon products.

        We use specialist manufacturers to provide vessels and power supplies which are essential to the manufacture and operation of our polysilicon products. Although we currently use five vessel manufacturers and two power supply manufacturers, there can be no assurance that we will be successful in maintaining relationships with any supplier, or that any suppliers will perform as we expect. Our failure to obtain components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture CVD reactors and/or STC converters, and/or increase our costs. In particular, there is a risk that manufacturers being used by us for the CVD reactors may not be able to deliver our products to us in a sufficiently timely manner to enable us to fulfill our obligations to the customer. As a result, we may face breach of contract claims and our reputation may be harmed, which could interrupt or impair our ability to conduct and/or expand our polysilicon business and thereby have a material adverse effect on our financial condition, results of operations, business and/or prospects.

Risks Relating to the Photovoltaic Industry

         We face competition from other manufacturers of equipment for photovoltaic products.

        The solar energy industry and wider renewable energy industry are both highly competitive and continually evolving as participants strive to distinguish themselves within their niche markets and compete with the larger electric power industry. In addition to solar equipment manufacturers, we face competition from companies producing and/or developing other photovoltaic technologies. Many of these competitors have, and future competitors may also have, substantially greater financial, technical, manufacturing and other resources than we do. These resources may provide these other manufacturers with a competitive advantage because they can realize economies of scale, synergies and purchase certain raw materials and key components at lower prices. Current and potential competitors of ours may also have greater brand name recognition, more established distribution networks and larger customer bases, and may be able to devote more resources to the research, development, promotion and sale of their products or to respond more quickly to evolving industry standards and changes in market conditions. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

         Government subsidies and economic incentives for on-grid solar electricity applications could be reduced or eliminated.

        Demand for photovoltaic equipment, including on-grid applications, has historically been dependent in part on the availability and size of government subsidies and economic incentives. Currently, the cost of solar electricity substantially exceeds the retail price of electricity in most major markets in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, South Korea, Japan, China and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and/or manufacturers of photovoltaic products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives are due to expire in time, phase out over time, cease upon exhaustion of the allocated funding and/or are subject to cancellation or non-renewal by the applicable authority. For example, in Germany, which historically has been a major market for photovoltaic products, subsidies decline at a rate of between 5% and 6.5% per year, based on the type and size of the photovoltaic system, and discussions are currently underway concerning potential amendments to Germany's Renewable Energy Act, or EEG, which may include the reduction or elimination of subsidies there under. In Spain, which has also been a major market for photovoltaic products, the government has recently reduced subsidies from 2,400 MW per year to 500 MW of solar projects for 2009.

        Further, any government subsidies and economic incentives could be reduced or eliminated altogether at any time and for any reason. Relevant statutes or regulations may be found to be anti-competitive, unconstitutional or may be amended or discontinued for other reasons. For example, the predecessor to the EEG was challenged in Germany on constitutional grounds and in the European Court of Justice as impermissible state aid. Although such challenge was unsuccessful, new proceedings challenging the EEG or comparable minimum price regulations in other countries in which we conduct our business may be initiated. Amendments to the EEG are currently being discussed and there can be no assurance that subsidies and economic incentives under the EEG or other similar legislation in other countries will not be reduced or eliminated.

        The reduction, expiration or elimination of relevant government subsidies or other economic incentives may result in the diminished competitiveness of solar energy relative to conventional and other renewable sources of energy, and adversely affect demand for photovoltaic equipment or result in increased price competition, all of which could cause our sales and revenue to decline and have a material adverse effect on our financial condition, results of operations, business and/or prospects.

         Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of photovoltaic products.

        The market for electricity generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are currently being modified and may be modified again in the future. These regulations and policies could deter end-user purchases of photovoltaic products and investment in the research and development of photovoltaic technology. For example, without a mandated regulatory exception for photovoltaic systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to end-users of photovoltaic systems and make such systems less attractive to potential customers, which may have a material adverse effect on demand for our products and our financial condition, results of operations, business and/or prospects.

         The photovoltaic industry may not be able to compete successfully with conventional power generation or other sources of renewable energy.

        Although the photovoltaic industry has experienced substantial growth over the last five years, it still comprises a relatively small component of the total power generation market and competes with other sources of renewable energy, as well as conventional power generation. Many factors may affect the viability of widespread adoption of photovoltaic technology and thus demand for solar wafer manufacturing equipment, including the following:

  •
  cost-effectiveness of solar energy compared to conventional power generation and other renewable energy sources;

  •
  performance and reliability of solar modules compared to conventional power generation and other renewable energy sources and products;

  •
  availability and size of government subsidies and incentives to support the development of the solar energy industry;

  •
  success of other renewable energy generation technologies such as hydroelectric, wind, geothermal and biomass; and

  •
  fluctuations in economic and market conditions that affect the viability of conventional power generation and other renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels.

        As a result of any of the foregoing factors, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

         Technological changes in the photovoltaic industry could render existing products and technologies uncompetitive or obsolete.

        The photovoltaic industry is rapidly evolving and is highly competitive. Technological advances may result in lower manufacturing costs for photovoltaic products and/or photovoltaic product manufacturing equipment, and may render existing photovoltaic products and/or photovoltaic product manufacturing equipment obsolete. We will therefore need to keep pace with technological advances in the industry, including committing resources to ongoing research and development, acquiring new technologies, continually improving our existing products and continually expanding and/or updating our product offering, in order to compete effectively in the future. Our failure to further refine our technology and/or develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could adversely affect demand for our products, and our financial condition, results of operations, business and/or prospects.

Risks Relating to Our Common Stock

         The owners of our major stockholder, GFI and Oaktree, continue to have significant influence over all matters submitted to a stockholder vote, which limit the ability of other shareholders to influence corporate activities and may adversely affect the market price of our common stock.

        Upon completion of the initial public offering, GT Solar Holdings, LLC continues to own or control common stock representing, in the aggregate, a 78.3% voting interest in us. Investment funds managed by GFI and Oaktree are the managing members and principal shareholders of GT Solar Holdings, LLC. As a result, GFI and Oaktree have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our certificate of incorporation and by-laws and approval of significant corporate transactions. GFI and Oaktree can also take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. Moreover, this concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders and the trading price of shares of our common stock could be adversely affected.

         Conflicts of interest may arise because some of our directors are principals of our principal stockholder.

        Two partners of GFI serve on our eight-member board of directors. GFI and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of GFI and the interests of our other stockholders arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director's or officer's relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, (2) the material facts relating to the director's or officer's relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction or (3) the transaction is otherwise fair to us.

         GFI and its affiliates and investment funds do not have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do.

        Under our certificate of incorporation, none of GFI or its affiliates and investment funds (together a "GFI Entity"), nor any director, officer, stockholder, member, manager and/or employee of a GFI Entity, has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any GFI Entity acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and the GFI Entity will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for itself or direct such opportunity to another person. In addition, GFI's representatives will not be required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as a director of ours.

         Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

        Future sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In addition, future equity financings could also result in dilution to our stockholders and new securities could have rights, preferences and privileges that are senior to those of the shares offered hereby. As of March 28, 2009, we had 143.0 million shares of common stock outstanding of which approximately 78.3% are owned by GT Solar Holdings, LLC, which is controlled by investment funds affiliated with GFI and Oaktree, which have demand registration rights with respect to shares held indirectly by them. If this right is exercised and a large number of shares are sold, these holders could cause the price of our common stock to decline. Moreover, approximately 7.1 million additional shares of our common stock were issuable upon the exercise of outstanding vested and unvested options and upon vesting of restricted stock units. In the event that any outstanding options are exercised, existing shareholders would suffer immediate and substantial dilution of their investment.

         Our certificate of incorporation and by-laws contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

        Some provisions of our certificate of incorporation and by-laws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders may receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

  •
  the removal of directors only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote;

  •
  any vacancy on our board of directors, however occurring, including a vacancy resulting from an enlargement of the board, may only be filled by vote of the directors then in office;

  •
  inability of stockholders to call special meetings of stockholders or take action by written consent;

  •
  advance notice requirements for board nominations and proposing matters to be acted on by stockholders at stockholder meetings; and

  •
  authorization of the issuance of "blank check" preferred stock without the need for action by stockholders.

         Our common stock has only been publicly traded since July 24, 2008, and we expect that the price of our common stock may fluctuate substantially.

        There has been a public market for our common stock prior only since July 24, 2008. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

  •
  actual or anticipated variations in quarterly operating results;

  •
  changes in financial estimates by us or by any securities analysts who may cover our stock or our failure to meet the estimates made by securities analysts;

  •
  changes in the market valuations of other companies operating in our industry;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

  •
  changes in governmental policies with respect to energy;

  •
  additions or departures of key personnel; and

  •
  sales of our common stock, including sales of our common stock by our directors and officers or by our principal stockholders.

         Our quarterly operating results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

        Our quarterly operating results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future. Future quarterly fluctuations may result from a number of factors, including:

  •
  the size of new contracts and when we are able to recognize the related revenue, especially with respect to our new polysilicon products;

  •
  requests for delays in deliveries by our customers;

  •
  delays in customer acceptances of our products;

  •
  delays in deliveries from our vendors;

  •
  our rate of progress in the fulfillment of our obligations under our contracts;

  •
  the degree of market acceptance of our products and service offerings;

  •
  the mix of products and services sold;

  •
  budgeting cycles of our customers;

  •
  product lifecycles;

  •
  changes in demand for our products and services;

  •
  the level and timing of expenses for product development and sales, general and administrative expenses;

  •
  competition by existing and emerging competitors in the photovoltaic industry;

  •
  our success in developing and selling new products and services, controlling costs, attracting and retaining qualified personnel and expanding our sales force;

  •
  changes in our strategy;

  •
  foreign exchange fluctuations; and

  •
  general economic conditions.

        Based on these factors, we believe our future operating results will vary significantly from quarter-to-quarter and year-to-year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be.

         We currently do not intend to pay dividends on our common stock and as a result, the only opportunity to achieve a return on an investment in our common stock is if the price appreciates.

        On June 30, 2008 we declared a dividend in the aggregate amount of $90.0 million that was paid to the then existing stockholders, including GT Solar Holdings, LLC. We paid that dividend on August 1, 2008. We currently do not expect to declare or pay dividends on our common stock in the foreseeable future. As a result, the only opportunity to achieve a return on an investment in our common stock will be if the market price of our common stock appreciates and the shares are sold at a profit. We cannot assure our investors that the market price for our common stock will ever exceed the price that was paid.

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

        Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" in this annual report on Form 10-K could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters and principal manufacturing facility are located in Merrimack, New Hampshire. We own the facility, which had approximately 56,000 square feet when it was initially completed in October 2002. In the third quarter of our fiscal year ended March 28, 2009 we completed an expansion that added approximately 50,000 square feet to the facility. The facility includes an advanced manufacturing center, as well as administrative, product development, sales, marketing and customer service facilities. Our manufacturing facility is equipped with advanced CAD software, computers and plotters for mechanical and electrical designs. We also own several additional acres of undeveloped land connected to our Merrimack facility, which could be used to accommodate future growth. In addition to increasing the size of our principal manufacturing facility, we believe we can expand our production capacity by way of additional shifts, further outsourcing agreements and the transfer of DSS and other product assembly and testing to the customer site.

        In addition to our Merrimack, New Hampshire property, we conduct our operations through eleven leased facilities. Certain information regarding our leased facilities is set forth below:

Location	Approximate Size	Expiration Date	Principal Function
Missoula, Montana	6,000 sq. ft.	December 2009	Office facilities
Missoula, Montana	6,800 sq. ft.	December 2009	Office facilities
Missoula, Montana	6,180 sq. ft.	December 2009	Manufacturing, warehousing
Missoula, Montana	3,090 sq. ft.	April 2010	Manufacturing, testing and research
Missoula, Montana	3,090 sq. ft.	December 2009	Equipment storage
Merrimack, New Hampshire	19,500 sq. ft.	November 2011	Manufacturing, office facilities and warehousing
Shanghai, China	50,000 sq. ft.	September 2013	Light manufacturing, warehouse, offices
Shanghai, China	3,128 sq. ft.	November 2009	Office facilities
Shanghai, China	388 sq. ft.	August 2010	Office facilities
Shanghai, China	4,629 sq. ft.	July 2009	Warehousing
Beijing, China	1,740 sq. ft.	September 2009	Office facilities

Item 3.    Legal Proceedings

General

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the "Court"), against us, certain of our officers and directors, certain underwriters of our July 24, 2008 initial public offering and others, including certain investors in us (the "federal class actions"). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International,  Inc., et al. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on

December 22, 2008. The defendants moved to dismiss the amended consolidated complaint on February 5, 2009, but the Court has not yet scheduled a hearing on the motion. The lead plaintiff asserts claims under various sections of the Securities Act. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including our DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the "State Court"), under the caption Hamel v. GT Solar International, Inc., et al., against us, certain of our officers and directors and certain underwriters of our July 24, 2008 initial public offering (the "state class action"). The Company removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class actions on November 25, 2008. On February 2, 2009, the federal Court granted the plaintiff's motion to remand the state class action to New Hampshire State Court. On May 4, 2009, the parties agreed to a stay of the state class action, pending resolution of the motion to dismiss in the consolidated federal case. At a case structuring conference on June 3, 2009, the state court endorsed the proposed joint case management order filed by the parties. The state class action plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including our DSS furnaces. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the State Court should deem just and proper.

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire state court on January 14, 2009 (the "derivative action"). The derivative complaint is asserted nominally on behalf of the Company against certain of the Company's directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the same purported misconduct alleged in the federal action. On April 10, 2009, the state court granted our motion to stay the derivative action, pending resolution of the motion to dismiss in the federal action.

        We intend to defend the federal and state class actions, and the derivative action, vigorously. There can be no assurance, however, that we will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on our consolidated financial position and results of operations. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

        We are subject to various other routine legal proceedings and claims incidental to our business, which we believe will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock has been listed on The NASDAQ Global Select Market under the symbol "SOLR" since July 24, 2008. Prior to this time, there was no public market for our common stock. The following table sets forth the range of high and low closing sales prices per share as reported on The NASDAQ Global Select Market for the periods indicated.

	High	Low
Fiscal 2009
Second Quarter (since July 24, 2008)	$14.59	$8.47
Third Quarter	$10.85	$1.75
Fourth Quarter	$6.64	$2.62

        The closing sales price of our common stock on The NASDAQ Global Select Market was $6.42 per share on May 29, 2009. As of May 29, 2009 there were approximately 302 record holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        On June 30, 2008, we declared a cash dividend of approximately $90 million to our stockholders of record as of June 30, 2008, including GT Solar Holdings, LLC. That dividend was paid on August 1, 2008. We do not intend to pay any other dividends on our common stock for the foreseeable future. Our credit facilities place restrictions on our ability and the ability of our subsidiaries ability to pay cash dividends.

Use of Proceeds from the Initial Public Offering

        We did not receive any proceeds from our July 2008 initial public offering. All of the shares of common stock were sold by the selling stockholder named in the prospectus. GT Solar Holdings, LLC used the net proceeds it received to make a distribution to its shareholders.

Stock Price Performance Graph

        The following graph compares the cumulative return attained by shareholders on GT Solar International, Inc.'s common stock since July 24, 2008 relative to the cumulative total returns of the NASDAQ Composite Index, the NASDAQ Clean Edge U.S. Index and the Ardour Solar Energy Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on July 24, 2008 and its relative performance is tracked through March 28, 2009. No cash dividends have been declared on shares of our common stock since July 24, 2008, the date the shares commenced trading. This performance graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

 COMPARISON OF EIGHT MONTH CUMULATIVE TOTAL RETURN*

*
$100 invested on 7/24/08 in stock and in index, including, for purposes of each index, reinvestment of dividends.

Note:

  (1)
  GT Solar International, Inc. (SOLR) total return based upon $14.59 per share price at close of first day trading. The IPO price was $16.50 per share.

  (2)
  The Ardour Solar Energy Index (SOLRX) is a rules-based, modified global-capitalization-weighted, float-adjusted index consisting of companies engaged in solar power and related products and services with market capitalization exceeding $100 million and average three months trading volumes equal to or greater than $1 million a day.

  (3)
  The NASDAQ® Clean Edge® Green Energy Index (CELS) is a modified market capitalization-weighted index consisting of companies that are primarily manufacurers, developers, distributors, or installers of clean-energy technologies with market capitalization exceeding $150 million and average daily trading volumes of at least 100 thousand shares year-to-date.

Recent Sales of Unregistered Securities

        On June 30, 2008, we issued 14,994 shares of common stock to one of our former employees upon exercise of such individual's options to purchase shares of common stock. The exercise price of the options was $1.66 per share. On June 30, 2008, we issued 128,146 restricted stock units to two of our directors and certain of our employees. No cash was paid for the restricted stock units.

        The sales of the above securities were exempt from registration under rule 701 promulgated under Section 3(b) under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation. We were not subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and were not an investment company registered under the Investment Company Act of 1940 at the time of issuance. The aggregate sales price or amount of securities sold during any consecutive 12-month period did not exceed $1.0 million. No underwriters were involved in any of the above-referenced sales of securities.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

        None.

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read together with "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

        The selected financial data as of and for the fiscal year ended March 31, 2005 and as of December 31, 2005 and for the period from April 1, 2005 through December 31, 2005 have been derived from the historical consolidated financial statements of the Predecessor, and the selected financial data as of March 31, 2006 and for the period from January 1, 2006 through March 31, 2006 have been derived from the historical consolidated financial statements of GT Solar. Historical results are not necessarily indicative of the results expected in the future.

        The financial data as of March 31, 2006, for the period from January 1, 2006 through March 31, 2006 and as of and for the fiscal years ended March 31, 2007, March 31, 2008, and March 28, 2009 reflect the consolidated financial position, results of operations and cash flows of GT Solar subsequent to the date of the Acquisition and includes adjustments required under the purchase method of accounting. In addition, the balance sheet data of GT Solar as of January 1, 2006, include adjustments required under the purchase method of accounting. In accordance with the requirements of purchase accounting, the assets and liabilities of GT Solar were adjusted to their estimated fair values and the resulting goodwill was recorded as of the transaction date. The application of purchase accounting will generally result in higher depreciation and amortization expense in future periods. Accordingly, the accompanying consolidated financial information of the Predecessor and GT Solar are not comparable in all material respects because of the effects of purchase accounting.

        Effective April 1, 2008 we changed our reporting period to be based on a 52-week year that ends on the Saturday closest to March 31, which in certain years results in a 53-week fiscal year.

	GT Solar			Combined Predecessor/ GT Solar	GT Solar	Predecessor
	(in thousands, except per share amounts)
	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007	Fiscal Year Ended March 31, 2006(2)	January 1, 2006 to March 31, 2006	April 1, 2005 to Dec. 31, 2005(1)	Fiscal Year Ended March 31, 2005
Statement of Operations Data:
Revenue	$541,027	$244,052	$60,119	$46,754	$2,106	$44,648	$9,817
Cost of Revenue	326,358	151,709	36,284	28,334	2,442	25,892	7,638

Gross Profit (Loss)	214,669	92,343	23,835	18,420	(336)	18,756	2,179
Research and Development	18,323	10,517	3,810	1,816	659	1,157	1,021
Selling and Marketing	17,469	10,452	7,747	4,175	334	3,841	1,663
General and Administrative	32,228	21,435	10,562	28,618	4,068	24,550	2,026
Amortization of Intangible Assets(3)	3,105	3,018	15,446	4,426	3,862	564	21
Loss on Early Debt Extinguishment	—	—	—	—	—	—	461

Income (Loss) from Operations	143,544	46,921	(13,730)	(20,615)	(9,259)	(11,356)	(3,013)
Interest Income	5,485	6,543	1,686	227	79	148	48
Interest Expense	(837)	(1,651)	(2,460)	(584)	(299)	(285)	(571)
Loss on Investment in Related Party(4)	—	—	—	—	—	—	(1,501)
Other Income (Expense)(5)	(6,012)	(1,244)	(5,667)	(3,489)	(82)	(3,407)	(45)

Income (Loss) before Income Taxes	142,180	50,569	(20,171)	(24,461)	(9,561)	(14,900)	(5,082)
Provision for (benefit from) Income Taxes	54,212	14,464	(1,816)	(2,627)	(2,627)	—	121

Net Income (Loss)	$87,968	$36,105	$(18,355)	$(21,834)	$(6,934)	$(14,900)	$(5,203)

Income (Loss) per Common Share:
Basic	$0.62	$0.25	$(0.13)	$(0.15)	$(0.05)	$(48.67)	$(16.99)
Diluted	0.61	0.25	(0.13)	(0.15)	(0.05)	(48.67)	(16.99)
Shares used to compute Income (Loss) per Common Share:
Basic	142,582	142,290	142,290	142,290	142,290	306	306
Diluted	144,471	144,059	142,290	142,290	142,290	306	306
Dividends paid per Common Share(6)	$0.632	—	—	—	—	—	—
Balance Sheet Data (at end of period)(7):
Cash and Cash Equivalents	$107,148	$54,839	$74,059	$6,026	$6,026	$3,192	$3,678
Restricted Cash(8)	—	164,028	9,322	567	567	1,846	719
Deferred Revenue	348,127	164,190	64,667	24,076	24,076	1,865	12,314
Working Capital(9)	57,672	33,039	(11,234)	(3,273)	(3,273)	(1,517)	(3,445)
Total Assets	737,423	600,611	241,429	122,337	122,337	107,346	28,685
Total Debt	—	—	15,934	15,000	15,000	15,000	3,732
Stockholders' Equity	81,905	91,641	47,098	63,827	63,827	67,763	60
Cash Flow Data:
Cash provided by (used in):
Operating Activities	$152,872	$1,532	$70,659	$6,816	$3,045	$3,771	$5,479
Investing Activities	(10,959)	(4,841)	(2,324)	(767)	(211)	(556)	(1,339)
Financing Activities	(89,614)	(15,934)	(305)	(3,701)	—	(3,701)	(1,116)
Other	10	23	3	—	—	—	—

Increase (Decrease) in Cash and Cash Equivalents	$52,309	$(19,220)	$68,033	$2,348	$2,834	$(486)	$3,024

Other Financial Data:
Depreciation and Amortization	$5,111	$4,052	$16,067	$4,427	$3,995	$432	$457
Capital Expenditures	10,509	4,483	1,801	612	115	497	135

(footnotes on next page)

(1)
In connection with the Acquisition, the Predecessor repurchased all of its outstanding stock options for approximately $24.1 million, which is calculated as the aggregate of the difference between the exercise price of such options and the common stock acquisition price. This payment was subsequently reimbursed by GT Solar Holdings, LLC, and was recorded as compensation expense by the Predecessor in the period from April 1, 2005 to December 31, 2005. This compensation expense was allocated to employees associated with the following expenses: Cost of Revenues—$0.4 million; Research and Development—$0.1 million; Selling and Marketing—$0.8 million; and General and Administrative—$23.0 million.

(2)
The combined fiscal year ended March 31, 2006, represents the mathematical addition of our Predecessor's results of operations from April 1, 2005 to December 31, 2005, and GT Solar's results of operations from January 1, 2006 to March 31, 2006. We have included the combined financial information in order to facilitate a comparison with our other fiscal years. This presentation is not consistent with generally accepted accounting principles in the United States, or U.S. GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to (i) the impact of required purchase accounting adjustments and (ii) the new basis of accounting established on the closing date of the Acquisition. Such results are not necessarily indicative of what the results for the respective periods would have been had the Acquisition not occurred.

(3)
The application of purchase accounting in connection with the Acquisition resulted in the recording of approximately $30.3 million of intangible assets, the amortization of which amounted to approximately $3.9 million for the period from January 1, 2006 to March 31, 2006 and approximately $15.4 million, $3.0 million and $2.7 million for the fiscal years ended March 31, 2007, March 31, 2008, and March 28, 2009 respectively. For more information on the impact of purchase accounting adjustments, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Company Overview."

(4)
For the fiscal year ended March 31, 2005, loss on investment in related party represents an approximate $1.5 million write-off of our investment in SC Fluids, Inc., a company that had ceased operations and was partially owned by Dr. Kedar Gupta, our former Chief Executive Officer.

(5)
For the period from April 1, 2005 to December 31, 2005, other expense includes approximately $3.4 million in costs associated with the Acquisition. For the fiscal year ended March 31, 2007, other expense includes approximately $5.8 million of costs related to a proposed equity offering that was abandoned in November 2006 and our initial public offering. For the fiscal year ended March 31, 2008, other expense includes approximately $1.6 million of costs related to our initial public offering. For the fiscal year ended March 28, 2009, other expense includes $2.6 million of costs related to our initial public offering and $3.0 million attributed to the ineffective portion of certain forward foreign exchange contracts.

(6)
On June 30, 2008, we declared a dividend in the aggregate amount of $90.0 million to our then existing stockholders, including GT Solar Holdings, LLC, which was paid on August 1, 2008.

(7)
Balance sheet data as of December 31, 2005 reflects adjustments recorded immediately after the Acquisition on January 1, 2006 as discussed further in Note 1 to the consolidated financial statements.

(8)
Restricted cash includes cash held in escrow as collateral in respect of outstanding standby letters of credit related to customer deposits and as security for bank fees.

(9)
Working capital represents current assets minus current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the "Cautionary Statement Concerning Forward-Looking Statements," that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Company Overview

        GT Solar International, Inc., through its subsidiaries (referred to herein collectively as "we", "us", and "our"), is a provider of specialized manufacturing equipment and services essential for the production of photovoltaic wafers, cells and modules and polysilicon. Our principal products are directional solidification systems, or DSS units, and chemical vapor deposition, or CVD, reactors and related equipment. DSS units are specialized furnaces used to melt polysilicon and cast multicrystalline ingots from which solar wafers are made. CVD reactors are used to react gases at high temperatures and pressures to produce polysilicon, the key raw material used in solar cells. Our customers include several of the world's largest solar companies as well as companies in the chemical industry. The use of our products requires substantial technical know-how and most of our customers rely on us to design and optimize their production processes as well as train their employees in the use of our equipment. We operate through two segments: our photovoltaic business and our polysilicon business.

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

        Our polysilicon business offers CVD reactors and related equipment specifically designed for the efficient production of polysilicon. Polysilicon is a highly purified form of silicon that is used to make semiconductor wafers for microelectronics applications and is the key raw material used to produce solar wafers. The chemical vapor deposition process involved in the production of polysilicon takes place in a specialized CVD reactor using a variety of complex chemical processes, the most widely used being the Siemens process, which has been in existence for nearly fifty years. Our CVD reactors utilize the Siemens process.

        Our business was founded in 1994. Effective January 1, 2006, our business was acquired for approximately $83 million by GT Solar Holdings, LLC, a newly formed company controlled by investment funds managed by GFI Energy Ventures LLC, a private equity investment firm focused on the energy sector, and Oaktree Capital Management, L.P., a global alternative and non-traditional investment manager. We refer to this transaction as the "Acquisition." The Acquisition was accounted for using the purchase method of accounting. In accordance with the requirements of purchase accounting, our assets and liabilities were adjusted to their estimated fair values and the resulting goodwill of $43.2 million was recorded as of the transaction date. The application of purchase accounting resulted in the adjustments to several accounts, including inventory, receivables, fixed assets, deferred revenues and intangible assets. Please see "Results of Operations" for a discussion of the effect of these adjustments on our results of operations for periods after December 31, 2005.

        On July 29, 2008, we completed an initial public offering of 30,300,000 shares of common stock by certain of our stockholders (the "IPO").

        Effective April 1, 2008 we changed our reporting period to be based on a 52-week year that ends on the Saturday closest to March 31, which in certain years results in a 53-week fiscal year. Our quarterly reporting will include 13 week periods, unless otherwise noted. The fiscal year ending April 3, 2010 will have 53 weeks, with the extra week occurring in the fourth quarter of that year. We will continue to use the terms quarterly, monthly and annual in describing our financial results.

Factors Affecting Our Results of Operations

        Demand for our products and services is driven primarily by end-user demand for solar power. Key drivers of the demand for solar power include scarcity and volatile prices of conventional energy sources, the desire for energy security or energy independence to counter perceived geopolitical supply risks surrounding fossil fuels, environmental pollution from fossil fuels and the resulting tightening of emission controls, the declining cost of energy from renewable energy sources, government incentive programs for the development of solar energy making solar energy more cost competitive and changing consumer preferences towards renewable energy sources.

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

        Recent disruptions in the global capital markets have resulted in reduced availability of capital worldwide and have contributed to a slower rate of spending by our customers. Although we continue to believe that the effect of these uncertainties is somewhat mitigated by our requirement of substantial non-refundable deposits on most orders, we have negotiated extensions of the delivery schedules and other modifications under some of our existing contracts. In addition, some of our customers failed to make deposits when due under their contracts, and we terminated those contracts.

        Recently we have rescheduled and/or cancelled over half of our commitments to our vendors to procure materials in our photovoltaic business to reflect our reduced production plan for fiscal year ended April 3, 2010 as compared to the fiscal year ended March 28, 2009. As a result we recorded charges for expected deposit forfeitures and reserves against vendor advances totaling $11.3 million as of March 28, 2009. We anticipate recording additional charges with respect to vendor commitments in the quarter ending June 27, 2009 of approximately $1.5 million.

        Our quarterly results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

Order Backlog

        Our order backlog consists of signed purchase orders or other written contractual commitments. The table below sets forth our order backlog as of March 28, 2009 and March 31, 2008 by product category:

	March 28, 2009		March 31, 2008
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$341	29%	$648	50%
Polysilicon business	836	71%	659	50%

Total	$1,177	100%	$1,307	100%

        Our order backlog as of March 28, 2009 included deferred revenue of $348.1 million, representing equipment that had been shipped to customers but not yet recognized as revenue. Cash deposits related to our order backlog were $222.7 million as of March 28, 2009, and substantially all of the contracts in our order backlog require the customer to either post a standby letter of credit in our favor or make advance payment prior to shipment of equipment. In addition, 62% of our order backlog as of March 28, 2009 was attributed to three customers. We generally would expect to deliver the solar products included in our order backlog over a period ranging from three to nine months and the polysilicon products included in our order backlog over a period ranging from twelve to eighteen months, although portions of the related revenue are expected to be recognized over a longer period. Based upon the status of our contracts as of the date of this filing, we expect to convert approximately 40% of our order backlog as of March 28, 2009 to revenue by April 3, 2010. Order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and we have only recently begun to track our order backlog on a consistent basis as a performance measure.

        During the fiscal year ended March 28, 2009, some of our customers failed to make deposits when due under their contracts, and we terminated those contracts as a result of the customers' breach. As a result of these terminations and other contract revisions, our order backlog was reduced by approximately $39 million during the fiscal year ended March 28, 2009. In addition, certain of our large customers have requested that we extend the delivery schedules under their contracts in our order backlog. We are currently in negotiations with these customers regarding their requests. Any contract modifications that we negotiate could include an extension of delivery dates. If we cannot come to an agreement with these customers, our order backlog could be reduced. Our contracts do not contain cancellation provisions, and in the event of a contract breach, the customer may be liable for contractual damages. See "Item1A—Risk Factors—Risks Relating to Our Business Generally—Amounts in our order backlog may not result in actual revenue or translate into profits."

        As of March 28, 2009, our order backlog consisted of 34 photovoltaic contracts of which 19 contracts were for amounts in excess of $3 million, and 11 polysilicon contracts, all of which were for amounts in excess of $3 million. Our order backlog as of March 28, 2009 included $726 million attributed to three customers each representing 10% or more of our order backlog.

Critical Accounting Policies and Estimates

        In preparing our financial statements in conformity with generally accepted accounting principles in the United States (GAAP), we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities in our financial statements and the related notes thereto. On a continual basis, we evaluate our estimates, including those related to deferred revenue, inventory, accounts receivable, intangible assets, income taxes and product warranties. We operate in a competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, long customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the inherent lack of visibility in the industry. Some of our accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. As a result, we cannot assure you that actual results will not differ significantly from estimated results. We base our judgments and estimates on our historical experience, on our forecasts and on other available information, as appropriate. Our significant accounting policies are further described in Note 2 to our consolidated financial statements for the fiscal year ended March 28, 2009 included elsewhere in this Annual Report on Form 10-K.

        We believe that the following are the critical accounting policies used by us in the preparation of our consolidated financial statements.

  Revenue recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104 and Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when title and risk of loss have passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Our revenue recognition policies for established products differ from our newer products. Our revenue recognition policies are described in further detail below.

        For most products, a portion of the total sales price (typically 10%) is not due until installation and customer acceptance occurs. For products we consider to be "established," we recognize upon delivery revenue equal to the lesser of the amount allocated to the equipment or the contractual amount due (typically 90%) with the remainder recognized upon customer acceptance. For products we consider to be "new," revenue is recorded upon customer acceptance or at the time the product is determined to be established.

        Products are classified as "established" products if post-delivery acceptance provisions and the installation process have been determined to be routine, due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures. The majority of our products are manufactured to a standard specification. To ensure contractual performance levels are satisfied, the products often are tested at our manufacturing facility prior to shipment. To the extent that customers' conditions cannot be replicated in our facilities or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as "new" for revenue recognition purposes.

        In determining when a "new" product is considered "established," we consider several factors, including the stability of the product's technology, the ability to test the product prior to shipment, successful installations at customers' sites and the performance results once installed. We generally believe that satisfaction of these factors, coupled with a minimum of three to five successful customer installations and acceptances, is necessary to support the conclusion that there are no uncertainties regarding customer acceptances and that the installation process can be considered perfunctory. These factors, as well as the consideration of the ease of installation in different customer environments, are all taken into consideration in determining whether a product should be classified as "established."

        The majority of our contracts involve the sale of equipment and services under multiple element arrangements. As provided for in EITF No. 00-21, revenue under multiple element arrangements is allocated to all elements based upon their relative fair values. To be considered a separate element, the product or service in question must represent a separate unit of accounting, and fulfill the following criteria: "(a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company." Our sales arrangements do not include a general right of return.

        As a part of our revenue arrangements, we sell certain equipment for which we have not been able to obtain objective evidence of fair value pursuant to EITF No. 00-21. If objective evidence does not exist for the undelivered elements of an arrangement, all revenue is deferred until such evidence does exist, or until all such elements are delivered, whichever is earlier assuming all other revenue recognition criteria are met. Once there is objective evidence of the fair value of undelivered elements, the amount allocated to equipment and parts is based on a residual method. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to equipment revenue.

        We have determined that installation and training services are not integral to the stand-alone value of our established products. We typically perform training at the same time as the installation process. The value of the undelivered installation and training services is deferred at an amount that is the greater of (i) the estimated fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed. The amount allocated to installation and training is based upon the estimated time to complete the installation and training at the established fair value hourly rates. Objective evidence of fair value for these services is based on what we charge for similar professional services and what third-party contractors would charge when performing similar services.

        We periodically enter into turnkey contracts where we provide all of the equipment necessary for a complete production line, whether we manufacture all of the equipment or not. For turnkey contracts, revenue recognition is based upon production line acceptance, which requires an acceptance test period after all individual items are installed and accepted. Revenue is deferred until the specified output has been achieved which is determined through specific contractual testing measures and overall customer acceptance. Revenue is not recognized upon the delivery and acceptance of any individual element.

        Spare parts revenue is generally recognized upon shipment and services revenue is generally recognized as the services are provided.

  Deferred revenue and deferred costs

        Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. Deferred costs represent costs related to deferred revenues and include the cost of acquired and manufactured inventory items, capitalized labor and related overhead for our turnkey contracts, and in certain cases shipping costs. We classified as long-term the portion of deferred revenue and deferred costs that are expected to be recognized beyond the next fiscal year.

  Inventory

        We value our inventory at the lower of cost or market. The determination of the lower of cost or market requires that we make significant assumptions about future demand for products and the transition to new product offerings from legacy products. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the inherent lack of visibility in the industry. We also provide for losses on those open purchase order commitments in which our estimated obligation to receive inventory under the commitments exceeds expected production demand. Once our inventory is written down and a new cost basis has been established, it is not written back up if demand increases. If market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If market conditions are more favorable than those projected by management, and specific inventory previously written down is subsequently sold, gross profit would improve by the amount of the specific write-down reversed in the period the inventory is sold.

  Income taxes

        The Financial Accounting Standards Board's Statement of Financial Accounting Standards, or SFAS, No. 109, "Accounting for Income Taxes," or SFAS No. 109, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, we evaluate both the positive and negative evidence bearing upon the realizability of our deferred tax assets. We consider future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. Should we determine that we are not able to realize all or part of our other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the statement of income in the period in which such determination was made. It is possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Should our future profitability provide sufficient evidence, in accordance with SFAS No. 109, to support the ultimate realization of income tax benefits attributable to deferred profits and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

        Our tax income varies from our book income substantially due to the timing of the recognition of revenue and costs related to our customer contracts. Our effective tax rate is affected by levels of taxable income in federal and state tax jurisdictions and China, U.S. tax credits generated and utilized for research and development expenditures, investment tax credits and other tax incentives specific to domestic U.S. operations and changes in valuation allowances.

  Product warranties

        We provide for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to us. Should actual product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure or supplier warranties on parts differ from our estimates, revisions to the estimated warranty liability would be required.

  Stock compensation

        Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on the estimated fair market values of the underlying instruments. Accordingly, share-based compensation cost is measured at the grant date, based upon the fair value of the award, and is recognized as expense on a straight line basis over the requisite employee service period.

        There were no options granted during the fiscal year ended March 28, 2009. We have selected the Black Scholes option pricing model to value our options. The weighted average estimated fair value per share of employee stock options granted during the fiscal year ended March 31, 2007 and March 31, 2008 was determined using the Black Scholes model with the following underlying assumptions:

	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Expected volatility	48.0%	67.6%
Weighted average risk-free interest rate	3.66%	5.07%
Expected dividend yield	0.0%	0.0%
Weighted average expected life (in years)	6.1	6.1
Estimated per share fair value of employee stock options at the time of the award	$2.86	$1.08

        We have estimated our expected stock price volatility based on historical volatility calculations for a group of peer comparable companies. The weighted average risk free interest rate reflects the rates of U.S. government securities appropriate for the term of our stock options at the time of grant.

        For employee stock options, we use the simplified calculation of expected life, described in the SAB 107, as we do not currently have sufficient historical exercise data on which to base an estimate of expected term. This method allows the Company to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted. For options granted to non-employees the remaining contractual term is used for measurement purposes.

        We periodically grant restricted stock and restricted stock units (collectively, "restricted shares") to certain key employees and certain members of the Board of Directors. Unvested restricted shares are forfeited in the event of termination of employment or engagement with the Company. A holder of restricted stock generally has all of the rights of a stockholder. Restricted stock is common stock that is considered issued and outstanding but is not fully transferable until certain conditions have been met, primarily the passage of time and continued employment or engagement with the Company during a predetermined vesting period set by the compensation committee (the "restricted period"). A restricted stock unit is a grant representing the right to receive a share of common stock upon vesting of the restricted stock unit and satisfaction of other conditions but for which no share of common stock is issued until the restricted stock unit vests and any other applicable conditions are satisfied. A holder of a restricted stock unit does not have any rights of a stockholder until the restricted stock unit vests and is converted to common stock. The fair value of restricted shares are based on the market price of the Company's stock on the date of grant and are recorded as compensation expense ratably over the requisite service period, which is generally two to four years.

        Share-based compensation expense recognized in our consolidated statement of operations is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of initial grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical activity, as we believe that these forfeiture rates are indicative of our expected forfeiture rate.

        We account for equity instruments issued to non-employees in accordance with SFAS No. 123(R), EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and Financial Accounting Standards Board, or FASB, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Accordingly, as these equity instruments vest, we will be required to remeasure the fair value of the equity instrument at each reporting period prior to vesting and finally at the vesting date of the equity instruments.

        We made the following grants of options to purchase our common stock, restricted shares and restricted stock units from April 1, 2006 through July 24, 2008 (the date of our initial public offering):

Stock Options	Award	Exercise price	Fair value	Was fair value determined in a contemporaneous valuation	Intrinsic value
July 7, 2006	3,118,752	$1.66	$1.66	Yes	$—
July 27, 2006	230,112	$1.66	$1.66	Yes	$—
December 21, 2007	3,184,627	$5.64	$5.64	Yes	$—
January 2, 2008	425,000	$5.64	$5.64	Yes	$—
Restricted Shares
January 2, 2008	85,000	n/a	$5.64	Yes	$5.64
Restricted Stock Units
June 30, 2008	34,000	n/a	$9.72	Yes	$9.72
June 30, 2008	94,146	n/a	$16.50	Yes	$16.50

Options and Restricted Shares Granted up to January 2, 2008.

        We performed contemporaneous valuations in connection with our restricted share awards and options granted from July 7, 2006 to January 2, 2008. We relied on this fair value analysis in determining the fair value of our restricted stock and in setting the exercise price of each of our option grants.

        The valuation performed on November 30, 2007 and used in connection with our December 21, 2007 and January 2, 2008 option and restricted stock grants reviewed the traditional valuation methodologies, including market multiples, comparable transactions and discounted cash flow. The valuation relied on an averaging of the discounted cash flow method and market multiples method as the most appropriate methodology to value our common stock. This approach was selected because (i) it gave substantial effect to management's specific projections for the business, including the degree of success of the polysilicon equipment business; (ii) it reflected management's judgment that the anticipated growth implied by comparable public company multiples should be considered; and (iii) there were no observed acquisitions that were sufficiently comparable. The analysis applied a 50% probability risk factor to the valuations of our polysilicon business. We relied on this fair value analysis in setting the exercise price of $5.64 for each of these option grants.

        The value of our common stock had increased by approximately $10.86 per share since November 30, 2007, based on the initial public offering price of $16.50 per share. Set forth below are the principal differences in the assumptions used in the contemporaneous valuation referred to above and the valuation used in connection with the determination of the estimated price range in connection with our initial public offering, which valuation we refer to as the "IPO valuation."

IPO Valuation Excluded Reliance on the Discounted Cash Flow Approach

        On November 30, 2007, our estimate of value relied on the results of the discounted cash flow approach and the market multiple approach. For the discounted cash flow approach, we prepared detailed projections for each of our two business segments through the fiscal year ending March 31, 2014, and used those projections to develop a discounted cash flow model. For the market multiple approach, we performed a thorough search and analysis to identify a group of publicly-traded solar capital equipment providers that could serve as a guideline. Because we believed that none of them were truly comparable, we determined that it was appropriate and necessary to consider the results of both the discounted cash flow and market multiple methods in deriving a value of the Company's common stock as of November 30, 2007. This approach is consistent with Paragraph 109 of the AICPA's practice aid entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "Practice Aid").

        The IPO valuation did not rely on the discounted cash flow approach but relied exclusively on the market multiple approach as discussed in more detail below.

IPO Valuation Excluded a 50% Discount on Polysilicon Business

        On November 30, 2007, we applied a 50% probability risk factor to the polysilicon business because that business was at an early stage of development. At that time we were in the process of delivering CVD reactors to our first polysilicon customer, and fewer than 10% of the CVD reactors to be delivered to that customer had been delivered and installed. Furthermore, the production rates of these first two reactors were, at that time, significantly below the minimum reactor output performance criteria set forth in the contract with the customer.

        Since November 30, 2007, we had achieved significant milestones in commercializing the polysilicon business and had delivered and installed all CVD reactors to our first polysilicon customer pursuant to our contract with that customer. We believed these units were then producing polysilicon with several units producing polysilicon at or above the minimum reactor output performance criteria set forth in the contract with that customer. In addition, we had recently begun to deliver CVD reactors and STC converters to a second customer and had received two follow-on orders for CVD reactors from existing customers.

        The IPO valuation did not apply any probability risk factor to the polysilicon business because it was no longer deemed appropriate in light of the achievement of these milestones.

IPO Valuation Reflects an Increase in Market Multiples since November 2007

        On November 30, 2007, we used two sets of companies in developing an EBITDA multiple for the market multiple approach: (1) capital equipment companies and (2) solar companies that make devices such as solar wafers, cells and modules. We believed that these companies best approximated the capital equipment aspect of our business model and the growth characteristics of the solar industry. We weighted these two sets of companies to arrive at an EBITDA multiple for the last twelve months ended November 30, 2007, which we refer to as LTM, and an EBITDA multiple for the next twelve months ended November 30, 2008, which we refer to as NTM.

        The IPO valuation utilized a set of publicly-traded solar capital equipment suppliers and, to a lesser extent, photovoltaic manufacturers to derive a forward earnings multiple for Calendar Year 2009. The underwriters also applied a 10% discount that reduced the implied valuation derived from the application of the forward earnings multiple.

IPO Valuation Reflected the Impact of Using Calendar Year 2009 Earnings Instead of LTM EBITDA and NTM EBITDA

        On November 30, 2007, we used both LTM results and NTM projections for EBITDA in applying the market multiple method. As of November 30, 2007, our LTM EBITDA was significantly lower than our projected NTM EBITDA. We believe that when a private company's future projections are significantly different than its historical performance, it is appropriate to consider LTM results and NTM projections equally in calculating a value under the market multiple method. This approach balances past and future performance in the valuation analysis, which is appropriate when a company has not yet demonstrated a track record of achieving rapid growth. On November 30, 2007, we did not use projections beyond the next twelve months in applying the market multiple method because there was too much uncertainty due to: (i) the relatively short operating history of our businesses; (ii) the volatility in the solar industry; and (iii) potential overcapacity in the industry.

        The IPO valuation relied on an earnings multiple applied to projected earnings for Calendar Year 2009. The projected EBITDA that corresponds to the projected earnings for Calendar Year 2009 used by the underwriters in the IPO valuation was significantly higher than the LTM EBITDA and NTM EBITDA as of November 30, 2007.

        We believe that the underwriters considered the following factors important in their determination to use the projections for Calendar Year 2009 as the basis of the IPO valuation:

  •
  Commercialization of the Polysilicon Business.  As discussed in more detail under the heading "IPO Valuation Excludes a 50% Discount on Polysilicon Business," since November 30, 2007, we had achieved significant milestones in commercializing the polysilicon business which gave credibility to our forecasts for our polysilicon business.

  •
  Roll-out of the DSS-450.  As of November 30, 2007, we had only recently started to ship DSS-450 furnaces, which are based on our DSS-240 model but are able to produce larger ingots. As of November 30, 2007, we had not received any customer acceptances for DSS-450 furnaces. In the fourth quarter of the fiscal year ended March 31, 2008, we had received acceptances for 73 DSS-450 furnaces.

  •
  Achievement of significant growth and profitability in the fiscal year ended March 31, 2008.  Prior to the fiscal year ended March 31, 2008, we had not achieved profitability, and, as a result, on November 30, 2007 there was uncertainty regarding the achievability of projections of significant profitable growth. In the fiscal year ended March 31, 2008, we reported significantly higher revenues than in the previous fiscal year and positive net income. We recognized a significant portion of our revenue and net income for the fiscal year ended March 31, 2008 in the fourth quarter of that fiscal year.

  •
  Hiring of new Chief Financial Officer.  In January 2008, we hired Robert W. Woodbury, Jr. as our Chief Financial Officer. Mr. Woodbury had significant experience in senior management of publicly-traded technology-based equipment companies, and we believed that his participation was critical to our ability to transition from a private company to a public company.

Restricted Stock Units Granted During the Period from January 3, 2008 to July 24, 2008.

        In connection with determining the fair value of certain restricted stock units granted on June 30, 2008, but with a measurement date of May 15, 2008 in accordance with applicable accounting rules, we performed a contemporaneous valuation as of March 31, 2008. The valuation reviewed the traditional valuation methodologies, including market multiples, comparable transactions and discounted cash flow. The valuation relied on an averaging of the discounted cash flow method and market multiples method as the most appropriate methodology to value our common stock. This approach was selected because (i) it gave substantial effect to management's specific projections for the business, including the degree of success of the polysilicon equipment business; (ii) it reflected management's judgment that the anticipated growth implied by comparable public company multiples should be considered; and (iii) there were no observed acquisitions that were sufficiently comparable. The analysis applied a 50% probability risk factor to the valuations of our polysilicon business. We relied on this fair value analysis in determining the value of $9.72 for these restricted stock units.

        In connection with certain restricted stock units awarded on June 30, 2008, but with a measurement date of June 15, 2008, in accordance with applicable accounting rules, the completion of our IPO was more certain and closer in time than March 31, 2008, the date of our previous valuation determination. We therefore estimated the fair value of our shares as of the grant date based upon our preliminary discussions with the underwriters of our IPO regarding the possible price range, and we estimated such value to be $16.50 per share.

Restricted Stock Units Granted After July 24, 2008.

        In connection with our restricted stock unit awards granted after July 24, 2008, because we completed our IPO, we estimated the fair value of our ordinary shares on such grant dates to be the closing price of our stock listed on the NASDAQ Global Select Market on the grant date.

  Fair Value of Financial Instruments

        The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term maturities. Our foreign currency derivatives are carried at fair value based on quoted market prices for financial instruments with similar characteristics.

  Derivative instruments and hedging agreements

        We enter into forward foreign exchange contracts to offset certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of our operations that are denominated in currencies other than the U.S. dollar, primarily the Euro. These forward foreign exchange contracts are entered into to support inventory purchases made in the normal course of business, and accordingly, are not speculative in nature. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness quarterly.

        We record all derivative financial instruments in our consolidated financial statements in other current assets or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in stockholders' equity as a component of accumulated other comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS No. 133. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

        Hedge accounting is discontinued when it is determined that a derivative instrument is no longer effective. Any gains or losses that were accumulated in other comprehensive income from hedging a forecasted transaction will be recognized immediately in current period earnings if there are changes in expectations on the original forecasted transaction.

        Derivative financial instruments involve, to varying degrees, elements of market and credit risk not recognized in consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments are major international financial institutions with high credit ratings. We do not believe that there is significant risk of nonperformance by the counterparties because we monitor their credit ratings. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of the contracts) are generally limited to the amounts, if any, by which the counterparty's obligations under the contracts exceed our obligations to the counterparty.

        As of March 28, 2009, the combined fair value and carrying amount of our forward foreign exchange contracts was a liability of approximately $3.8 million.

Results of Operations

        The following tables set forth the results of our operations as a percentage of revenue for the fiscal years ended March 28, 2009, March 31, 2008 and March 31, 2007.

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Statement of Operations Data:*
Revenue	100%	100%	100%
Cost of revenue	60	62	60

Gross profit	40	38	40
Research and development	3	4	6
Selling and marketing	3	4	13
General and administrative	6	9	18
Amortization of intangible assets	1	1	27

Income (loss) from operations	27	20	(24)
Interest income	1	3	3
Interest expense	—	(1)	(4)
Other income (expense)	(1)	(1)	(9)

Income (loss) before income taxes	26	21	(34)
Provision (benefit) for income taxes	10	6	(3)

Net income (loss)	16%	15%	(31)%

    *
    percentages subject to rounding

Fiscal Year Ended March 28, 2009 Compared to Fiscal Year Ended March 31, 2008

        Revenue.    The following table sets forth revenue for the fiscal years ended March 28, 2009 and March 31, 2008.

Business Category	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Change 2009 versus 2008	Percentage Change 2009 versus 2008
	(dollars in thousands)
Photovoltaic equipment	$424,404	$229,506	$194,898
Photovoltaic services, parts and other	19,543	14,546	4,997

Total photovoltaic business	443,947	244,052	199,895	82%
Polysilicon business	97,080	—	97,080	* %

Total revenue	$541,027	$244,052	$296,975	122%

*
not meaningful

        For the fiscal year ended March 28, 2009 compared to the fiscal year ended March 31, 2008, our total revenue increased 122%, or $297.0 million, due to revenue growth within both our photovoltaic and polysilicon businesses. Our photovoltaic business experienced revenue growth as a result of our new DSS 450 furnaces and our polysilicon business experienced growth as a result of the recognition of revenue associated with the first contract for our 36-rod CVD reactor.

        Our photovoltaic equipment revenue includes sales of DSS units as well as other photovoltaic equipment.

        Our revenue from sales of DSS units increased by 100% to $386.9 million for the fiscal year ended March 28, 2009 from $193.4 million for the fiscal year ended March 31, 2008. This increase can be attributed to general growth in the solar industry as well as a successful introduction of our new DSS 450 unit. During the fiscal year ended March 31, 2008, we began to deliver and install our recently introduced DSS 450 unit. We began to recognize revenue on these units when we were able to obtain sufficient evidence of customer acceptance in accordance with our revenue recognition policy which occurred in the fourth quarter of our fiscal year ended March 31, 2008.

        Many of our DSS contracts include both the delivery of DSS furnaces as well as ancillary equipment. We do not often sell ancillary equipment separately from our DSS furnaces and therefore we have not been able to establish stand-alone objective evidence of their fair value in all cases. For revenue recognition purposes, we defer the revenue for shipped and accepted equipment until all equipment and services for which we have been unable to establish objective evidence of fair value have been shipped and accepted. When negotiating contracts with our customers, we attempt to establish delivery schedules so that we deliver ancillary equipment in the earlier stages of the contract to facilitate revenue recognition.

        During the fiscal year ended March 28, 2009, we recognized a fee of $4.0 million for engineering services on a non-refundable deposit we retained due to a customer's inability to obtain financing for the potential start up of a polysilicon plant. Additionally, during the quarter ended March 28, 2009, a photovoltaic customer with contracts totaling approximately $172.9 million requested delays in the deliveries of their DSS units and ancillary equipment. Prior agreements to delay delivery of the ancillary equipment had resulted in our inability to recognize revenue for products that had been previously shipped. We agreed to an arrangement with this customer that included a revised schedule for the delivery of the remaining DSS units and the cancellation of $1.4 million of undelivered ancillary equipment which allowed us to recognize revenue of approximately $56.7 million from previously shipped DSS equipment, which had been paid for in full by the customer. The remaining aggregate contractual value of $114.8 million will be recognized as the remaining DSS units are delivered pursuant to the revised schedules.

        Sales of other photovoltaic equipment accounted for $37.5 million of our revenue for the fiscal year ended March 28, 2009 and $36.1 million of our revenue for the fiscal year ended March 31, 2008, representing an increase of 4%. Other photovoltaic revenue is primarily attributed to ancillary equipment under our DSS contracts, which can vary based upon specific customer requirements and is both manufactured by us and purchased from third parties. Revenue from turnkey solutions for the fiscal year ended March 28, 2009 amounted to $19.1 million of which $4.0 million relates to DSS units with the remainder recorded as other photovoltaic equipment. Revenue from turnkey solutions for the fiscal year ended March 31, 2008, amounted to $27.2 million, of which $9.9 million relates to DSS units with the remainder recorded as other photovoltaic equipment. Turnkey revenue is recorded only after final production line acceptance and therefore is periodic in nature.

        During the fiscal year ended March 28, 2009, revenue from photovoltaic services, parts and other equipment sales, compared to the fiscal year ended March 31, 2008, increased by approximately $5.0 million, or 34%. These increases were primarily driven by our expanded installed base of our photovoltaic equipment. We anticipate sales from our parts and service business to continue to increase slightly in the near term based on future expansion of our operations in China.

        During the fiscal year ended March 28, 2009, we recognized $97.1 million of polysilicon revenue related primarily to our first installation of our 36-rod CVD reactor that was shipped during last fiscal year and for which recognition of revenue was deferred until we received customer acceptance. In accordance with our revenue recognition policy, revenue was recognized when pre-established reactor output performance criteria had been met and acceptance by the customer was received. We did not recognize any revenue from our CVD reactors or converters in the fiscal year ended March 31, 2008.

        In both the fiscal years ended March 28, 2009, and March 31, 2008, a substantial percentage of our revenue resulted from sales to a small number of customers. Four of our customers accounted for 62% of our revenue for the fiscal year ended March 28, 2009 and one customer accounted for 62% of our revenue for the fiscal year ended March 31, 2008. No other customer accounted for more than 10% of our revenue during the respective periods. For the fiscal year ended April 3, 2010, we believe that no one customer will account for more than 35% of our total annual revenue.

        Cost of Revenue, Gross Profit (Loss) and Gross Margin.    The following table sets forth total cost of revenue, gross profit (loss) and gross margin for the fiscal years ended March 28, 2009 and March 31, 2008.

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Change 2009 versus 2008	Percentage Change 2009 versus 2008
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$265,813	$150,031	$115,782
Polysilicon business	60,545	1,678	58,867

Total	$326,358	$151,709	$174,649	115%

Gross profit (loss)
Photovoltaic business	$178,134	$94,021	$84,113
Polysilicon business	36,535	(1,678)	38,213

Total	$214,669	$92,343	$122,326	132%

Gross margins
Photovoltaic business	40%	39%
Polysilicon business	38%	* %
Overall	40%	38%

*
not meaningful

        Cost of revenue increased 115% to $326.4 million for the fiscal year ended March 28, 2009 from $151.7 million for the fiscal year ended March 31, 2008. Gross profit increased 132% to $214.7 million for the fiscal year ended March 28, 2009 from $92.3 million for the fiscal year ended March 31, 2008. These increases were the result of increased sales in both our photovoltaic and polysilicon businesses in the fiscal year ended March 28, 2009 compared to the fiscal year ended March 31, 2008.

        For the fiscal year ended March 28, 2009, gross margins for our photovoltaic business increased to 40% from 39% for the fiscal year ended March 31, 2008. Gross margins for the fiscal year ended March 28, 2009 were positively impacted by higher gross margins on our DSS 450 furnaces and negatively impacted by a fourth quarter charge of $11.3 million resulting from expected forfeitures of vendor advances as a result of commitment terminations and reserves against advances with vendors that have become financially distressed. This charge was a result of the cancellation of over half of our commitments to our vendors to procure materials in the photovoltaic business due to a reduced production plan for fiscal year ended April 3, 2010 as compared to fiscal year ended March 31, 2008. Gross margins for the fiscal year ended March 31, 2008 were negatively impacted by (i) a fourth quarter provision of approximately $6.7 million relating to hardware and software improvements to our DSS furnace designed to improve operating safety that we offered free of charge to all customers worldwide, and (ii) lower than expected gross profit with respect to a completed turnkey contract in the fiscal year ended March 31, 2008 of approximately $3.6 million.

        For the fiscal year ended March 28, 2009, gross margin for our polysilicon business was 38%. During the fiscal year ended March 31, 2008, we did not recognize any revenue on products shipped in our polysilicon business but we did record cost of revenue of approximately $1.7 million for excess inventory due to engineering changes.

        Our gross margins tend to vary depending on the size of the contracts and the negotiated terms of the contract.

        Research and Development.    The following table sets forth total research and development expenses for the fiscal years ended March 28, 2009 and March 31, 2008.

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Change 2009 versus 2008	Percentage Change 2009 versus 2008
	(dollars in thousands)
Research and development
Photovoltaic business	$9,420	$3,977	$5,443
Polysilicon business	8,903	6,540	2,363

Total	$18,323	$10,517	$7,806	74%

        During the fiscal year ended March 28, 2009 compared to the fiscal year ended March 31, 2008, research and development expenses increase by approximately 74%, or $7.8 million. The increase was a result of increased labor and material spending associated with the continued development of our next-generation DSS products and the development of new polysilicon business products, particularly our CVD reactor and trichlorosilane technologies. We expect our R&D spending to increase as we continue to invest in new product development and expand our product base in both our polysilicon and photovoltaic businesses.

        Selling and Marketing.    The following table sets forth total selling and marketing expenses for the fiscal years ended March 28, 2009 and March 31, 2008.

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Change 2009 versus 2008	Percentage Change 2009 versus 2008
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$9,578	$6,872	$2,706
Polysilicon business	7,891	3,580	4,311

Total	$17,469	$10,452	$7,017	67%

        During the fiscal year ended March 28, 2009 compared to the fiscal year ended March 31, 2008, selling and marketing expenses increased 67%, or $7.0 million of which approximately $3.4 million was attributed to increased sales commissions payable to sales representatives as a result of the increased sales and bookings in the fiscal year ended March 28, 2009 related to both photovoltaic products and CVD reactors. Additionally, during the fiscal year ended March 28, 2009, we also incurred increased costs of approximately $2.0 million related to internal sales commissions and other expenses related to continued growth in our polysilicon business. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized. Additionally, year-to-date selling and marketing expenses increased as a result of increasing headcount to support our revenue growth.

        General and Administrative.    During fiscal year ended March 28, 2009 compared to the fiscal year ended March 31, 2008, general and administrative expenses increased by 50%, or approximately $10.8 million. We incurred increased expenses of approximately $3.7 million related to legal and tax consulting services as well as increased software consulting costs of $3.9 million related to the implementation of a new ERP system. Additionally, for the fiscal year ended March 28, 2009 as compared to the fiscal year ended March 31, 2008, stock compensation expense increased $1.7 million to $3.5 million from $1.8 million, primarily due to restricted shares and restricted stock units granted to employees.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets has remained essentially unchanged for the fiscal years ended March 28, 2009 as compared to March 31, 2008.

        Interest Income.    During the fiscal year ended March 28, 2009, we earned $5.5 million in interest income, and during the fiscal year ended March 31, 2008, we earned $6.5 million in interest income. We typically invest our excess cash in exchange traded money market mutual funds. Interest income decreased due to lower balances in cash and cash equivalents and restricted cash in the fiscal year ended March 28, 2009 as compared to fiscal year ended March 31, 2008.

        Interest Expense.    During the fiscal year ended March 28, 2009, we recorded interest expense of $0.8 million, and during the fiscal year ended March 31, 2008, we recorded interest expense of $1.7 million. Interest expense is substantially attributed to the interest component of forward foreign exchange contracts.

        Other Income (Expense).    During the fiscal year ended March 28, 2009, other expense, net was $6.0 million, which included costs of $2.6 million associated with our initial public offering and a loss of $3.0 million recognized due to fair value adjustments on certain forward foreign exchange contracts that no longer qualified as a cash flow hedge because the hedging relationship was no longer deemed to be highly effective. During the fiscal year ended March 31, 2008, we recorded other expense, net of $1.2 million, of which $1.6 million related to costs associated with our initial public offering, which was partially offset by gains on foreign exchange of $0.5 million.

        Provision for Income Taxes.    For the fiscal year ended March 28, 2009, our effective tax rate was 38%, compared to 29% for the same period ended March 31, 2008. The increase in the tax rate year over year is primarily due to the benefit recorded upon the reversal of a valuation allowance in the fiscal year ended March 31, 2008.

        The effective rate for the fiscal year ended March 28, 2009 differed from the statutory rate due primarily to the impact of discrete items attributed to tax benefits based upon recently completed tax studies related to research credits and IRC Section 199 deductions. The impact of these discrete items reduced the effective rate for the fiscal year ended March 28, 2009 by a net of 1.9%.

        The tax expense rate in the fiscal year ended March 31, 2008 was lower than the statutory rate principally due to non-taxable interest income, our ability to recognize previously reserved federal and state deferred tax assets and a federal tax deduction based on manufacturing activities undertaken in the United States.

        We operate a wholly-owned subsidiary in the Pudong New District of the Peoples Republic of China that provides installation and customer support services to our customers in Asia. The applicable income tax rate for this subsidary through December 31, 2007 was 15%, pursuant to Paragraph 5 of Regulation of Pudong New District on Encouraging Foreign Investors to Establish Their Companies in the District (the "tax holiday"). The tax holiday expired on December 31, 2007 and the new statutory tax rate will increase to 25% ratably over the next five years.

        Net Income.    As a result of the foregoing factors, for the fiscal year ended March 28, 2009, we recorded net income of $88.0 million, compared to a net income of $36.1 million for the fiscal year ended March 31, 2008.

 Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

        Revenue.    The following table sets forth revenue for the fiscal years ended March 31, 2008 and March 31, 2007.

Business Category	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007	Change 2008 versus 2007	Percentage Change 2008 versus 2007
	(dollars in thousands)
Photovoltaic equipment	$229,506	$54,748	$174,758
Photovoltaic services, parts and other	14,546	5,371	9,175

Total photovoltaic business	244,052	60,119	183,933
Polysilicon business	—	—	—

Total revenue	$244,052	$60,119	$183,933	306%

        For the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007, our total revenue increased 306%, or $183.9 million primarily related to continued revenue growth within our photovoltaic business line and more specifically our DSS 450 furnaces.

        Our photovoltaic equipment revenue includes sales of DSS units as well as other photovoltaic equipment.

        Our revenue from sales of DSS furnaces increased 279% to $193.4 million for the fiscal year ended March 31, 2008 from $51.0 million for the fiscal year ended March 31, 2007. This increase was attributable to general growth in the solar industry as well as DSS units included in a completed turnkey contract. During the fiscal year ended March 31, 2008, we began to deliver and install our recently introduced DSS 450 unit. In the fourth quarter of our fiscal year ended March 31, 2008, we began to recognize revenue on these units when we were able to obtain sufficient evidence of customer acceptance in accordance with our revenue recognition policy.

        Sales of other photovoltaic equipment accounted for $36.1 million of our revenue for the fiscal year ended March 31, 2008 and $3.8 million of our revenue for the fiscal year ended March 31, 2007. This increase was largely the result of an increase in the sale of other equipment, including third-party equipment, included in a turnkey contract. Revenue from turnkey solutions, for the fiscal year ended March 31, 2008 amounted to $27.2 million of which $9.9 million relates to DSS units with the remainder recorded as other photovoltaic equipment. We recognized no turnkey revenue for the fiscal year ended March 31, 2007. Turnkey revenue is recorded only after final production line acceptance and therefore is periodic in nature.

        Photovoltaic services, parts and other generated $14.5 million of revenue in the fiscal year ended March 31, 2008, compared to $5.4 million in the fiscal year ended March 31, 2007, representing an increase of 171%. This increase was primarily the result of increased spare part revenue.

        The polysilicon business commenced in April 2006. Through March 31, 2008, we had delivered CVD reactors and STC converters and other related equipment under several contracts. In accordance with our revenue recognition policy, revenue is deferred until pre-established reactor output performance criteria have been met and final acceptance by the respective customer has been received. We did not recognize any revenue from our CVD reactors or converters in either fiscal year ended March 31, 2008 or 2007 as the criteria had not yet been met.

        In both the fiscal year ended March 31, 2008 and fiscal year ended March 31, 2007, a substantial percentage of our revenue resulted from sales to a small number of customers. One customer accounted for 62% of our revenue for the fiscal year ended March 31, 2008 and three customers accounted for 70% of our revenue for the fiscal year ended March 31, 2007. No other customer accounted for more than 10% of our revenue during the respective periods.

        Cost of Revenue, Gross Profit (Loss) and Gross Margin.    The following table sets forth total cost of revenue, gross profit (loss) and gross margin for the fiscal years ended March 31, 2008 and March 31, 2007.

	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007	Change 2008 versus 2007	Percentage Change 2008 versus 2007
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$150,031	$36,284	$113,747
Polysilicon business	1,678	—	1,678

Total	$151,709	$36,284	$115,425	318%

Gross profit (loss)
Photovoltaic business	$94,021	$23,835	$70,186
Polysilicon business	(1,678)	—	(1,678)

Total	$92,343	$23,835	$68,505	287%

Gross margin
Photovoltaic business	39%	40%
Polysilicon business	*	*
Overall	38%	40%

*not meaningful

        Cost of revenue increased 318% to $151.1 million for the fiscal year ended March 31, 2008 from $36.3 million for the fiscal year ended March 31, 2007. Gross profit increased 287% to $92.3 million for the fiscal year ended March 31, 2008 from $23.8 million for the fiscal year ended March 31, 2007. These increases were largely the result of increased photovoltaic revenue, primarily DSS units in the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007.

        Gross profit as a percentage of revenue, or gross margin, for our photovoltaic business decreased to 39% for the fiscal year ended March 31, 2008 from 40% for the fiscal year ended March 31, 2007. Gross margin decreased primarily due to (i) a $2.5 million non-recurring increase to our cost of goods sold as we utilized inventory, the book value of which had been increased to fair value at the date of the Acquisition, (ii) a fourth quarter provision of approximately $6.7 million relating to the enhancement of our DSS product that consists of hardware and software improvements designed to improve operating safety that we offered free of charge to all customers worldwide, and (iii) lower than expected gross profit with respect to a completed turnkey contract in the fiscal year ended March 31, 2008 of approximately $3.6 million consisting of additional costs of $2.1 million as a result of the unsatisfactory performance of certain third party equipment and $1.5 million of higher than expected costs associated with polysilicon required to be delivered under the contract. We do not typically provide polysilicon to customers and currently have no commitments to provide polysilicon to customers. These decreases in gross margin were offset in part by higher gross margins on our new DSS 450 unit.

        During the fiscal year ended March 31, 2008, and March 31, 2007 we did not recognize any revenue on products shipped in our polysilicon business but we did record cost of revenue during the fiscal year ended March 31, 2008 of approximately $1.7 million for excess inventory due to engineering changes. Our gross margins tend to vary depending on the size of the contracts and the negotiated terms of the contract.

        Research and Development.    The following table sets forth research and development expenses for the fiscal years ended March 31, 2008 and March 31, 2007.

	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007	Change 2008 versus 2007	Percentage Change 2008 versus 2007
	(dollars in thousands)
Research and development
Photovoltaic business	$3,977	$3,810	$167
Polysilicon business	6,540	—	6,540

Total	$10,517	$3,810	$6,707	176%

        Research and development expenses were $10.5 million for the fiscal year ended March 31, 2008, compared to $3.8 million for the fiscal year ended March 31, 2007, an increase of 176%. The increase was a result of increased labor and material spending associated with the development of new polysilicon business products, particularly our CVD reactor technology, while we continued the development of our next-generation DSS product.

        Selling and Marketing.    The following table sets forth selling and marketing expenses for the fiscal years ended March 31, 2008 and March 31, 2007.

	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007	Change 2008 versus 2007	Percentage Change 2008 versus 2007
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$6,872	$5,649	$1,223
Polysilicon business	3,580	2,098	1,482

Total	$10,452	$7,747	$2,705	35%

        Selling and marketing expenses increased 35% to $10.5 million for the fiscal year ended March 31, 2008 from $7.7 million for the fiscal year ended March 31, 2007. The increase was the result of increased sales commissions payable to sales representatives as a result of the increased sales and bookings in the fiscal year ended March 31, 2008 related to both photovoltaic products and CVD reactors. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized.

        General and Administrative.    General and administrative expenses increased 103% to $21.4 million for the fiscal year ended March 31, 2008 from $10.6 million for the fiscal year ended March 31, 2007. The increase was the result of increased staffing to provide the infrastructure necessary to support our growth and increases in the cost of variable compensation programs that partially fluctuate with our profitability. Additionally, for the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007 stock compensation expense increased from $1.2 to $1.8 million primarily due to the variable nature of the stock options awarded to non-employees and additional awards granted in the fiscal year ended March 31, 2008.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets decreased to $3.0 for the fiscal year ended March 31, 2008 from $15.4 million for the fiscal year ended March 31, 2007. The decrease reflects that a significant portion of the intangible assets recorded in connection with the Acquisition was attributed to order backlog which was amortized over a period of fifteen months and which was fully amortized in the fiscal year ended March 31, 2007.

        Interest Income.    During the fiscal year ended March 31, 2008, we earned $6.5 million in interest income, and during the fiscal year ended March 31, 2007, we earned $1.7 million in interest income. We typically invest our excess cash in exchange traded money market mutual funds. Interest income increased due to higher cash and cash equivalent balances in the fiscal year ended March 31, 2008 compared to lower cash and cash equivalent balances in the fiscal year ended March 31, 2007.

        Interest Expense.    During the fiscal year ended March 31, 2008, we recorded interest expense of $1.7 million, and during the fiscal year ended March 31, 2007, we recorded interest expense of $2.5 million. This decrease was attributable to the repayment of the $15.0 million notes payable in April 2007 offset in part by the interest component of foreign exchange forward contracts.

        Other Income (Expense), Net .    During the fiscal year ended March 31, 2008, other expense, net was $1.2 million, of which $1.6 million related to costs associated with our initial public offering, which was partially offset by gains on foreign exchange of $0.5 million. During the fiscal year ended March 31, 2007, other expense, net was $5.7 million , which was primarily costs associated with the abandoned admission for trading of our common stock on the AIM and costs associated with our planned initial public offering which was partially offset by royalty income under a co-marketing agreement with a crucible supplier.

  Provision for Income Taxes.

        Our effective income tax rate was an expense of 29% in the fiscal year ended March 31, 2008 and a benefit of 9% in the fiscal year ended March 31, 2007. The tax benefit rate in the fiscal year ended March 31, 2007 was lower than statutory rates principally due to non-deductible offering costs and valuation allowances against federal and state deferred tax assets. The tax expense rate in the fiscal year ended March 31, 2008 was lower than the statutory rate principally due to non-taxable interest income, our ability to recognize previously reserved federal and state deferred tax assets and a federal tax deduction based on manufacturing activities undertaken in the United States.

        We operate a wholly-owned subsidiary in the Pudong New District of the Peoples Republic of China that provides installation and customer support services to our customers in Asia. The applicable income tax rate through December 31, 2007 was 15%, pursuant to Paragraph 5 of Regulation of Pudong New District on Encouraging Foreign Investors to establish their companies in the District (the "tax holiday"). The tax holiday expired on December 31, 2007 and the new statutory tax rate will increase to 25% ratably over the next five years.

        Net Income (loss).    As a result of the foregoing factors, for the fiscal year ended March 31, 2008, we recorded net income of $36.1 million compared to a net loss of $(18.4 million) for the fiscal year ended March 31, 2007.

Liquidity and Capital Resources

        Our combined cash and cash equivalents and restricted cash balances decreased by $111.8 million during the fiscal year ended March 28, 2009, from $218.9 million as of March 31, 2008 to $107.1 million as of March 28, 2009. Of this amount, restricted cash declined by $164.0 million due to a change in the required collateral necessary to secure existing standby letters of credit, or standby LOCs, as a result of our new senior credit facility discussed below. Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies.

        We generally collect between 20% and 40% of our sales contracts as an upfront deposit when a customer places an order. In connection with deposits we receive from our customers, we may be required to provide a standby letter of credit ("LOC") as security for their deposit. During the period from April 2006 to September 2007 we used a senior secured revolving credit facility that provided for up to $70.0 million in borrowings and standby letters of credit. Although we had not borrowed any amounts under the senior credit facility, we used the senior credit facility to issue standby letters of credit against customer deposits. On September 24, 2007, we elected to terminate this credit facility. From September 24, 2007 to July 29, 2008, we collateralized our standby letters of credit with restricted cash. The practice of using cash to collateralize our standby LOCs had a negative impact on the working capital available to us and, therefore, on July 29, 2008, we entered into a senior credit facility with a syndicate of financial institutions, which permits revolving credit borrowings as well as the issuance of standby letters of credit without providing cash collateral. (See "—Senior Credit Facility" below). The restrictions on our cash balances decreased during fiscal 2009 as we began utilizing this new facility. As of March 28, 2009, all of our standby LOCs had been issued under our credit facility and, as a result, we no longer had the restrictions on our cash. Generally, a standby LOC expires upon shipment to the customer.

        On July 29, 2008, we also entered into a cash-collateralized letter of credit facility which we intend to use to issue additional standby letters of credit collateralized with restricted cash only if we do not have availability under the senior credit facility to issue letters of credit. For a summary of the terms of these credit facilities, see "—Senior Credit Facility" and "—Cash-Collateralized Letter of Credit Facility" below.

        Net cash provided by operating activities in each of the fiscal years ended March 28, 2009, March 31, 2008 and March 31, 2007 has allowed us to fund working capital requirements without significant net borrowings. We manage our cash inflows through the use of customer deposits and milestone billings that allow us in turn to meet our cash outflow requirements, which consist primarily of vendor payments and prepayments for contract related costs (raw material and components costs) and payroll and overhead costs as we perform on our customer contracts. Customer deposits are initially classified as deposits, and then reclassified to deferred revenue when equipment has been shipped or services have been provided, but revenue has not yet been recognized. We generally make advances to suppliers after the corresponding deposit is received from our customers.

        Our principal uses of cash are for raw materials and components, wages, salaries and investment activities, such as the purchase of property, plant and equipment. We outsource a significant portion of our manufacturing and therefore we require minimal capital expenditures to meet our production demands. Capital expenditures have represented 1.9%, 1.8% and 3.0% of revenue in the fiscal years ended March 28, 2009, March 31, 2008 and March 31, 2007, respectively. Our capital expenditures for our fiscal year ended March 28, 2009 and March 31, 2008, and March 31, 2007 were approximately $10.5 million, $4.5 million and $1.8 million respectively, which were used primarily for improving our business systems and improving our principal facility. Our total capital expenditures in our fiscal year ending April 3, 2010 are expected to be approximately $5.0 million, consisting primarily of improvements to our business information systems and expansion of our facilities in China and Montana.

        We believe that cash generated from operations together with our existing cash and customer deposits and any borrowings under our senior credit facilities will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other cash requirements for the foreseeable future, including at least the next twelve months.

  Cash Flows

        The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 8 of this Annual Report on Form 10-K. The following table summarizes our primary sources of cash in the periods presented:

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$152,872	$1,532	$70,659
Investing activities	(10,959)	(4,841)	(2,324)
Financing activities	(89,614)	(15,934)	(305)
Effect of foreign exchange rates on cash	10	23	3

Net increase (decrease) in cash and cash equivalents	$52,309	$(19,220)	$68,033

        Operating Activities.    For the fiscal year ended March 28, 2009 our cash provided by operations was $152.9 million which is primarily due to the release of restricted cash of $164.0 million. Other significant sources of cash included $88.0 million of net income, $77.5 million of a net increase in deferred revenue less deferred costs primarily related to the shipment of our polysilicon reactors and depreciation and amortization of $5.1 million. The significant uses of cash were an increase in inventory and advance payments on inventory purchases of $108.5 million as we continued to ramp up production to fulfill our backlog, an increase in accounts receivable of $4.4 million, a decrease in customer deposits of $41.0 million and an increase in deferred taxes of $25.0 million. In addition, we used cash for income taxes of approximately $90.9 million of which $40.3 million is refundable in fiscal year ending April 3, 2010 due to an election of a change in accounting method for tax purposes. We continue to manage our cash flows from operations by balancing the receipt of customer deposits and prepayments with advances made to our vendors and inventory purchases.

        For the fiscal year ended March 31, 2008 our operations generated $1.5 million in cash. Our restricted cash balances increased by $154.7 million representing a significant use of cash during this period as we were required to collateralize our standby LOCs with available cash. The significant sources of cash included $36.1 million of net income, $35.6 million of an increase in deferred revenue less deferred costs primarily related to the shipment of our recently introduced DSS 450 furnace, an increase in customer deposits of $171.6 million, an increase in accounts payable and accrued expenses of $41.1 million and depreciation and amortization of $4.1 million. Other significant uses of cash were an increase in inventory and advance payments on inventory purchases of $87.3 million as we continued to ramp up production to fulfill our backlog, an increase in accounts receivable of $46.9 million. In addition, we used cash for income taxes of approximately $21.3 million.

        For the fiscal year ended March 31, 2007, our operations generated $70.7 million in cash. Our restricted cash balances increased by $8.8 million during this period as we were required to cash collateralize our standby LOCs, which reduced cash provided by operations. The significant sources of cash included $14.8 million of an increase in deferred revenue less deferred costs related primarily to the shipment of our recently introduced DSS 450 furnace, an increase in our customer deposits of $88.6 million and an increase in accounts payable and accrued expenses of $6.2 million. The significant uses of cash were an increase in inventory and advance payments on inventory purchases of $17.4 million as we began to ramp up production to fulfill our backlog, an increase in accounts receivable of $8.8 million.

        Investing Activities.    For the fiscal year ended March 28, 2009 cash used in investing activities was $11.0 million, consisting primarily of capital expenditures of $10.5 million as we completed the expansion of our New Hampshire headquarters and manufacturing facility as well as installation of our ERP system.

        During the fiscal year ended March 31, 2008, we used $4.8 million for investing activities that included capital expenditures of $4.5 million for equipment and plant improvements as well as intangible assets of $0.5 million related to our CVD reactor technology.

        During the fiscal year ended March 31, 2007, we used $2.3 million for investing activities that included the purchase of property, plant and equipment, as well as intangible assets related to our CVD reactor technology.

        We outsource a significant portion of our manufacturing, and therefore we require minimal capital expenditures to meet our production demands. We expect total capital expenditures in the fiscal year ending April 3, 2010 to be approximately $5.0 million, consisting primarily of improvements to our business information systems and expansion of our facilities both in Montana and China.

        Financing Activities.    For the fiscal year ended March 28, 2009 cash used in financing activities was $89.6 million of which $90.0 million was for the payment of a dividend to stockholders of record at June 30, 2008.

        During the fiscal year ended March 31, 2008, we used $15.9 million of cash for financing activities primarily to repay our $15.0 million senior secured exchangeable promissory note.

        During the fiscal year ended March 31, 2007, we used $0.3 million of cash for financing activities, as we refinanced our $15.0 million senior secured promissory note with a $15.0 million senior secured exchangeable promissory note and incurred debt issuance costs related to a credit facility.

Derivatives and Hedging Activities

        We enter into forward foreign exchange contracts to hedge operational exposures from the impact of changes on foreign currency exchange rates. These forward foreign exchange contracts are entered into to support purchases made in the normal course of business and accordingly are not speculative in nature.

        The notional amount of our Euro-denominated cash flow hedges was € 53.0 million at March 28, 2009. The notional amount of our Euro-denominated fair value hedges was €2.8 million at March 28, 2009. These contracts had a combined net fair value liability of $3.8 million at March 28, 2009 due primarily to changes in the Euro to U.S. dollar exchange rates. Changes in the fair value of our cash flow hedges are recognized in stockholders' equity as a component of accumulated other comprehensive income as these financial instruments qualify for hedge accounting. Changes in the fair value of our fair value hedges, are recognized in earnings as they occur.

Senior Credit Facility

        On July 29, 2008, we entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90.0 million, which is available for the borrowing of revolving loans and the issuance of standby LOCs (the "senior credit facility"); provided that the aggregate principal amount of revolving loans may not exceed $50.0 million at any time. The senior credit facility includes a sub-limit of $25.0 million for swingline loans. As of March 28, 2009, we had approximately $13.1 million of outstanding LOCs and no borrowings under the senior credit facility and $76.9 million of availability under the senior credit facility. The senior credit facility will mature on July 29, 2011.

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

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at our option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate and the federal funds rate plus 0.50%. We pay a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of March 28, 2009, the LIBOR rate, base rate and federal funds rate were 1.19%, 3.25% and 0.25%, respectively.

        The senior credit agreement that governs the senior credit facility contains financial covenants that require us to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The senior credit agreement also contains covenants, which, among other things, limit our ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments or enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. We were in compliance with all of these covenants as of March 28, 2009, except for the requirement to submit certain budgetary information which was subsequently cured by delivery.

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

Cash-Collateralized Letter of Credit Facility

        On July 29, 2008, we also entered into a letter of credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The letter of credit agreement provides for a three-year cash-collateralized letter of credit facility in an aggregate principal amount of up to $150.0 million, which is available for the issuance of cash-collateralized standby LOCs. The letter of credit facility may be increased by an aggregate amount of up to $50.0 million, at our election, with additional commitments from the lenders under the letter of credit facility or from new financial institutions, if no default or event of default exists under the letter of credit facility. We may exercise the option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10.0 million and integral multiples of $5.0 million in excess thereof. We pay letter of credit fees equal to 0.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of March 28, 2009, we had no letters of credit outstanding under this facility.

        The letter of credit facility is secured by an amount of cash equal to the maximum aggregate amount available to be drawn under the outstanding standby letters of credit, which amount is pledged and delivered by us to the administrative agent for the benefit of all lenders. The letter of credit facility contains customary covenants, which among other things limit our ability to: incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant's or its subsidiaries' assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility. We were in compliance with all of these covenants as of March 28, 2009.

Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        As of March 28, 2009, we had approximately $13.1 million of standby letters of credit outstanding issued under our senior credit facility representing performance guarantees issued against customer deposits. These standby letters of credit are scheduled to expire within the next twelve months and have not been included in the consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

        Under generally accepted accounting principles as used in the United States, some obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity.

        The following table reflects our contractual obligations and commercial commitments as of March 28, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating lease obligations(a)	$1,692	$619	$953	$120	—
Purchase commitments under agreements(b)(c)	343,825	323,082	20,743	—	—
Other long-term liabilities reflected on our balance sheet(d)(e)	2,640	235	2,405	—	—

Total	$348,157	$323,936	$24,101	$120	—

(a)
These amounts represent our minimum operating lease payments due under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 28, 2009. For additional information about our operating leases, refer to Note 13 of the Notes to Consolidated Financial Statements.

(b)
Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon and photovoltaic raw materials and ancillary equipment. These agreements specify future quantities and pricing of products to be supplied by the vendors and there are consequences in the event that we terminate the arrangements. In line with industry practice, certain portions of the purchase commitments are satisfied in advance of the delivery of goods in the form of prepayments, which are then offset against future orders upon delivery. As of March 28, 2009, our outstanding prepayments under certain of these purchase commitments amounted to $120.2 million. In some of these cases the pricing terms are negotiated by the parties on a periodic basis.

(c)
We are in the process of rescheduling and/or cancelling commitments to our vendors to procure materials in the photovoltaic business to reflect our reduced production plan for the fiscal year ended April 3, 2010 as compared to the fiscal year ended March 28, 2009, which we expect will result in lower purchase commitments under agreements after March 28, 2009 than the amounts shown in the table above.

(d)
Other long-term liabilities reflected on our balance sheet relate to a liability related to commissions payable and a non-compete agreement.

(e)
Obligations for income tax uncertainties pursuant to FIN No. 48 of approximately $442,000 are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard applies only when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on our consolidated results of operations or financial position (Refer to Note 19 for additional information). In addition, we are required to apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective for the interim periods in fiscal years beginning after November 15, 2008 and are currently evaluating the impact that adoption of SFAS No. 157, for measuring nonfinancial assets and liabilities, will have on our financial position and results of operations.

        In February 2007, FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 allows entities to measure many financial instruments and certain other items at their fair value. We elected not to change the accounting for our financial instruments and therefore SFAS No. 159 did not have a material impact on our financial position or results of operations.

        In September 2007, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF Issue No. 07-03"). EITF Issue No. 07-03 addresses the diversity which exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. Under EITF Issue No. 07-03 an entity would defer and capitalize nonrefundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The adoption of EITF Issue No. 07-03 as of April 1, 2008 did not have a material impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," or SFAS No. 141R. This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R became effective for business combinations entered into during fiscal years beginning on or after December 15, 2008 and thereafter and does not have any impact on business combinations prior to such date.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only addresses disclosure requirements, the adoption of SFAS No. 161 did not impact our consolidated results of operation or consolidated financial position (Refer to Note 20 for additional information).

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

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) the internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately. The adoption of FSP 157-3 did not have a material effect on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

        We enter into forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to hedge portions of our anticipated foreign currency denominated inventory purchases. These contracts typically expire within 12 months. Consistent with the nature of the economic hedges provided by these forward foreign exchange contracts, increases or decreases in their fair values would be effectively offset by corresponding decreases or increases in the U.S. dollar value of our future foreign currency denominated inventory purchases (i.e., "hedged items"). The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items.

        Currently, our largest foreign currency exposure is the Euro, primarily from foreign currency denominated purchases from vendors located in Europe. As of March 28, 2009 we had Euro ("EUR") forward foreign exchange contracts with notional amounts of EUR 55.9 million. As of March 28, 2009, the fair value and carrying amount of our forward foreign exchange contracts was a net liability of $3.8 million all of which expire within twelve months. Relative to our foreign currency exposures existing at March 28, 2009, a 10% appreciation of the Euro against the U.S. dollar would result in an increase in the fair value of these derivative financial instruments of approximately $7.4 million. Conversely, a 10% appreciation of the U.S. dollar against the Euro would result in a decrease in the fair value of these instruments of approximately $7.4 million.

Item 8.    Financial Statements and Supplementary Data

GT Solar International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 28, 2009	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$107,148	$54,839
Restricted cash	—	164,028
Accounts receivable, net of allowance for doubtful accounts of $401 and $31, respectively	57,552	62,407
Inventories	103,476	37,518
Deferred costs	174,961	105,154
Advances on inventory purchases	120,227	77,635
Deferred income taxes	25,498	29,684
Refundable income taxes	40,329	—
Prepaid expenses and other current assets	2,825	6,625

Total current assets	632,016	537,890
Property, plant and equipment, net	18,856	10,433
Other assets	940	74
Intangible assets, net	6,368	9,024
Deferred cost	36,643	—
Goodwill	42,600	43,190

Total assets	$737,423	$600,611

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$50,832	$37,992
Accrued expenses	15,695	16,725
Customer deposits	222,654	263,628
Deferred revenue	285,005	164,190
Accrued income taxes	158	22,316

Total current liabilities	574,344	504,851
Deferred income taxes	15,647	3,380
Deferred revenue	63,122	—
Other non-current liabilities	2,405	739

Total liabilities	655,518	508,970
Commitments and contingencies (Note 13)	—	—
Stockholders' equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 143,048 and 142,375 shares issued and outstanding as of March 28, 2009 and March 31, 2008 respectively	1,431	1,424
Additional paid-in capital	80,070	73,817
Accumulated other comprehensive (loss) income	(8,389)	5,584
Retained earnings	8,793	10,816

Total stockholders' equity	81,905	91,641

Total liabilities and stockholders' equity	$737,423	$600,611

The accompanying notes are an integral part of these consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Revenue	$541,027	$244,052	$60,119
Cost of revenue	326,358	151,709	36,284

Gross profit	214,669	92,343	23,835
Operating expenses:
Research and development	18,323	10,517	3,810
Selling and marketing	17,469	10,452	7,747
General and administrative	32,228	21,435	10,562
Amortization of intangible assets	3,105	3,018	15,446

Total operating expenses	71,125	45,422	37,565
Income (loss) from operations	143,544	46,921	(13,730)
Other income (expense):
Interest income	5,485	6,543	1,686
Interest expense	(837)	(1,651)	(2,460)
Other, net	(6,012)	(1,244)	(5,667)

Income (loss) before income taxes	142,180	50,569	(20,171)
Provision for (benefit from) income taxes	54,212	14,464	(1,816)

Net income (loss)	$87,968	$36,105	$(18,355)

Income (loss) per share
Basic	$0.62	$0.25	$(0.13)
Diluted	$0.61	$0.25	$(0.13)
Dividends paid per common share	$0.632	—	—
Shares used to compute income (loss) per share
Basic	142,582	142,290	142,290
Diluted	144,471	144,059	142,290

The accompanying notes are an integral part of these consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Stockholders' Equity	Total Comprehensive Income (Loss)
	Shares	Par Value
Balance at March 31, 2006	142,290	$1,423	$69,338	$(6,934)	—	$63,827
Net loss				(18,355)		(18,355)	$(18,355)
Other comprehensive income (loss)—cash flow hedge of foreign exchange (net of taxes of $12)					$(18)	(18)	(18)
Foreign currency translation adjustment					3	3	3
Stock compensation			1,641			1,641

Balance at March 31, 2007	142,290	$1,423	$70,979	$(25,289)	$(15)	$47,098	$(18,370)

Net income				36,105		36,105	$36,105
Other comprehensive income (loss)—cash flow hedge of foreign exchange (net of taxes of $3,798)					5,575	5,575	5,575
Foreign currency translation adjustment					24	24	24
Stock compensation			2,839			2,839
Issuance of restricted stock	85	1	(1)			—

Balance at March 31, 2008	142,375	$1,424	$73,817	$10,816	$5,584	$91,641	$41,704

Net income				87,968		87,968	$87,968
Other comprehensive income (loss)—cash flow hedge of foreign exchange (net of taxes of $8,517)					(14,060)	(14,060)	(14,060)
Foreign currency translation adjustment					87	87	87
Stock compensation			4,806			4,806
Option exercises	673	7	1,170			1,177
Common stock dividend				(89,991)		(89,991)
Excess tax benefits from stock activity			277			277

Balance at March 28, 2009	143,048	$1,431	$80,070	$8,793	$(8,389)	$81,905	$73,995

The accompanying notes are an integral part of these consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Operating activities
Net income (loss)	$87,968	$36,105	$(18,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization expense	3,105	3,018	15,446
Depreciation expense	2,006	1,034	621
Deferred income tax expense (benefit)	24,971	(24,643)	(8,128)
Provision for doubtful accounts	457	—	107
Accrued interest	—	—	934
Stock based compensation expense	4,806	2,839	1,641
Other adjustments, net	320	712	135
Changes in operating assets and liabilities:
Restricted cash	164,028	(154,706)	(8,755)
Accounts receivable	4,416	(46,930)	(8,795)
Inventories	(65,885)	(28,899)	(603)
Deferred costs	(106,450)	(63,910)	(25,793)
Advances on inventory purchases	(42,592)	(58,394)	(16,754)
Notes receivable	—	2,347	(111)
Prepaid expenses and other current assets	(961)	1,414	(49)
Accounts payable and accrued expenses	7,130	41,097	6,189
Customer deposits	(40,979)	171,629	88,580
Deferred revenue	183,937	99,523	40,591
Accrued income taxes	(22,168)	18,819	3,582
Refundable income taxes	(40,329)	—	15
Other liabilities, net	(10,908)	477	261

Net cash provided by operating activities	152,872	1,532	70,659

Investing activities
Purchases of property, plant and equipment	(10,509)	(4,483)	(1,801)
Other investing activities, net	(450)	(358)	(523)

Net cash used in investing activities	(10,959)	(4,841)	(2,324)

Financing activities
Proceeds from note payable	—	—	15,000
Payments of notes payable	—	(15,934)	(15,000)
Payment of dividends to stockholders	(89,991)	—	—
Payment of debt issuance costs	—	—	(305)
Credit facility issuance costs	(1,077)	—	—
Proceeds from exercise of stock options	1,177	—	—
Excess tax benefits from stock-based award activity	277	—	—

Net cash used in financing activities	(89,614)	(15,934)	(305)
Effect of foreign exchange rates on cash	10	23	3

Increase (decrease) in cash and cash equivalents	52,309	(19,220)	68,033
Cash and cash equivalents at beginning of period	54,839	74,059	6,026

Cash and cash equivalents at end of period	$107,148	$54,839	$74,059

Non-cash transactions:
Change in goodwill relating to adjustments to acquired net assets	$590	—	—
Supplemental disclosures of cash flow information:
Cash paid for interest	$154	$1,076	$1,396
Cash paid for income taxes, net of refunds	$90,866	$21,258	$2,750

The accompanying notes are an integral part of these consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 28, 2009

(In thousands, except per share data)

1. Organization

        GT Solar International, Inc. and Subsidiaries (the "Company" or "Successor"), designs and manufactures specialized manufacturing equipment and provides services essential for the production of photovoltaic, wafers, cells and modules and polysilicon. The Company's principal products are directional solidification systems, or DSS units, and chemical vapor deposition, or CVD, reactors. On September 27, 2006, the Company became the parent company of its principal operating subsidiary, GT Solar Incorporated (the "Reorganization Merger"), through a transaction that is more fully described below. Effective August 9, 2006, GT Solar Incorporated changed its name from GT Equipment Technologies, Inc. to GT Solar Incorporated.

        Effective January 1, 2006, all of the outstanding capital stock of the Company's accounting predecessor (the "Predecessor") was acquired by GT Solar Holdings, LLC for $82,859 (the "Acquisition"). The Acquisition was financed by the issuance of debt (see Note 9) and the sale of shares. The accompanying financial information reflects the consolidated financial position, results of operations and cash flows of the Company subsequent to the date of the Acquisition and includes adjustments required under the purchase method of accounting. In accordance with the requirements of purchase accounting, the assets and liabilities of the Company were adjusted to their estimated fair values and the resulting goodwill of $43,190 was recorded as of the transaction date.

        On September 27, 2006, the Company entered into the Agreement and Plan of Merger with GT Solar Incorporated and GT Solar Merger Corp., a newly formed wholly owned subsidiary of the Company, pursuant to which GT Solar Merger Corp, was merged with and into GT Solar Incorporated, with GT Solar Incorporated as the surviving corporation in the merger. In the Reorganization Merger, each outstanding share of common stock of GT Solar Incorporated was converted into one share of common stock of the Company, and each option to acquire a share of common stock of GT Solar Incorporated was converted into an option to acquire one share of common stock of the Company. Each outstanding share of common stock of GT Solar Merger Corp. was converted in the Reorganization Merger into one share of common stock of GT Solar Incorporated.

        Immediately following, and as a result of, the Reorganization Merger, GT Solar Incorporated was a wholly owned direct subsidiary of the Company, and the Company was a wholly-owned direct subsidiary of GT Solar Holdings, LLC. Prior to the Reorganization Merger, GT Solar International, Inc. did not conduct any operations or own any material assets.

        In July 2008 the Company completed an initial public offering of 30,300 shares of common stock by certain of its stockholders.

        The Company is headquartered in Merrimack, NH and sells its products worldwide. The Company also has locations in Missoula, Montana and Shanghai and Beijing, China.

2. Significant Accounting Policies

        Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. In January 2007, the Company established a foreign sales and service operation through a subsidiary in China. The functional currency for the Company's China operation is the

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

applicable local currency. Gains and losses resulting from translation of this foreign currency into U.S. dollars are recorded in accumulated other comprehensive loss.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, DSS enhancement program accruals, warranty obligations, contingencies and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The intent is to accurately state assets and liabilities given facts known at the time of valuation. These assumptions may prove incorrect as facts change in the future. Actual results may differ materially from these estimates under different assumptions or conditions.

        Change of Fiscal Year End.    Effective April 1, 2008 the Company elected to change its reporting period to be based on a 52-week year that ends on the Saturday closest to March 31, which in certain years results in a 53-week fiscal year. The Company's quarterly reporting will include 13 week periods, unless otherwise noted. The fiscal year ending April 3, 2010 will have 53 weeks, with the extra week occurring in the fourth quarter of that year. The Company will continue to use the terms quarterly, monthly, and annual in describing its financial results.

        Cash Equivalents.    The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

        Accounts Receivable and Allowance for Doubtful Accounts.    The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. Where the Company is aware of a customer's inability to meet its financial obligations, it specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company's policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed-upon invoice terms. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

        Fair Value of Financial Instruments.    The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term maturities. Foreign currency derivatives are carried at fair value based on quoted market prices for financial instruments with similar characteristics.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentration of credit risk include exchange traded money market fund investments. These investments are categorized as cash and cash equivalents. In addition, the Company has credit risk from derivative financial instruments used in hedging activities and accounts receivable. The Company invests in a variety of financial instruments and limits the amount of financial exposure to any one financial institution. The Company has a comprehensive credit policy in place and exposure to credit risk in monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. The credit risk from derivative financial instrument is described further under the following caption—Derivative Financial Instruments and Hedging Instruments.

        Inventories.    Inventories are stated at the lower of cost or market. The cost of inventory is determined using the first-in, first-out (FIFO) method. The Company records excess and obsolete inventory charges for both inventory on site as well as inventory at contract manufacturers and suppliers where the Company has non-cancelable purchase commitments.

        Property, Plant and Equipment.    Land, land improvements, buildings and manufacturing and equipment are stated at cost. Depreciation is provided, primarily using the straight-line method, over estimated useful lives, ranging from 3 to 15 years for manufacturing and equipment, furniture and fixtures and up to 40 years for buildings. Leasehold improvements are capitalized and depreciated over the lesser of the useful life or the initial lease term.

        Intangibles and other Long-Lived Assets.    The Company accounts for intangibles and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires companies to (i) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. The Company does not believe that any of its long-lived assets or intangibles are impaired as of March 28, 2009.

        Goodwill.    Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and other Intangible Assets. Under SFAS No. 142, the Company performs an annual assessment of its goodwill as of the beginning of the fourth fiscal quarter for impairment or whenever events or changes in circumstances indicate there might be an impairment.

        Goodwill is evaluated at the reporting unit level and is entirely attributable to the Company's photovoltaic business. The evaluation for impairment is performed by comparing the carrying amount of these assets to their estimated fair value. If the carrying amounts exceed the reporting unit fair value, then the second step of the goodwill impairment test is performed to determine the amount of the impairment loss. At March 28, 2009, the Company has determined that there is no impairment of goodwill. Should an impairment occur in the future, goodwill would be adjusted to its fair value.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        During the fiscal year ended March 28, 2009 the Company completed tax studies that resulted in the recognition of additional tax benefits, of which $590 related to periods prior to January 1, 2006, the date of the Acquisition. Therefore, such amount has been allocated as a reduction to goodwill.

        Warranty.    The Company's polysilicon products are sold with a standard warranty typically for a period not exceeding twenty-four months from delivery. The Company's photovoltaic products are generally sold with a standard warranty for a period equal to the shorter of: (i) twelve months from the date of acceptance by the customer; or (ii) fifteen months from the date of shipment. The warranty is typically provided on a repair or replacement basis and is not limited to products or parts manufactured by the Company. The Company accrues an estimate of the future costs of meeting warranty obligations when products are shipped. The Company makes and revises this estimate based on the number of units under warranty and our historical experience with warranty claims.

        Derivative Financial Instruments and Hedging Instruments.    The Company enters into forward foreign exchange contracts to hedge operational exposures from the impact of changes in foreign exchange rates. Such exposures result primarily from purchase orders for inventory and equipment that are denominated in currencies other than the U.S. dollar, primarily the Euro. These foreign exchange forward contracts are entered into to support purchases made in the normal course of business, and accordingly, are not speculative in nature. The Company's hedges relate to anticipated transactions, are designated and documented at the inception of the respective hedges as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and are evaluated for effectiveness quarterly.

        The Company records all derivative financial instruments in the consolidated financial statements in other current assets or accrued liabilities, depending on their net position, at fair value. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in stockholders' equity as a component of accumulated other comprehensive income ("AOCI") or loss depending on whether the derivative financial instrument qualifies for hedge accounting. The effective portion of any changes in the fair value of forward contracts that have been designated and qualifies as cash flow hedges is recorded in AOCI until the hedged transaction occurs or the recognized currency transaction affects earnings. Once the hedged transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from AOCI to the Company's Consolidated Statements of Operations. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items.

        Hedge accounting is discontinued when it is determined that a derivative instrument is no longer effective. Any gains or losses that were accumulated in other comprehensive income from hedging a forecasted transaction will be recognized immediately in current period earnings due to changes in expectations on the original forecasted transaction.

        Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate or interest rate movements is expected to offset the market risk of

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company's foreign exchange instruments are major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by the counterparties because the Company monitors the credit rating of such counterparties. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of the contracts) are generally limited to the amounts, if any, by which the counterparty's obligations under the contracts exceed the obligations of the Company to the counterparty.

        Income Taxes.    The Company provides for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is considered more likely than not.

        Effective April 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The impact of adoption of FIN 48 is more fully described in Note 11. The Company recognizes interest expense and penalties related to unrecognized tax benefits within income tax expense.

        The Company reclassifies tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statement of cash flows.

        Share-Based Compensation.    The Company grants stock options, restricted stock and restricted stock units at the discretion of the Board of Directors, to certain key employees and certain members of the Board of Directors.

        Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on the estimated fair market values of the underlying instruments. Accordingly, stock-based compensation cost is measured for employees at the grant date, based upon the fair value of the award, and is recognized as expense on a straight line basis over the requisite service period. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the standard as of April 1, 2006. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods were not restated for this adoption. The Company performed

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

contemporaneous valuations in connection with share-based awards granted prior to the July 2008 initial public offering.

        The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123, Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Accordingly, the Company will be required to remeasure the fair value of the equity instrument at each reporting period prior to vesting and finally at the vesting date of the equity instruments.

        The Company uses the Black-Scholes option pricing model (Black-Scholes) to value its stock options. Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The Company refers to restricted stock and restricted stock units as "restricted shares." A holder of restricted stock generally has all of the rights of a stockholder. Restricted stock is common stock that is considered issued and outstanding but is not fully transferable until certain conditions have been met, primarily the passage of time and continued employment or engagement with the Company during a predetermined vesting period set by the compensation committee (the "restricted period"). A restricted stock unit is a grant representing the right to receive a share of common stock upon vesting of the restricted stock unit and satisfaction of other conditions but for which no share of common stock is issued until the restricted stock unit vests and any other applicable conditions are satisfied. A holder of a restricted stock unit does not have any rights of a stockholder until the restricted stock unit vests and is converted to common stock. The fair value of restricted shares are based on the market price of the Company's stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally two to four years. Unvested restricted shares and restricted stock units are forfeited in the event of termination of employment or engagement with the Company.

        Share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures (estimated at approximately 5.9% for both periods). SFAS No. 123(R) requires forfeitures to be estimated at the time of initial grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical activity, as it believes that these forfeiture rates are indicative of its expected forfeiture rate. All options granted since December 31, 2005 have been accounted for under the fair value method and all options of the Predecessor were redeemed at fair value in connection with the Acquisition (see Note 1), therefore the Company did not need to provide additional disclosure for the transition from the intrinsic value approach to the fair value approach.

        Customer Deposits and Payment Terms.    The Company's payment terms with customers typically include a deposit of between 20% and 40% of the total contract value which is recorded as customer deposits until such time as the products are shipped. The Company sometimes is requested by its customers to issue

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

letters of credit in order to secure customer deposits. Generally, such a letter of credit expires upon shipment to the customer. Upon shipment, the Company will invoice all but the final 5% to 20% for each product shipped with the remainder due upon customer acceptance. The Company's contracts with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In instances where customers raise concerns over delivered products or services, the Company has endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

        At March 28, 2009, the Company had $13,132 of standby letters of credit outstanding representing primarily performance guarantees issued against customer deposits. These standby letters of credit have not been included in the consolidated financial statements and have been issued under the senior credit facility.

        Revenue Recognition.    The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104 and Emerging Issues Task Force (EITF) No. 00-21 Revenue Arrangements with Multiple Deliverables. In addition to the matters discussed in the following paragraphs, the Company recognizes revenue provided title and risk of loss have passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. The Company's revenue recognition policies for established products differ from its newer products.

        For most products, a portion of the total sales price (typically 10%) is not due until installation and customer acceptance occurs. For products the Company considers to be "established," the Company recognizes upon delivery revenue equal to the lesser of the amount allocated to the equipment or the contractual amount due (typically 90%) with the remainder recognized upon customer acceptance. For products consider to be "new," revenue is recorded upon customer acceptance or at the time the product is determined to be established.

        Products are classified as "established" products if post-delivery acceptance provisions and the installation process have been determined to be routine, due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures. The majority of products are manufactured to a standard specification. To ensure contractual performance levels are satisfied, the products often are tested at the Company's manufacturing facility prior to shipment. To the extent that customers' conditions cannot be replicated in the Company's facilities or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as "new" for revenue recognition purposes.

        In determining when a "new" product is considered "established", the Company considers several factors including: the stability of the product's technology, the ability to test the product prior to shipment, successful installations at customers' sites, and the performance results once installed. The Company generally believes that the above coupled with a minimum of 3-5 successful customer installations and acceptances is necessary to support the conclusion that there are no uncertainties regarding customer acceptances and that the installation process can be considered perfunctory. These factors as well as the consideration of the ease of installation in different customer environments are all taken into consideration in determining whether a product should be classified as "established".

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        The majority of the Company's contracts involve the sale of equipment and services under multiple element arrangements. As provided for in EITF No. 00-21, revenue under multiple element arrangements is allocated to all elements based upon their relative fair values. To be considered a separate element, the product or service in question must represent a separate unit of accounting, and fulfill the following criteria: "(a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company." The Company's sales arrangements do not include a general right of return.

        As a part of its revenue arrangements, the Company sells certain equipment for which the Company has not been able to obtain objective evidence of fair value pursuant to EITF No. 00-21. If objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred until such evidence does exist, or until all elements are delivered, whichever is earlier assuming all other revenue recognition criteria are met. Once there is objective evidence of the fair value of undelivered elements, the amount allocated to equipment and parts is based on a residual method. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to equipment revenue.

        The Company has determined that installation and training services are not integral to the stand-alone value of its established products. Typically the Company performs training at the same time as the installation process. The value of the undelivered installation and training services is deferred at an amount that is the greater of (i) the estimated fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed. The amount allocated to installation and training is based upon the estimated time to complete the installation and training at the established fair value hourly rates. Objective evidence of fair value for these services is based on what the Company charges for similar professional services and what third-party contractors would charge when performing similar services.

        The Company periodically enters into turnkey contracts where it provides all of the equipment necessary for a complete production line, whether equipment is manufactured by the Company or not. For turnkey contracts, revenue recognition is based upon production line acceptance, which requires an acceptance test period after all individual items are installed and accepted. Revenue is deferred until the specified output has been achieved which is determined through specific contractual testing measures and overall customer acceptance. Revenue is not recognized upon the delivery and acceptance of any individual element.

        Spare parts revenue is generally recognized upon shipment and services revenue is generally recognized as the services are provided.

        Deferred Revenue and Deferred Costs.    Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. Deferred costs represent costs related to deferred revenues and include the cost of manufactured or acquired inventory items, capitalized labor and related overhead for our turnkey contracts, and in certain cases shipping costs. The Company classifies as

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

long-term the portion of deferred revenue and deferred costs that are expected to be recognized beyond the next fiscal year.

        Shipping and Handling Costs.    The Company classifies third-party shipping costs as a component of cost of goods sold in its consolidated statements of operations. Amounts billed to customers for shipping and handling costs are included in net revenues in the consolidated statements of operations.

        Research and Development Costs.    Research and development costs are expensed as incurred.

        Recent Accounting Pronouncements.    In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard applies only when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on the Company's consolidated results of operations or financial position. In addition, the Company is required to apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities for interim periods in fiscal years beginning after November 15, 2008 and is currently evaluating the impact that adoption of SFAS No. 157, for measuring nonfinancial assets and liabilities, will have on its financial position and results of operations.

        In February 2007, FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 allows entities to measure many financial instruments and certain other items at their fair value. The Company elected not to change the accounting for its financial instruments and therefore SFAS No. 159 did not have a material impact on its financial position or results of operations.

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

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," or SFAS No. 141R. This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R became effective for business combinations entered into during fiscal years beginning on or after December 15, 2008 and thereafter and does not have any impact on business combinations prior to such date.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only addresses disclosure requirements, the adoption of SFAS No. 161 did not impact the Company's financial statements (Refer to Note 20 for additional information).

        In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect that the adoption of SFAS No. 162 will have a material impact on the Company's financial statements.

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) the company's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately. The adoption of FSP 157-3 did not have a material effect on the Company's financial statements.

        Reclassification.    Certain prior year amounts have been reclassified to conform to current year presentations.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

3. Intangible Assets

        Acquired intangible assets subject to amortization consisted of the following:

		March 28, 2009		March 31, 2008
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6 years	$4,200	$2,275	$4,200	$1,575
Technology	3-5 years	8,000	5,042	7,550	3,286
Order backlog	1.25 years	15,800	15,800	15,800	15,800
Trade names	6 years	2,400	1,300	2,400	900
Supplier relationships	5 years	1,100	715	1,100	495
Non-compete agreements	2.5 years	300	300	300	270

		$31,800	$25,432	$31,350	$22,326

        Amortization expense for intangible assets was $3,105, $3,018, and $15,446 for the fiscal years ended March 28, 2009, March 31, 2008, and March 31, 2007 respectively. Estimated future amortization expense by fiscal year is as follows: $3,164 in 2010, $2,380 in 2011, and $824 in 2012. As of March 28, 2009, the weighted average remaining life of intangible assets was approximately 2.2 years.

4. Customer Concentrations

        The following customers comprised 10% or more of the Company's total net revenues:

	Fiscal Year Ended March 28, 2009		Fiscal Year Ended March 31, 2008			Fiscal Year Ended March 31, 2007
	Revenue	% of Total	Revenue	% of Total		Revenue	% of Total
Customer #1	$108,781	20%	$152,271	62%		*	*	%
Customer #2	92,539	17%	*	*	%	*	*	%
Customer #3	74,533	14%	*	*	%	*	*	%
Customer #4	*	* %	*	*	%	$24,995	42%
Customer #5	57,896	11%	*	*	%	8,656	14%
Customer #6	*	* %	*	*	%	8,572	14%

*
Revenue from these customers was either zero or less than 10% of the Company's total revenue during this period.

        Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company requires that certain customers either post letters of credit or make advance payments prior to delivery. Accounts receivable from the customers with outstanding balances in excess of 10% of total accounts receivable amounted to 31%, 19% and 10% at March 28, 2009 and 34%, 28% and 23% at March 31, 2008.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

5. Notes Receivable

        At March 31, 2007, the Company had two notes receivable, due from two customers, totaling $2,347 relating to the sale of equipment. The notes bore interest at 9% and required monthly or quarterly payments of principal and interest. The notes matured and were paid in July 2007 and January 2008.

6. Inventories

        Inventories consist of the following:

	March 28, 2009	March 31, 2008
Raw materials	$73,347	$17,729
Work-in-process	2,978	10,128
Finished goods	27,151	9,661

	$103,476	$37,518

        Inventory-related excess and obsolescence charges of $2,503, $477 and $1,091 were recorded in cost of revenue in fiscal years ended March 28, 2009, March 31, 2008 and March 31, 2007, respectively.

7. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	Estimated Useful Life	March 28, 2009	March 31, 2008
Leasehold improvements	Lesser of useful life or initial lease term	$1,677	$407
Land	—	1,074	1,074
Land improvements	15 years	326	326
Building	40 years	9,388	4,285
Manufacturing equipment	5 to 7 years	2,937	1,806
Computer equipment	3 to 5 years	1,394	1,153
Software	3 to 5 years	4,720	2,590
Furniture and fixtures	5 to 7 years	975	456

		22,491	12,097
Less accumulated depreciation		(3,635)	(1,664)

		$18,856	$10,433

        Software cost incurred as part of an enterprise resource systems project of $2,001 and $1,684 were capitalized during the fiscal years ended March 28, 2009 and March 31, 2008, respectively. Depreciation expense for the fiscal years ended March 28, 2009, March 31, 2008, and March 31, 2007, was approximately $2,006, $1,034, and $621 respectively.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

8. Warranty

        The following table presents warranty activities:

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Product warranty liability, beginning of period	$1,957	$977	$581
Accruals for new warranties issued	2,270	1,876	872
Payments under warranty	(1,996)	(896)	(476)

Product warranty liability, end of period	$2,231	$1,957	$977

9. Debt

  Senior Secured Note Payable Agreements

        As part of the acquisition of GT Solar Incorporated and Subsidiary (formerly GT Equipment Technologies, Inc.) (Note 1), the Company entered into a Senior Secured promissory note payable with certain shareholders of GT Solar Holdings, LLC in the amount of $15,000. The terms of this note provided for monthly payments of interest at the LIBOR rate plus 3.25%, and for full payment of the principal amount upon the maturity date of April 30, 2006. On April 1, 2006, this note was repaid and replaced with a new $15,000 Senior Secured Exchangeable Note Payable, which was to mature on September 15, 2008, with certain shareholders of GT Solar Holdings, LLC. This note bore interest at 14%, with quarterly cash interest payments at 8%, and the remainder added to the outstanding principal balance. Additionally the outstanding principal was exchangeable for certain shares of GT Solar Holdings, LLC. On April 23, 2007, the Company repaid the Senior Secured Exchangeable Note using available operating cash.

  Lines of Credit

        On April 23, 2007, the Company entered into a revolving credit facility that provided for aggregate borrowing of up to $40,000 subject to covenant compliance, sublimits and allowances and, as of that date, the Company had approximately $38,300 of outstanding letters of credit and no outstanding borrowings. The Company increased this credit facility by $20,000 and $10,000 in June and August 2007, respectively. Subsequent to March 31, 2007, the Company had received a waiver for violation of its covenant related to timely delivery of audited financial statements, and had violated certain other technical defaults which were cured by the termination of the facility on September 24, 2007. The Company elected to terminate this credit facility and from September 24, 2007 to July 29, 2008, the Company collateralized its letters of credit outstanding with restricted cash. At March 31, 2008, $164,028 of cash was held in escrow, $162,587 as collateral on outstanding standby letters of credit related to customer deposits, and $1,437 as security for interest and other bank fees.

        During the period from April 2006 to April 2007, the Company utilized a $15,000 credit facility with Silicon Valley Bank for the purpose of, among other things, securing standby letters of credit. Availability under the facility was subject to various covenants, including minimum profitability and a minimum current ratio. This facility was terminated in April 2007 in connection with the revolving credit facility described above.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

9. Debt (Continued)

  Senior Credit Facility

        On July 29, 2008, the Company entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90,000, which is available for the borrowing of revolving loans and the issuance of standby letters of credit (the "senior credit facility"); provided that the aggregate principal amount of revolving loans shall not exceed $50,000 at any time. The senior credit facility includes a sub-limit of $25,000 for swingline loans. The senior credit facility will mature on July 29, 2011.

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

        The senior credit facility may be increased by an aggregate amount of up to $100,000, with additional commitments from the lenders under the senior credit facility or from new financial institutions, if no default or event of default exists. The Company may exercise its option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10,000 and integral multiples of $5,000 in excess thereof. As of March 28, 2009, the Company had approximately $13,132 of outstanding standby letters of credit and no borrowings against this facility, resulting in $76,868 of available credit under the senior credit agreement.

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate and the federal funds rate plus 0.50%. The Company pays a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of March 28, 2009, the LIBOR rate, base rate and federal funds rate were 1.19%, 3.25% and 0.25%, respectively.

        The senior credit agreement that governs the senior credit facility contains financial covenants that require the Company to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The senior credit agreement also contains covenants, which, among other things, limit the Company's ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments or enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. The Company was in compliance with all of these covenants as of March 28, 2009, except for the requirement to submit certain budgetary information which was subsequently cured by delivery.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

9. Debt (Continued)

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

        The letter of credit facility is secured by an amount of cash equal to the amount drawn under the outstanding standby letters of credit, which amount is pledged and delivered by the Company to the administrative agent for the benefit of all lenders. The letter of credit agreement that governs the facility contains customary covenants, which among other things limit the Company's ability to incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant's or its subsidiaries' assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility. The Company was in compliance with all of these covenants as of March 28, 2009. As of March 28, 2009, the Company has no outstanding letters of credit under the cash collateralized letter of credit facility.

10. Employee Benefit Plan

        The Company has a 401(k) employee savings plan for its eligible employees. Eligible employees may elect to contribute a percentage of their salaries up to the annual Internal Revenue Code maximum limitations. The Plan allows the Company to make discretionary matching contributions for its participating employees. For the fiscal years ended March 28, 2009, March 31, 2008 and March 31, 2007 the Company made discretionary contributions of $588, $186, and $101, respectively.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

11. Income Taxes

        Significant components of the provision for (benefit from) income taxes are as follows:

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Current:
Federal	$21,914	$30,426	$4,667
State	6,485	8,455	1,645
Foreign	842	226	—

Total current	29,241	39,107	6,312

Deferred:
Federal	20,222	(18,527)	(6,379)
State	4,744	(6,089)	(1,749)
Foreign	5	(27)	—

Total deferred	24,971	(24,643)	(8,128)

Total provision (benefit)	$54,212	$14,464	$(1,816)

        Income (loss) before provision for income taxes is as follows:

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Domestic	$137,764	$49,330	$(20,171)
Foreign	4,416	1,239	—

Total	$142,180	$50,569	$(20,171)

        The U.S. federal income tax rate is reconciled to the Company's effective tax rate as follows:

	Fiscal Year Ended March 28, 2009		Fiscal Year Ended March 31, 2008		Fiscal Year Ended March 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at federal statutory rate	$49,763	35.0%	$17,699	35.0%	$(6,858)	(34.0)%
State income tax, net of U.S. federal benefit	7,299	5.1	1,538	3.0	(69)	(0.3)
Valuation allowances	—	—	(2,863)	(5.6)	3,469	17.2
Tax exempt municipal interest	(678)	(.5)	(665)	(1.3)	—	—
IRC Section 199 deduction	(1,191)	(.8)	(1,940)	(3.8)	—	—
Foreign income taxes at rates different than domestic rates	(683)	(.5)	(248)	(0.5)	—	—
Non-deductible stock offering costs	936.7		576	1.1	1,237	6.1
Non-deductible stock compensation	210.1		520	1.0	321	1.6
Research credits	(1,562)	(1.1)	—	—	—	—
Other	118.1		(153)	(0.3)	84	0.4

	$54,212	38.1%	$14,464	28.6%	$(1,816)	(9.0)%

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

11. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 28, 2009	March 31, 2008
Deferred tax assets:
Allowance for doubtful accounts	$162	$12
Reserves not currently deductible	4,166	994
Equity compensation	2,364	830
Deferred profit	7,327	27,848

Total deferred tax assets	14,019	29,684

Deferred tax liabilities:
Intangibles	1,753	2,653
Fixed assets	2,394	727
Other	21	—

	4,168	3,380

Net deferred tax assets	$9,851	$26,304

Reported as:
Deferred income taxes—current	$25,498	$29,684
Deferred income taxes—long-term	(15,647)	(3,380)

Net deferred income tax assets	$9,851	$26,304

        Changes in deferred tax valuation allowances are as follows:

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Balance at beginning of period	$—	$4,042	$—
Increase (decrease) in valuation allowance	—	(4,042)	4,042

Balance at end of period	$—	$—	$4,042

        The Company does not provide for U.S. income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

        As of March 28, 2009 and March 31, 2008, the Company had approximately $14,019 and $29,684, respectively, of total deferred tax assets relating to deferred profits and other temporary differences that are available to reduce income taxes in future years. SFAS No. 109 requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. Management has reviewed all available positive and negative evidence bearing upon the realization of its deferred tax assets. Management has concluded that a valuation allowance was not needed as of March 28, 2009 and March 31, 2008.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

11. Income Taxes (Continued)

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48) on April 1, 2007, and recognized no increase in tax liabilities as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal year ended March 28, 2009 is as follows:

Balance at April 1, 2008	$—
Additions for tax positions of prior years	300
Additions for tax positions related to current year	142

Balance at March 28, 2009	$442

        As of March 28, 2009, the Company had $285 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate and $157 of unrecognized tax benefits which if recognized would offset goodwill. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.

        The Company files income tax returns in the US federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to US federal income tax examinations by the Internal Revenue Service or state and local income tax examinations for years before the fiscal year ended March 31, 2006.

        The Company operates a wholly-owned subsidiary in the Pudong New District of the Peoples Republic of China. The applicable income tax rate through December 31, 2007 was 15%, pursuant to Paragraph 5 of Regulation of Pudong New District on Encouraging Foreign Investors to Establish Their Companies in the District (the "tax holiday"). The tax holiday expired on December 31, 2007 and the new statutory rate will increase to 25% ratably over the next five years.

12. Comprehensive (Loss) Income

        Comprehensive income is defined as the change in equity during a period from non-owner sources. The Company's comprehensive income for each period presented is comprised of (i) the Company's net income; (ii) foreign currency translation adjustment of the Company's wholly-owned foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period and (iii) changes in unrealized gains or losses, net of tax, for derivatives designated as cash flow hedges. Comprehensive income is presented in the Consolidated Statements of Changes in Stockholders' Equity.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

12. Comprehensive (Loss) Income (Continued)

        The components of the Company's accumulated other comprehensive income as of March 28, 2009 and March 31, 2008, net of taxes were as follows:

	March 28, 2009	March 31, 2008
Cash flow hedges of foreign exchange, net of tax	$(8,503)	$5,557
Foreign currency translation adjustment	114	27

Total accumulated other comprehensive (loss) income	$(8,389)	$5,584

13. Commitments and Contingencies

Lease commitments

        The Company has entered into operating leases for office and warehouse facilities in the United States and China. The terms of these leases range from 18 months to 5 years. Rent expense for the fiscal years ended March 28, 2009, March 31, 2008, and March 31, 2007, was $1,500, $671, and $190, respectively. Minimum annual payments under these agreements are as follows:

Fiscal Year	Minimum Annual Payments
2010	$619
2011	378
2012	334
2013	241
2014	120

Purchase Commitments

        The Company enters into commitments to purchase raw materials from various suppliers. Some of these purchase commitments expire within a few months and others continue into March, 2012. Estimated purchase commitments are as follows: $323,082 for fiscal year ended April 3, 2010; $16,422 for fiscal year ended April 2, 2011 and approximately $4,321 thereafter.

        During the fiscal year ended March 28, 2009, the Company rescheduled and/or cancelled a significant portion of its commitments to its vendors to procure materials in the photovoltaic business to reflect a reduced rate of production. In the year ended March 28, 2009 the Company recognized losses of $11,250 resulting from expected forfeitures of vendor advances and reserves against advances on inventory purchases for vendors that have become financially distressed. These charges have been included in cost of revenue.

Contingencies

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the "Court"), against the Company,

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

13. Commitments and Contingencies (Continued)

certain of its officers and directors, certain underwriters of its July 24, 2008 initial public offering and others, including certain investors in the Company (the "federal class actions"). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International, Inc., et al. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The defendants moved to dismiss the amended consolidated complaint on February 5, 2009, but the Court has not yet scheduled a hearing on the motion. The lead plaintiff asserts claims under various sections of the Securities Act. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for the Company July 24, 2008 initial public offering, and other public statements, regarding the Company business relationship with LDK Solar, Ltd., one of the Company customers, JYT Corporation, one of the Company competitors, and certain of the Company products, including the Company DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the "State Court"), under the caption Hamel v. GT Solar International, Inc., et al., against the company, certain of the Company, officers and directors and certain underwriters of the Company July 24, 2008 initial public offering (the "state class action"). The Company removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class actions on November 25, 2008. On February 2, 2009, the federal Court granted the plaintiff's motion to remand the state class action to New Hampshire State Court. On May 4, 2009, the parties agreed to a stay of the state class action, pending resolution of the motion to dismiss in the consolidated federal case. At a case structuring conference on June 3, 2009, the state court endorsed the proposed joint case management order filed by the parties. The state class action plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for the Company July 24, 2008 initial public offering, and other public statements, regarding the Company business relationship with LDK Solar, Ltd., one of the Company customers, JYT Corporation, one of the Company competitors, and certain of the Company products, including the Company DSS furnaces. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the State Court should deem just and proper.

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009 (the "derivative action"). The derivative complaint is asserted nominally on behalf of the Company against certain of the Company's directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the same purported misconduct alleged in the federal action. On April 10, 2009, the State Court granted our motion to stay the derivative action, pending resolution of the motion to dismiss in the federal action.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

13. Commitments and Contingencies (Continued)

        The Company intends to defend the federal and state class actions, and the derivative action, vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on the Company consolidated financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

        The Company is subject to various other routine legal proceedings and claims incidental to its business, which the Company believes will not have a material adverse effect on its financial position, results of operations or cash flows.

Customer Indemnifications

        In the normal course of business, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company's products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.

14. Stockholders' Equity

Common Stock

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

15. Share-Based Compensation

2006 Stock Option Plan

        On January 1, 2006, the Company adopted the 2006 Stock Option Plan (the "2006 Plan"). Under the 2006 Plan, options may be granted to persons who are, at the time of grant, employees, officers or directors of, or consultants or advisors to, the Company. The Plan reserves up to 10,710 shares of common stock for

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

15. Share-Based Compensation (Continued)

issuance upon the exercise of the options. All of the options granted under the 2006 Plan were awarded prior to the Company's IPO and therefore the option price at the date of grant was determined by the Board of Directors based upon contemporaneous valuations. The exercise of options is limited to the provisions of the Plan, but in no case may the exercise period extend beyond ten years from the date of grant.

        During the fiscal year ended March 31, 2007, the Company granted 3,349 options with an estimated total fair market value at grant date of $3,412, after estimated forfeitures. During the fiscal year ended March 31, 2008, the Company granted 3,610 options with an estimated total fair market value at grant date of approximately $9,683, after estimated forfeitures. The Company anticipates that any future option grants will be made under the 2008 Plan and does not intend to issue any further stock options under the 2006 Stock Option Plan.

        Activities under the 2006 Plan are as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price
Balances, March 31, 2008	4,177	6,533	$3.86
Options granted	—	—
Options exercised	—	(673)	$1.75
Options canceled/expired	664	(664)	$5.06

Balances, March 28, 2009	4,841	5,196	$3.98

        Substantially all options under the 2006 Plan vest as follows: one quarter of the options vest on the first anniversary of the award and 1/48th of the options vest at the end of each month during the subsequent three years. The following summarizes information regarding outstanding and exercisable stock options as of March 28, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number	Weighted-Average Remaining Life (in years)	Intrinsic Value	Number	Weighted-Average Exercise Price	Intrinsic Value
$1.66	2,172	7.2	$10,817	1,405	$1.66	$6,997
$5.64	3,024	8.6	3,024	960	$5.64	960

	5,196	8.1	$13,841	2,365	$3.28	$7,957

        There were no options granted during the fiscal year ended March 28, 2009. The weighted average estimated fair value per share of employee stock options granted during the fiscal years ended March 31,

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

15. Share-Based Compensation (Continued)

2008 and March 31, 2007, was determined to be $2.86 and $1.08, respectively, using the Black Scholes model with the following underlying assumptions:

	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Expected volatility	48.0%	67.6%
Weighted average risk-free interest rate	3.66%	5.07%
Expected dividend yield	0.0%	0.0%
Weighted average expected life (in years)	6.1	6.1

        The Company has estimated its expected stock price volatility based on historical volatility calculations for a group of comparable peer companies. The weighted average risk free interest rate reflects the rates of U.S. government securities appropriate for the term of the Company's stock options at the time of grant.

        For employee stock options, the Company uses the simplified calculation of expected life, described in the SAB 107, as the Company does not currently have sufficient historical exercise data on which to base an estimated of expected term. This method allows the Company to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted. For options granted to non-employees the remaining contractual term is used for measurement purposes.

        During the fiscal year March 28, 2009, the total intrinsic value of stock options exercised was $4,306. Cash received from stock option exercises was $1,177 for fiscal year ended March 28, 2009.

2008 Equity Incentive Plan

        On June 30, 2008, in connection with the Company's initial public offering, the Company adopted the 2008 Equity Incentive Plan (the "2008 Plan."). The 2008 Plan reserves up to 15,000 shares of common stock for grants of stock options and other equity based awards to directors, officers and employees of the Company, as well as independent contractors performing services for the Company. Substantially all restricted stock units awarded under the 2008 Plan vest as follows: one quarter of the restricted stock units vest on the first anniversary of the award and one quarter of the restricted stock units vest at the end of each year during the subsequent three years.

        Activities under the 2008 Plan are as follows:

	Shares Available for Grant	Number of Non-Vested Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Balance at adoption	15,000	—	—
Granted	(1,968)	1,968	$4.08
Vested	—	—	—
Forfeited	34	(34)	$3.00

Balance at March 28, 2009	13,066	1,934	$4.10

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

15. Share-Based Compensation (Continued)

Restricted Stock

        On January 2, 2008, the Company granted 85,000 shares of restricted stock. At the time of the award, the shares had an estimated value of approximately $479. One quarter of the shares of restricted stock vested on January 2, 2009, the first anniversary of the award, and 1/48th of the shares vest at the end of each month subsequent to January 2, 2009. Restricted stock that vested during the fiscal year ended March 28, 2009 had a grant-date fair value of $140.

        Activities related to restricted shares are as follows:

	Number of Non-Vested Restricted Shares	Weighted-Average Grant-Date Fair Value
Balance at March 31, 2008	85	$5.64
Granted	—
Vested	(25)	$5.64
Forfeited	—

Balance at March 28, 2009	60	$5.64

        The Company recorded $4,806, $2,839 and $1,641 of expense related to stock-based compensation in the fiscal years ended March 28, 2009, March 31, 2008 and March 31, 2007, respectively and recorded related income tax benefits of $1,513, $564, and $59 for the corresponding years noted above.

        As of March 28, 2009, the Company had unrecorded deferred stock-based compensation expense related to fixed and variable stock options of approximately $6,006, after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 3.0 years. The unrecorded deferred stock-based compensation expense related to restricted shares and restricted stock units was approximately $6,280, after estimated forfeitures, as of March 28, 2009 which will be recognized over an estimated weighted-average remaining requisite service period of 3.5 years. Stock-based compensation cost capitalized as part of inventory is insignificant for all periods presented.

16. Earnings Per Share

        Basic earnings per share is computed based on only the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, when dilutive, the weighted average number of potential common shares outstanding during the period, as determined using the treasury stock method. Potential common shares consist of non-vested restricted common stock and common stock issuable upon the exercise of outstanding stock options and the vesting of restricted stock units.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

16. Earnings Per Share (Continued)

        The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Net income (loss)	$87,968	$36,105	$(18,355)

Weighted average shares—basic	142,582	142,290	142,290
Dilutive common stock options and awards	1,889	1,769	—

Weighted average common and common equivalent shares—diluted	144,471	144,059	142,290

Income (loss) per share
Basic	$0.62	$0.25	$(0.13)
Diluted	$0.61	$0.25	$(0.13)

        Potential common stock equivalents excluded from the calculation of dilutive earnings per share because the effect would have been antidilutive are as follows:

	March 28, 2009	March 31, 2008	March 31, 2007
Outstanding stock options	3,832	—	1,133
Restricted stock units	191	—	—

17. Segment and Geographical Information

Segment Information

        The Company reports its results in two segments: photovoltaic business and polysilicon business.

        The photovoltaic business manufactures and sells DSS units, wafer cleaning and etching systems, slurry recovery systems, cell testing and sorting equipment and tabber/stringer machines as well as related services all essential to the production of photovoltaic wafers, cells and modules.

        The polysilicon business manufactures and sells CVD reactors and related equipment used to react gases at high temperatures to produce polysilicon, the key raw material used in solar cells. The polysilicon business commenced its activities during the fiscal year ended March 31, 2007 and its results up to March 31, 2007 had not been material in comparison to overall consolidated operating activities but have been included for comparative purposes.

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

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

17. Segment and Geographical Information (Continued)

        Financial information for the Company's business segments is as follows (in thousands):

	Photovoltaic Business	Polysilicon Business	Corporate Services	Total
Fiscal year ended March 28, 2009
Revenue	$443,947	$97,080	$—	$541,027
Gross profit	178,134	36,535	—	214,669
Depreciation and amortization	3,068	564	1,479	5,111
Income (loss) from operations	155,085	16,418	(27,959)	143,544
Fiscal year ended March 31, 2008
Revenue	$244,052	$—	$—	$244,052
Gross profit	94,021	(1,678)	—	92,343
Depreciation and amortization	3,272	236	544	4,052
Income (loss) from operations	79,900	(12,034)	(20,945)	46,921
Fiscal year ended March 31, 2007
Revenue	$60,119	$—	$—	$60,119
Gross profit	23,835	—	—	23,835
Depreciation and amortization	15,734	2	331	16,067
Income (loss) from operations	(1,358)	(2,098)	(10,274)	(13,730)
Assets
March 28, 2009	$240,904	$310,768	$185,751	$737,423
March 31, 2008	$278,713	$230,865	$91,033	$600,611

Geographic Information

        The following table presents net revenue by geographic region, which is based on the destination of the shipments:

	Fiscal Year Ended
	March 28, 2009	March 31, 2008	March 31, 2007
Geographic Region
China	$333,688	$211,230	$9,084
Korea	109,498	—	80
Other Asia	28,340	24,975	33,877
Europe (primarily Germany)	53,881	3,606	11,228
United States	8,156	3,480	5,850
Other	7,464	761	—

Total	$541,027	$244,052	$60,119

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

17. Segment and Geographical Information (Continued)

        A summary of long-lived assets, consisting of net property and equipment, intangible assets and goodwill, by geographical region is as follows:

	March 28, 2009	March 31, 2008
United States	$67,752	$62,561
China	72	86

Total	$67,824	$62,647

18. Other Expense

        The components of other income (expense), net are as follows:

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Offering costs	$(2,648)	$(1,647)	$(5,830)
Foreign currency gain (loss)	(251)	476	36
Loss on derivatives-ineffective portion (see Note 20)	(3,039)	—	—
Other	(74)	(73)	127

Total other expense, net	$(6,012)	$(1,244)	$(5,667)

        During the fiscal years ended March 28, 2009, March 31, 2008 and March 31, 2007, the Company incurred offering costs related to a private placement and an initial public offering ("IPO"). As the private placement was abandoned in November 2006 and the Company did not receive proceeds from the IPO, these costs are included in "other expense" in the periods incurred.

19. Fair Value of Financial Investment

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

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

19. Fair Value of Financial Investment (Continued)

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 28, 2009.

		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$97,383	$97,383	—	—
Forward foreign exchange contracts—assets	$853	—	$853	—
Forward foreign exchange contracts—liabilities	$(4,674)	—	$(4,674)	—

        The Company's money market mutual funds are valued using readily available market prices. The Company's counterparties to foreign exchange forward contract transactions are major international financial institutions with high credit ratings. These foreign exchange forward contracts are measured at fair value using a valuation which represents a good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions.

20. Derivative and Hedging Activities

        The Company enters into forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133 to hedge portions of our anticipated foreign currency denominated inventory purchases. These contracts typically expire within 12 months. As of March 28, 2009 the Company had Euro ("EUR") forward foreign exchange contracts with notional amounts of EUR 55,880. As of March 28, 2009, the fair value and carrying amount of forward foreign exchange contracts was a net liability of $3,821 all of which expire within twelve months.

        The following table summarizes activity in accumulated other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company during the fiscal years ended March 28, 2009, March 31, 2008 and March 31, 2007:

	Fiscal Year Ended March 28, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Balance at beginning of period	$5,557	$(18)	$—
Net gain (loss) on changes in fair value of derivatives, net of tax effect of $8,517, ($3,798) and $12, respectively	(14,060)	5,575	(18)

Balance at end of period	$(8,503)	$5,557	$(18)

        During the fiscal year ended March 28, 2009, the Company recognized a gain of approximately $1,112 against cost of revenue with respect to cash flow hedges where the underlying hedged transaction had affected earnings. During the fiscal years ended March 31, 2008 and March 31, 2007, the Company did not recognize any gains or losses to earnings with respect to its derivative cash flow hedges as the underlying hedged transactions had not yet affected earnings. Approximately $171 of accumulated income will be reclassified into earnings over the next twelve months.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

20. Derivative and Hedging Activities (Continued)

        During the fiscal year ended March 28, 2009, a loss of $3,039 was recognized on certain forward foreign exchange contracts that no longer qualified as a cash flow hedge because the hedging relationship was no longer deemed to be highly effective.

        The following table sets forth the balance sheet location and fair value of the Company's forward foreign exchange contracts at March 28, 2009 and March 31, 2008:

	Balance Sheet Location	March 28, 2009 Fair Value	March 31, 2008 Fair Value
Effective Cash Flow Hedges
Forward foreign exchange contracts—assets	Prepaid expenses and other current assets	$853	$6,181
Forward foreign exchange contracts—liabilities	Accrued expenses	$(4,447)	$(2)
Other Derivatives
Forward foreign exchange contracts—liabilities	Accrued expenses	$(227)	$—

        The following table sets forth the effect of the Company's foreign exchange forward contact designated as hedging instruments under SFAS No. 133 on the Statement of Operations for the fiscal years ended March 28, 2009 and March 31, 2008.

Fiscal Year Ended	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
March 28, 2009	$12,948	Cost of revenue	$1,112	Other, net	$(3,039)
March 31, 2008	$(5,575)	Cost of revenue	—	Other, net	—

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

21. Quarterly Financial Information (unaudited)

        Unaudited financial results by quarter for the fiscal years ended March 28, 2009 and March 31, 2008 are summarized below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
Year ended March 28, 2009
Net sales	$57,082	$140,192	$205,209 (1)	$138,544		$541,027
Gross profit	24,297	61,371	89,541 (1)	39,460	(2)(3)	214,669
Net income	5,142	27,942	43,125	11,759		87,968
Income per common share (basic)	0.04	0.20	0.30	0.08		0.62
Income per common share (diluted)	0.03	0.19	0.30	0.08		0.61
Year ended March 31, 2008
Net sales	$15,356	$81,774	$14,737	$132,185	(5)	$244,052
Gross profit	5,322	29,584	1,745	55,692	(4)	92,343
Net income (loss)	(5,027)	17,076	(4,459)	28,515		36,105
Income (loss) per common share (basic)	(0.04)	0.12	(0.03)	0.20		0.25
Income (loss) per common share (diluted)	(0.04)	0.12	(0.03)	0.20		0.25

        From time to time, operating results are significantly affected by unusual or infrequent transactions or events. The following significant and unusual items have affected the comparison of operating results during the periods presented:

(1)
During the quarter ended December 28, 2008, the Company recorded revenue of approximately $95,785 related to its first polysilicon contract.

(2)
During the quarter ended March 28, 2009, the Company rescheduled and/or cancelled a significant portion of its commitments to its vendors to procure materials in the photovoltaic business as a result of the Company's reduced production plan for the fiscal year ending April 3, 2010 and recorded charges for expected forfeitures of deposits and reserves against vendor advances totaling $11,250.

(3)
During the quarter ended March 28, 2009, gross margins were negatively impacted by the recognition of a turnkey contract with revenue of approximately $19,060 that generated less than 5% gross profit.

(4)
During the quarter ended March 31, 2008, the Company expensed approximately $6,745 related to an enhancement to the DSS product line consisting of hardware and software improvements designed to improve operating safety that was offered free of charge to all customers.

(5)
During the quarter ended March 28, 2009, a photovoltaic customer with contracts totaling approximately $172.9 million requested delays in the deliveries of their DSS units and ancillary equipment. Prior agreements to delay delivery of the ancillary equipment had resulted in the Company's inability to recognize revenue for products that had been previously shipped. The Company agreed to an arrangement with this customer that included a revised schedule for the delivery of the remaining DSS units and the cancellation of $1.4 million of undelivered ancillary equipment which allowed the Company to recognize revenue of approximately $56.7 million from previously shipped DSS equipment, which had been paid for in full by the customer. The remaining aggregate contractual value of $114.8 million will be recognized as the remaining DSS units are delivered pursuant to the revised schedules.

GT Solar International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 28, 2009

(In thousands, except per share data)

21. Quarterly Financial Information (unaudited) (Continued)

        Fluctuations in operating results between quarters may be caused by many factors, including the timing of when the Company recognizes revenue in accordance with its revenue recognition policies, period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions. Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GT Solar International, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of GT Solar International, Inc. and subsidiaries as of March 28, 2009 and March 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ending March 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GT Solar International, Inc. and subsidiaries at March 28, 2009 and March 31, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
June 3, 2009

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter of our fiscal year ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        On June 4, 2009, the Employment Agreement between the Company and David Keck, an executive officer of the Company, dated April 12, 2006, as amended on January 16, 2007 and on December 31, 2008, was further amended to provide that the bonus payment under Section 3(b) of such agreement would be subject to the condition that Mr. Keck be an employee on the date the triggering events for such bonus payment occurs.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item relating to our directors and nominees is contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held August 7, 2009, which will be filed within 120 days of the end of our fiscal year ended March 28, 2009 (the "2009 Proxy Statement") under the caption "Proposal 1—Election of Directors—Certain Information Regarding Directors" and is incorporated herein by reference. Information required by this item relating to our executive officers is contained in our 2009 Proxy Statement under the caption "Executive Officers" and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities

Exchange Act of 1934 is contained in our 2009 Proxy Statement under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The remaining information called for by this item is contained in our 2009 Proxy Statement under the caption "Corporate Governance" and is incorporated herein by reference.

Item 11.    Executive Compensation

        Information required by this item is contained in our 2009 Proxy Statement under the captions "Executive Compensation," and "Corporate Governance—Committees of the Board of Directors" and "Corporate Governance"—Compensation Committee Interlocks and Inside Participation" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Equity Compensation Plans

        The following table sets forth certain information, as of March 28, 2009, concerning securities authorized for issuance under all equity compensation plans of our Company:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(a)	Weighted-Average Exercise Price of Outstanding Options and Rights(b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by our stockholders:
2008 Equity Incentive Plan(1)	1,934,447	—	13,065,553
Equity compensation plans not approved by our stockholders:
2006 Stock Option Plan(2)	5,196,161	$3.98	—

Total	7,130,608	$3.98	13,065,553

(1)
Includes 1,968,198 restricted stock units granted under our 2008 Equity Incentive Plan.

(2)
Includes options granted under the Second Amended and Restated GT Solar International, Inc. 2006 Stock Option Plan (the "2006 Plan"). In connection with the reorganization of our holding company structure in September 2006, options to purchase GT Solar Incorporated's common stock were converted into options to purchase shares of our common stock. In July 2006, we granted options to executives, employees, directors and consultants under the 2006 Plan. Following the reorganization of our holding company structure in September 2006, these options were for an aggregate of 3,329,280 shares of our common stock. Of these option grants, options with respect to 2,913,120 shares vest as follows: one quarter of the options vested on the first anniversary of the grant date, and 1/48 of the options vest at the end of each month during the subsequent three years; and options with respect to 416,160 shares vest as follows: one third of the options vested on the first anniversary of the grant date, and 1/36 of the options vest at the end of each month during the subsequent two years. In December 2007 and January 2008, we granted options to purchase an aggregate of 3,609,627 shares of our common stock to executives, employees, directors and consultants. One quarter of the options vested on the first anniversary of the grant date, and 1/48 of the options vest at the end of each month during the subsequent three years. Any unexercised option under the 2006 Plan shall immediately expire upon the first to occur of: (i) the tenth anniversary of the grant date; or (ii) subject to the provisions of the relevant option agreement and except as otherwise determined by the compensation committee, termination of the option holder's service to us or one of our subsidiaries. See Note 15 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for additional information on the 2006 Plan. In June 2008, our Board of Directors terminated the ability to grant future stock option awards under the 2006 Plan.

(3)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units which have no exercise price.

        Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2009 Proxy Statement under the caption "Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning More Than Five Percent of Common Stock."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item relating to transactions with related persons is contained in our 2009 Proxy Statement under the caption "Related Party Transactions" and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2009 Proxy Statement under the caption "Corporate Governance—Board Composition" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item is contained in our 2009 Proxy Statement under the caption "Audit Committee Matters" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)      Financial Statements.    See "Index to Financial Statements" under Item 8 on page 68 of this Form 10-K.

(a)
(2)      Financial Statement Schedules.    Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(a)
(3)      Exhibits.    Exhibits are incorporated by reference or are filled with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
2.1	Agreement and Plan of Merger, dated December 8, 2005, by and among GT Solar Incorporated (formerly known as GT Equipment Technologies, Inc.), GT Solar Holdings, LLC, Glow Merger Corporation, OCM/GFI Power Opportunities Fund II, L.P. and OCM/GFI Power Opportunities Fund II (Cayman), L.P., and the stockholders party thereto.	S-1/A	6/6/08	2.1
2.2	Agreement and Plan of Merger, dated as of September 28, 2006, by and among, GT Solar Incorporated, GT Solar International, Inc. and GT Solar Merger Corp	S-1/A	6/6/08	2.2
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	8/27/08	3.1
3.2	Amended and Restated By-laws of the Registrant.	10-Q	8/27/08	3.2
4.1	Specimen Common Stock certificate.	S-1/A	7/18/08	4.1
4.2	Amended and Restated GT Solar International, Inc. Employee Stockholders Agreement, dated as of July 1, 2008, by and among GT Solar International, Inc., GT Solar Holdings, LLC and each individual who executes a counterpart to the agreement as well as any other person who acquires shares of GT Solar International, Inc.'s common stock pursuant to the Second Amended and Restated GT Solar International, Inc. 2006 Stock Option Plan.	S-1/A	7/7/08	4.4

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.1*	Employment Agreement, dated as of December 30, 2005, by and between GT Solar Incorporated and Thomas M. Zarrella.	S-1	4/26/07	10.3
10.2*	Employment Agreement, dated as of December 30, 2005, by and between GT Solar Incorporated and Howard T. Smith.	S-1	4/26/07	10.4
10.3*	Employment Agreement, dated as of April 12, 2006, and as amended on January 16, 2007, by and between GT Solar Incorporated and David W. Keck.	S-1	4/26/07	10.6
10.4*	Employment Agreement, dated as of June 1, 2006, by and between GT Solar Incorporated and Jeffrey J. Ford.	S-1	4/26/07	10.7
10.5*	Employment Agreement, dated as of December 30, 2005, by and between GT Solar Incorporated and Dr. Kedar P. Gupta.	S-1	4/26/07	10.8
10.6	Confidentiality and Non-Competition Agreement, dated as of December 30, 2005, by and between GT Solar Incorporated and Thomas M. Zarrella.	S-1	4/26/07	10.10
10.7	Confidentiality and Non-Competition Agreement, dated as of December 30, 2005, by and between GT Solar Incorporated and Howard T. Smith.	S-1	4/26/07	10.11
10.8	Confidentiality and Non-Competition Agreement, dated as of December 30, 2005, by and between GT Solar Incorporated and Dr. Kedar P. Gupta.	S-1	4/26/07	10.15
10.9*	Retirement Agreement, dated as of November 21, 2006, by and between GT Solar Incorporated and Dr. Kedar P. Gupta.	S-1	4/26/07	10.16
10.10*	Second Amended and Restated GT Solar International, Inc. 2006 Stock Option Plan, dated December 30, 2005, and amended July 7, 2006 and January 15, 2008.	S-1/A	4/18/08	10.9
10.11	Confidentiality and Non-Competition Agreement, dated as of April 17, 2006, by and between GT Solar Incorporated and David W. Keck.	S-1/A	4/18/08	10.13
10.12	Confidentiality and Non-Competition Agreement, dated as of June 1, 2006, by and between GT Solar Incorporated and Jeffrey J. Ford.	S-1/A	4/18/08	10.14
10.13	Form of Director Confidentiality Agreement.	S-1/A	7/18/08	10.17
10.14+	Engineering Agreement, dated as of March 14, 2006, by and between GT Solar Incorporated and Poly Engineering, S.r.l.	S-1/A	4/18/08	10.18
10.15*	Amendment to Employment Agreement, dated January 16, 2007, by and between GT Solar Incorporated and David W. Keck.	S-1/A	4/18/08	10.19
10.16*	Separation Agreement, dated as of October 5, 2007, by and between GT Solar Incorporated and Howard T. Smith.	S-1/A	4/18/08	10.20
10.17*	Employment Agreement, dated as of January 2, 2008, by and between the Registrant and Robert W. Woodbury, Jr.	S-1/A	4/18/08	10.21
10.18*	Employment Agreement, dated as of November 7, 2007, by and between the Registrant and Edwin L. Lewis.	S-1/A	4/18/08	10.22
10.19*	Employment Agreement, dated as of August 6, 2007, by and between the Registrant and John (Rick) Tattersfield.	S-1/A	4/18/08	10.23
10.20*	GT Solar Incorporated Management Incentive Program for Fiscal Year 2008.	S-1/A	4/18/08	10.24

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.21*	Form of Stock Option Agreement under the GT Solar International, Inc. 2006 Stock Option Plan, as amended.	S-1/A	4/18/08	10.25
10.22*	Restricted Stock Agreement, dated as of March 17, 2008, by and between the Registrant and Robert W. Woodbury.	S-1/A	4/18/08	10.26
10.23*	Letter Agreement, dated March 5, 2008 by and between the Registrant and John (Rick) Tattersfield.	S-1/A	4/18/08	10.27
10.24*	Letter Agreement, dated August 8, 2006, by and between the Registrant and Ernest L. Godshalk.	S-1/A	6/6/08	10.28
10.25*	Letter Agreement, dated April 4, 2007, by and between the Registrant and Ernest L. Godshalk.	S-1/A	6/6/08	10.29
10.26*	Letter Agreement, dated May 9, 2008, by and between the Registrant and J. Michal Conaway.	S-1/A	6/6/08	10.30
10.27*	Letter Agreement, dated May 9, 2008 by and between the Registrant and Fusen E. Chen.	S-1/A	6/6/08	10.31
10.28	GT Solar Holdings, LLC Limited Liability Company Agreement, dated as of December 30, 2005.	S-1/A	6/6/08	10.33
10.29	Letter Agreement, dated April 17, 2007, by and between GT Solar Incorporated and Howard T. Smith.	S-1/A	7/7/08	10.35
10.30*	Form of July 2006 Stock Option Agreement under the GT Solar International, Inc. 2006 Stock Option Plan, as amended.	S-1/A	7/7/08	10.36
10.31	Amended and Restated Registration Rights Agreement, dated as of July 1, 2008, among the Registrant and the persons on the signature page thereto.	S-1/A	7/7/08	10.40
10.32*	Form of Director Restricted Stock Unit Agreement.	S-1/A	7/18/08	10.41
10.33*	Form of Director Proprietary Rights and Confidentiality Agreement.	S-1/A	7/18/08	10.42
10.34	Employee, Non-Competition, Non-Disclosure, Proprietary Information and Patent and Invention Assignment Agreement, dated as of January 7, 2008, by and between GT Solar Incorporated and Robert W. Woodbury, Jr.	S-1/A	7/18/08	10.43
10.35	Credit Agreement, dated as of July 29, 2008, among the registrant, the subsidiary guarantors identified therein, Bank of America, N.A., and the other lenders party thereto.	8-K	7/31/08	10.1
10.36	Letter of Credit Facility Agreement, dated as of July 29, 2008, among the registrant, Bank of America, N.A., and the other lenders party thereto.	8-K	7/31/08	10.2
10.37*	Letter agreement, dated as of July 29, 2008, among the registrant, Thomas M. Zarrella, GT Solar Holdings, LLC and certain members of GT Solar Holdings, LLC.	8-K	7/31/08	10.3
10.38*	Letter Agreement, dated September 11, 2008, by and between the Company and Matthew E. Massengill	8-K	9/18/08	10.1
10.39*	Fiscal Year 2009 Executive Incentive Program	8-K	10/30/08	10.1
10.40*	2008 Equity Incentive Plan.	10-Q	11/07/08	10.1
10.41*	Fiscal Year 2009 Management Incentive Program	10-Q	11/07/08	10.6
10.42*	Letter Agreement, dated November 10, 2008, by and between the Registrant and Noel G. Watson.	8-K	11/12/08	10.1

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.43	Confidentiality Agreement, dated as of November 11, 2008, by and between the Registrant and Noel G. Watson	8-K	12/03/08	10.1
10.44*	Restricted Stock Unit Agreement, dated as of September 12, 2008, by and between the Registrant and Matthew E. Massengill.	10-Q	2/06/09	10.4
10.45*	Restricted Stock Unit Agreement, dated as of November 11, 2008, by and between the Registrant and Noel G. Watson.	10-Q	2/06/09	10.5
10.46*	Form of Restricted Stock Unit Agreement for employees.	10-Q	2/06/09	10.6
10.47*	Form of Restricted Stock Unit Agreement for executive officers.	10-Q	2/06/09	10.7
10.48*	Employment Agreement, dated as of January 27, 2009, by and between the Registrant and Hoil Kim.	10-Q	2/06/09	10.8
10.49*	Offer Letter, dated as of November 24, 2008, by and between the Registrant and Hoil Kim.	10-Q	2/06/09	10.9
10.50*	Employment Agreement Amendment for Code Section 409A, by and between the Registrant and Robert W. Woodbury Jr.				X
10.51*	Employment Agreement Amendment for Code Section 409A, by and between the Registrant and John (Rick) Tattersfield.				X
10.52*	Employment Agreement Amendment for Code Section 409A, by and between the Registrant and David W. Keck.				X
10.53*	Employment Agreement Amendment for Code Section 409A, by and between the Registrant and Jeffrey J. Ford.				X
10.54*	Employment Agreement Amendment for Code Section 409A, by and between the Registrant and Thomas M. Zarrella.				X
10.55*	Amendment to Employment Agreement, dated as of June 4, 2009, by and between the Registrant and David W. Keck.				X
10.56	Employment Agreement, dated as of January 19, 2009, by and between the Registrant and David Gray.				X
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Ernst & Young LLP.				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.				X

+
Certain confidential portions have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

*
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT SOLAR INTERNATIONAL, INC.
BY:	/s/ THOMAS M. ZARRELLA Thomas M. Zarrella President and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS M. ZARRELLA Thomas M. Zarrella	Director, President and Chief Executive Officer (Principal Executive Officer)	June 9, 2009
/s/ RICHARD E. JOHNSON Richard E. Johnson	Vice President Finance and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	June 9, 2009
/s/ J. BRADFORD FORTH J. Bradford Forth	Director	June 9, 2009
/s/ FUSEN E. CHEN Fusen E. Chen	Director	June 9, 2009
/s/ J. MICHAL CONAWAY J. Michal Conaway	Director	June 9, 2009
/s/ ERNEST L. GODSHALK Ernest L. Godshalk	Director	June 9, 2009
/s/ RICHARD K. LANDERS Richard K. Landers	Director	June 9, 2009
/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Director	June 9, 2009
/s/ NOEL G. WATSON Noel G. Watson	Director	June 9, 2009