Form 10-Q
period 2009-06-27
GT Solar International, Inc.
filed 2009-08-05
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 29, 2009, the Company had 143,414,703 shares of common stock, par value $0.01 per share, outstanding.

GT SOLAR INTERNAITONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009

PART I—FINANCIAL INFORMATION

Item 1—Condensed Consolidated Financial Statements

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except per share data)

(Unaudited)

	June 27, 2009	March 28, 2009
Assets
Current assets:
Cash and cash equivalents	$161,414	$107,148
Accounts receivable, net	77,484	57,552
Inventories	80,026	103,476
Advances on inventory purchases	65,730	120,227
Deferred costs	230,257	174,961
Deferred income taxes	27,128	25,498
Refundable and prepaid income taxes	2,460	40,329
Prepaid expenses and other current assets	1,791	2,825

Total current assets	646,290	632,016
Property, plant and equipment, net	18,178	18,856
Intangible assets, net	5,577	6,368
Deferred cost	90,220	36,643
Advances on inventory purchases	11,389	—
Other assets	859	940
Goodwill	42,600	42,600

Total assets	$815,113	$737,423

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$24,214	$50,832
Accrued expenses	13,720	15,695
Customer deposits	143,946	222,654
Deferred revenue	368,508	285,005
Accrued income taxes	—	158

Total current liabilities	550,388	574,344
Deferred income taxes	20,311	15,647
Deferred revenue	148,636	63,122
Other non-current liabilities	963	2,405

Total liabilities	720,298	655,518
Commitments and contingencies (Note 7)	—	—
Stockholders' equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 143,318 and 143,048 shares issued and outstanding as of June 27, 2009 and March 28, 2009 respectively	1,433	1,431
Additional paid-in capital	82,106	80,070
Accumulated other comprehensive loss	(5,296)	(8,389)
Retained earnings	16,572	8,793

Total stockholders' equity	94,815	81,905

Total liabilities and stockholders' equity	$815,113	$737,423

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 27, 2009	June 28, 2008
Revenue	$71,819	$57,082
Cost of revenue	36,854	32,785

Gross profit	34,965	24,297
Operating expenses:
Research and development	6,399	3,816
Selling and marketing	3,867	3,784
General and administrative	8,329	7,775
Amortization of intangible assets	791	792

Total operating expenses	19,386	16,167

Income from operations	15,579	8,130
Other income (expense):
Interest income	42	1,252
Interest expense	(177)	—
Interest component of forward foreign exchange contracts	(639)	576
Other expense, net	(2,363)	(1,443)

Income before income taxes	12,442	8,515
Provision for income taxes	4,663	3,373

Net income	$7,779	$5,142

Income per share
Basic	$0.05	$0.04
Diluted	$0.05	$0.03
Shares used to compute income per share
Basic	143,116	142,290
Diluted	145,286	147,720

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	June 27, 2009	June 28, 2008
Operating activities:
Net income	$7,779	$5,142
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	791	792
Depreciation expense	852	327
Deferred income taxes expense (benefit)	1,377	(19,261)
Share-based compensation expense	1,052	3,311
Other adjustments, net	231	—
Changes in operating assets and liabilities:
Restricted cash	—	31,521
Accounts receivable	(20,073)	24,039
Inventories	23,448	(26,400)
Advances on inventory purchases	43,111	(43,324)
Deferred costs	(108,873)	(38,448)
Prepaid expenses and other assets	2,574	859
Accounts payable, accrued expenses and other non-current liabilities	(25,168)	7,975
Customer deposits	(78,708)	43,623
Deferred revenue	169,017	70,592
Refundable and prepaid income taxes	35,307	—
Accrued income taxes	—	463
Other, net	776	(107)

Net cash provided by operating activities	53,493	61,104
Investing activities:
Purchase of property, plant and equipment	(174)	(3,809)
Other investing activities, net	—	(3)

Net cash used in investing activities	(174)	(3,812)
Financing activities:
Excess tax benefits from share-based award activity	314	—
Minimum tax withholding payments for employee share-based awards	(68)	—
Proceeds from exercise of stock options	705	—

Net cash provided by financing activities	951	—
Effect of foreign exchange rates on cash	(4)	78

Increase in cash and cash equivalents	54,266	57,370
Cash and cash equivalents at beginning of period	107,148	54,839

Cash and cash equivalents at end of period	$161,414	$112,209

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

June 27, 2009

1. Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements as of June 27, 2009 were prepared by the Company after evaluating subsequent events through August 5, 2009, the date these financial statements were issued. The results for the three months ended June 27, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending April 3, 2010 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2009, filed with the Securities and Exchange Commission on June 9, 2009.

        The condensed consolidated balance sheet as of March 28, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Fiscal Year End

        Effective April 1, 2008, the Company elected to change its reporting period to be based on a 52 week year that ends on the Saturday closest to March 31 which in certain years results in a 53 week fiscal year. The Company's quarterly reporting will cover 13 week periods, unless otherwise noted. The fiscal year ending April 3, 2010 will have 53 weeks with the extra week occurring in the fourth quarter of that year. The three month period ended June 28, 2008 includes two fewer days than a 13 week period as a result of transitioning to the new reporting period. The Company will continue to use the terms quarterly, monthly, and annual in describing its financial results.

Significant Accounting Policies

        The Company's significant accounting policies are disclosed in its audited financial statements for the year ended March 28, 2009, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 9, 2009 and have not changed materially as of June 27, 2009.

Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

1. Significant Accounting Policies (Continued)

measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on the Company's consolidated results of operations or financial position (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). In addition, the Company is required to apply the provision of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective for the interim periods in fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157, during the three months ended June 27, 2009 for measuring nonfinancial assets and liabilities, essentially goodwill and identifiable intangible assets, did not have a material effect on the Company's financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS No. 141R"). This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R becomes effective for business combinations entered into during fiscal years beginning on or after December 31, 2008 and thereafter. The adoption of SFAS 141R during the three months ended June 27, 2009 did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued three FASB Staff Positions ("FSP") intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs during the three months ended June 27, 2009 did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued Statements of Financial Accounting Standards No. 165, Subsequent Events ("SFAS 165"), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. See Footnote No. 16 "Subsequent Events" for the related disclosures. The adoption of SFAS 165 during the three months ended June 27, 2009 did not have a material impact on the Company's consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

1. Significant Accounting Policies (Continued)

Future Adoption of Accounting Pronouncements

        In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, the adoption of SFAS 166 will have on its consolidated financial statements.

        In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 eliminates FASB Interpretation 46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)'s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions will be effective for the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, the adoption of SFAS 167 will have on its consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and non-authoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the quarter ending September 26, 2009. As the Codification was not intended to change or alter existing GAAP, the adoption of SFAS 168 will not have any impact on the Company's consolidated financial statements.

2. Fair Value of Financial Instruments

        The Company's financial instruments are recorded at amounts that reflect the Company's estimate of their fair values. SFAS No. 157, Fair Value Measurement, provides a hierarchal disclosure framework

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

2. Fair Value of Financial Instruments (Continued)

associated with the level of subjectivity used in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy are as follows:

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

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 27, 2009:

		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$152,795	$152,795	—	—
Forward foreign exchange contracts assets	$91		$91
Forward foreign exchange contracts liabilities	$(1,346)	—	$(1,346)	—

        The Company's cash equivalents consist of money market mutual funds valued using readily available market prices. The Company's counterparties to its forward foreign exchange transactions are major international financial institutions. These forward foreign exchange contracts are measured at fair value using a valuation which represents a good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions.

3. Derivative and Hedging Activities

        The Company enters into forward foreign exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months.

        For the three months ended June 27, 2009, the Company recognized into earnings losses of $2,112, which had previously been recorded as other comprehensive income. The losses, which were recognized as other expense in the accompanying condensed consolidated statements of operations, related substantially to forward foreign exchange contracts to purchase euros ("€") with notional amounts €41,429 that no longer qualified as cash flow hedges under SFAS No. 133 because the hedging relationship was no longer deemed to be highly effective. At the time they were deemed ineffective, the Company entered into offsetting forward foreign exchange contracts to sell euros with notional amounts €26,633, which were not designated as cash flow hedges, to eliminate any further foreign exchange risk related to those foreign exchange contracts that had yet to mature. These contracts will mature at various dates within the next four months. As of June 27, 2009, the Company had forward foreign exchange contracts with notional amounts of €2,760 that qualified as cash flow hedges under SFAS No. 133.

        During the three months ended June 27, 2009, the Company recognized a gain of approximately $255 against cost of revenue with respect to cash flow hedges where the underlying hedged transaction had affected earnings. During the three months ended June 28, 2008, the Company did not recognize any gains

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

3. Derivative and Hedging Activities (Continued)

or losses to earnings with respect to its derivative cash flow hedges as the underlying hedged transactions had not yet affected earnings. Approximately $494 of accumulated other comprehensive income will be reclassified into earnings over the next twelve months.

        The following table sets forth the balance sheet location and fair value of the Company's forward foreign exchange contracts at June 27, 2009 and March 28, 2009:

	Balance Sheet Location	June 27, 2009 Fair Value	March 28, 2009 Fair Value
Effective Cash Flow Hedges
Forward foreign exchange contracts—assets	Prepaid expenses and other current assets	$—	$853
Forward foreign exchange contracts—liabilities	Accrued expenses	$91	$(4,447)
Other Derivatives
Forward foreign exchange contracts—liabilities	Accrued expenses	$(1,346)	$(227)

        The following table sets forth the effect of the Company's forward foreign exchange contact designated as hedging instruments under SFAS No. 133 on the Statement of Operations for the three months ended June 27, 2009 and June 28, 2008.

Three Months Ended	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
June 27, 2009	$(2,897)	Cost of revenue	$255	Other, net	$(2,112)
June 28, 2008	$625	Cost of revenue	—	Other, net	—

4. Inventories

        Inventories consisted of the following:

	June 27, 2009	March 28, 2009
Raw materials	$52,177	$73,347
Work-in-process	4,149	2,978
Finished goods	23,700	27,151

	$80,026	$103,476

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

(In thousands, except per share data)

June 27, 2009

5. Warranty (Continued)

warranty expense is recorded when products are shipped and accepted by the customer. The following table presents warranty activities:

	Three Months Ended
	June 27, 2009	June 28, 2008
Product warranty liability, beginning of the period	$2,231	$1,957
Accruals for new warranties issued	389	447
Payments under warranty	(680)	(334)

Product warranty liability, end of period	$1,940	$2,070

6. Income Taxes

        The tax provision for the three months ended June 27, 2009 and June 28, 2008 represent federal, state and foreign income taxes. The Company's effective tax rate was 37.5% and 39.6% for the three months ended June 27, 2009 and June 28, 2008, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

        The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any significant unrecognized tax benefits as of June 27, 2009 and March 28, 2009. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three months ended June 27, 2009.

7. Commitments and Contingencies

Purchase Commitments

        The Company enters into commitments to purchase raw materials from various suppliers. Some of these purchase commitments expire within a few months and others continue into the fiscal year ending April 2, 2011. Estimated purchase commitments as of June 27, 2009 totaled $251,170 and are due as follows: $225,353 for the remaining portion of fiscal year ending April 3, 2010 and $25,816 for fiscal year ending April 2, 2011. As of June 27, 2009, prepayments under certain of these purchase commitments amounted to approximately $77.1 million.

        During the three months ended June 27, 2009, the Company rescheduled and/or cancelled a portion of its commitments to its vendors to procure materials in the photovoltaic business to reflect a reduced rate of production and recognized losses of $512 from commitment terminations and have been included in cost of revenue.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

7. Commitments and Contingencies (Continued)

Contingencies

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the "Court"), against the Company, certain of its officers and directors, certain underwriters of its July 24, 2008 initial public offering and others, including certain investors in the Company (the "federal class actions"). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International, Inc., et al. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The defendants moved to dismiss the amended consolidated complaint on February 5, 2009, but the Court has not yet scheduled a hearing on the motion. The lead plaintiff asserts claims under various sections of the Securities Act. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for the Company July 24, 2008 initial public offering, and other public statements, regarding the Company business relationship with LDK Solar, Ltd., one of the Company customers, JYT Corporation, one of the Company competitors, and certain of the Company products, including the Company DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the "State Court"), under the caption Hamel v. GT Solar International, Inc., et al., against the Company, certain of the Company's officers and directors and certain underwriters of the Company July 24, 2008 initial public offering (the "state class action"). The Company removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class actions on November 25, 2008. On February 2, 2009, the federal Court granted the plaintiff's motion to remand the state class action to New Hampshire State Court. On May 4, 2009, the parties agreed to a stay of the state class action, pending resolution of the motion to dismiss in the consolidated federal case. At a case structuring conference on June 3, 2009, the state court endorsed the proposed joint case management order filed by the parties. The state class action plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for the Company July 24, 2008 initial public offering, and other public statements, regarding the Company business relationship with LDK Solar, Ltd., one of the Company customers, JYT Corporation, one of the Company competitors, and certain of the Company products, including the Company DSS furnaces. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the State Court should deem just and proper.

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009 (the "derivative action"). The derivative complaint is asserted nominally on behalf of the Company against certain of the Company's directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

7. Commitments and Contingencies (Continued)

same purported misconduct alleged in the federal action. On April 10, 2009, the State Court granted our motion to stay the derivative action, pending resolution of the motion to dismiss in the federal action.

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

Customer Indemnifications

        In the normal course of business, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company's products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these indemnification obligations.

8. Senior Credit Facility

        On July 29, 2008, the Company entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90,000, which is available for the borrowing of revolving loans and the issuance of standby LOCs (the "senior credit facility"); provided that the aggregate principal amount of revolving loans may not exceed $50,000 at any time. The senior credit facility includes a sub-limit of $25,000 for swingline loans. As of June 27, 2009, the Company had $26,254 of outstanding LOCs and no borrowings under the senior credit facility and $63,746 of availability under the senior credit facility. The senior credit facility will mature on July 29, 2011.

        The aggregate amount of borrowings and outstanding standby LOCs under the senior credit facility may not exceed a borrowing base equal to Adjusted EBITDA multiplied by 3.0 plus unrestricted cash on hand. The senior credit facility is guaranteed by all of the Company's existing and future direct and indirect domestic subsidiaries. Obligations under the senior credit facility are secured by a first-priority lien on substantially all of the tangible and intangible assets and by a pledge of the capital stock of all of the Company's domestic subsidiaries and 65% of the capital stock of the Company's foreign subsidiaries owned directly by us or one of the Company's domestic subsidiaries.

        The senior credit facility may be increased by an aggregate amount of up to $100,000, with additional commitments from the lenders under the senior credit facility or from new financial institutions, if no default or event of default exists. We may exercise our option to increase the commitments not more than

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

8. Senior Credit Facility (Continued)

three times, and each increase will be in a minimum aggregate principal amount of $10,000 and integral multiples of $5,000 in excess thereof.

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at our option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate or the federal funds rate plus 0.50%. The Company pays a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of June 27, 2009, the 3 month LIBOR rate, Bank of America prime rate and federal funds rate were 0.6%, 3.25% and 0.25%, respectively.

        The senior credit agreement that governs the senior credit facility contains financial covenants that require us to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The senior credit agreement also contains covenants, which, among other things, limit our ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments or enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. As of June 27, 2009, the Company was in compliance with all of these covenants.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

9. Stockholder's Equity

        A summary of the changes in stockholders' equity for the three months ended June 27, 2009 is provided below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 28, 2009	143,048	$1,431	$80,070	$8,793	$(8,389)	$81,905
Net income				7,779		7,779
Other comprehensive income(1)					3,093	3,093
Forfeiture of restricted stock and unvested dividend	(56)	(1)	36			35
Option exercises and vesting of restricted stock units	337	3	702			705
Stock compensation			1,052			1,052
Excess tax benefit from share-based award activity			314			314
Minimum tax withholding payments for employee share-based awards(2)	(11)		(68)			(68)

Balance at June 27, 2009	143,318	$1,433	$82,106	$16,572	$(5,296)	$94,815

(1)
See Note 12

(2)
Purchase of shares surrendered by employees to satisfy minimum tax withholding obligations on the vesting of restricted stock awards and subsequently retired.

10. Share-Based Compensation

        The Company recorded $1,052 and $3,311 of expense related to share-based compensation in the three months ended June 27, 2009 and June 28, 2008 respectively and recorded related income tax benefits of $395 and $1,042 for the corresponding periods noted above. Share-based compensation cost capitalized as part of inventory is insignificant for all periods presented.

        As of June 27, 2009, the Company had unrecorded deferred stock-based compensation expense related to fixed and variable stock options of approximately $4,425, after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 2.1 years. The unrecorded deferred stock-based compensation expense related to restricted stock units was approximately $5,626, after estimated forfeitures, as of June 27, 2009 which will be recognized over an estimated weighted-average remaining requisite service period of 3.5 years.

        The following presents additional detail in connection with the company's share-based activities.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

10. Share-Based Compensation (Continued)

2006 Stock Option Plan

        On January 1, 2006, the Company adopted the 2006 Stock Option Plan (the "2006 Plan"). Under the 2006 Plan, options may be granted to persons who are, at the time of grant, employees, officers or directors of, or consultants or advisors to, the Company. The Plan reserves up to 10,710 shares of common stock for issuance upon the exercise of the options. All of the options granted under the 2006 Plan were awarded prior to the Company's IPO and therefore the option price at the date of grant was determined by the Board of Directors based upon contemporaneous valuations. The exercise of options is limited to the provisions of the Plan, but in no case may the exercise period extend beyond ten years from the date of grant. There were no options granted during the three months ended June 27, 2009. The Company anticipates that any future option grants will be made under the 2008 Equity Incentive Plan and does not intend to issue any further stock options under the 2006 Plan. Activities under the 2006 Plan are as follows:

	Options Outstanding	Weighted-Average Exercise Price Per Share
Balances, March 28, 2009	5,196	$3.98
Options exercised	(293)	2.41
Options canceled/expired	(291)	5.53

Balances, June 27, 2009	4,612	$3.98

        Substantially all options under the 2006 Plan vest as follows: one quarter of the options vest on the first anniversary of the award and 1/48th of the options vest at the end of each month during the subsequent three years. The following summarizes information regarding outstanding and exercisable stock options as of June 27, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price Per Share	Number	Weighted-Average Remaining Life (in years)	Intrinsic Value	Number	Weighted-Average Exercise Price Per Share	Intrinsic Value
$1.66	1,926	7.02	$7,839	1,345	$1.66	$5,474
$5.64	2,686	8.04	242	1,083	$5.64	97

	4,612	7.61	$8,081	2,428	$3.44	$5,571

        During the three months ended June 27, 2009, the total intrinsic value of stock options exercised was $1,213 and cash received from stock option exercises was $705.

2008 Equity Incentive Plan

        On June 30, 2008, in connection with the Company's initial public offering, the Company adopted the 2008 Equity Incentive Plan (the "2008 Plan."). The 2008 Plan reserves up to 15,000 shares of common stock for grants of stock options and other equity based awards to directors, officers and employees of the Company, as well as independent contractors performing services for the Company. Substantially all restricted stock units awarded under the 2008 Plan vest as follows: one quarter of the restricted stock units

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

10. Share-Based Compensation (Continued)

vest on the first anniversary of the award and one quarter of the restricted stock units vest at the end of each year during the subsequent three years. Activities under the 2008 Plan are as follows:

	Shares Available for Grant	Non-Vested Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Balance at March 28, 2009	13,066	1,934	$4.10
Granted	(79)	79	6.07
Vested	—	(44)	6.18
Forfeited	140	(140)	5.64

Balance at June 27, 2009	13,127	1,829	$3.78

Restricted Stock

        On January 2, 2008, the Company granted 85 shares of restricted stock. At the time of the award, the shares had an estimated value of approximately $479. One quarter of the shares of restricted stock vested on January 2, 2009, the first anniversary of the award, and 1/48th of the shares vested at the end of each month through May 2, 2009. All unvested shares thereafter were forfeited due to termination of employment. Restricted stock that vested during the three months ended June 27, 2009 had a grant-date fair value of $20.

        Activity related to non-vested restricted stock is as follows:

	Non-Vested Restricted Stock	Weighted-Average Grant-Date Fair Value Per Share
Balance at March 28, 2009	60	$5.64
Granted	—
Vested	(4)	$5.64
Forfeited	(56)	$5.64

Balance at June 27, 2009	—	—

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

11. Earning Per Share

        The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended
	June 27, 2009	June 28, 2008
Net income	$7,779	$5,142

Weighted average shares—basic	143,116	142,290
Dilutive common stock options and awards	2,170	5,430

Weighted average common and common equivalent shares—diluted	145,286	147,720

Income per share
Basic	$0.05	$0.04
Diluted	$0.05	$0.03

        Potential common stock equivalents excluded from the calculation of dilutive earnings per share because the effect would have been antidilutive are as follows:

	June 27, 2009	June 27, 2008
Weighted average common stock options and awards having no dilutive effect	2,442	—

12. Comprehensive Income

        The following table summarizes components of comprehensive income related to derivatives classified as cash flow hedges as well as foreign currency translation adjustments from the Company's subsidiary that does not use the U.S. dollar as its functional currency:

	Three Months Ended
	June 27, 2009	June 28, 2008
Net income	$7,779	$5,142
Change in derivative instruments, net of tax effect of $1,657 and $253, respectively	3,097	(372)
Foreign currency translation adjustment	(4)	77

Comprehensive income	$10,872	$4,847

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

12. Comprehensive Income (Continued)

        The following table summarizes the Company's accumulated other comprehensive income (loss) as of June 27, 2009 and March 28, 2009:

	June 27, 2009	March 28, 2009
Cash flow hedges of foreign exchange, net of tax effect of $3,073 and $4,730, respectively	$(5,406)	$(8,503)
Foreign currency translation adjustment	110	114

Total	$(5,296)	$(8,389)

13. Segment Information

        The Company reports its results in two segments: the photovoltaic business and polysilicon business.

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

        Financial information for the Company's business segments is as follows:

	Photovoltaic Business	Polysilicon Business	Corporate Services	Total
Three months ended June 27, 2009
Revenue	$19,934	$51,885	$—	$71,819
Gross profit	6,683	28,282	—	34,965
Depreciation and amortization	721	402	520	1,643
Income (loss) from operations	$1,055	$21,616	$(7,092)	$15,579
Three months ended June 28, 2008
Revenue	$57,082	$—	$—	$57,082
Gross profit	23,862	435	—	24,297
Depreciation and amortization	793	102	224	1,119
Income (loss) from operations	$18,908	$(4,164)	$(6,614)	$8,130
Assets
June 27, 2009	$231,474	$369,794	$213,845	$815,113
March 28, 2009	$240,904	$310,768	$185,751	$737,423

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

13. Segment Information (Continued)

        The following table presents net sales by geographic region, which is based on the destination of the shipments:

	Three Months Ended
	June 27, 2009	June 28, 2008
China	$17,964	$36,239
Korea	4,592	682
Other Asia	137	6,994
Europe	48,660	6,907
United States	456	6,251
Other	10	9

Total	$71,819	$57,082

        A summary of long-lived assets, consisting of net property and equipment, intangible assets and goodwill, by geographical region is as follows:

	June 27, 2009	March 28, 2009
United States	$66,199	$67,752
China	156	72

Total	$66,355	$67,824

14. Other Expense, net

        The components of other expense, net were as follows:

	Three Months Ended
	June 27, 2009	June 28, 2008
Initial public offering expenses	$—	$(1,496)
Foreign currency gain (loss)	(261)	53
Loss on derivatives-ineffective portion (See Note 3)	(2,112)	—
Other	10	—

Total other expense, net	$(2,363)	$(1,443)

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

June 27, 2009

15. Customer Concentrations

        The following table summarizes net revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or net revenue, respectively:

	Revenue for the Three Months Ended		Accounts Receivable as of
	June 27, 2009	June 28, 2008	June 27, 2009	March 28, 2009
Customer
A	66%	*	*	*
B	11%	*	*	*
C	*	53%	55%	31%
D	*	12%	*	*
E	*	*	14%	19%

    *
    - amount represents less than 10%.

        Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company requires that certain customers either post letters of credit or make advances payments prior to delivery.

16. Subsequent Events

        The Company assessed events occurring subsequent to June 27, 2009 and through August 5, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustments to or disclosure in the consolidated financial statements which were issued on August 5, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "target," "continue," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following factors and any other factors discussed under the heading titled "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009:

  •
  the potential adverse impact of general economic conditions on demand for our products;

  •
  current future credit and financial market conditions;

  •
  the failure of amounts in our order backlog to result in actual revenue or to translate into profits;

  •
  our dependence on a small number of customers;

  •
  our dependence on the sale of a limited number of products;

  •
  our dependence on a limited number of third party suppliers;

  •
  product liability claims and/or claims in relation to third party equipment;

  •
  loss of any of our management team or our inability to attract and retain key employees or integrate new employees into our management team;

  •
  our inability to attract, train and retain technical personnel;

  •
  our inability to protect our intellectual property and the possibility of litigation to protect our intellectual property rights;

  •
  risks associated with the international nature of our business, including of unfavorable political, regulatory, labor and tax conditions in foreign countries;

  •
  compliance with legal systems in other countries in which we offer and sell our products;

  •
  commercial, jurisdictional and legal risks associated with our business in China;

  •
  claims relating to the infringement, misappropriation or other violation of proprietary manufacturing expertise, technological innovation and other intellectual property rights;

  •
  concentration of credit risk related to our cash equivalents;

  •
  our inability to comply with covenants in our credit facilities;

  •
  our exposure to warranty claims;

  •
  our exposure to exchange rate fluctuations;

  •
  the effect of increases in interest rates or the reduced availability of financing on demand for our products;

  •
  the securities class action lawsuits relating to our initial public offering;

  •
  our inability to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner;

  •
  our inability to recognize revenue on sales of new products, including our 48-rod CVD reactor;

  •
  our lack of ownership of the technology underlying our CVD reactor;

  •
  cyclicality in the market for polysilicon and variation in demand for products sold in our polysilicon business;

  •
  direct and indirect competition for our polysilicon production equipment;

  •
  our reliance on a limited number of suppliers and manufacturers for our polysilicon business;

  •
  competition from other manufacturers of photovoltaic products;

  •
  the loss of government subsidiaries or economic incentives for on-grid solar electricity applications;

  •
  existing regulations and policies or changes to regulations and policies relating to the electric utility industry;

  •
  inability of the photovoltaic industry to compete successfully with conventional power generation or other sources of renewable energy; and

  •
  technological changes in the photovoltaic industry that render existing products and technologies uncompetitive or obsolete.

        The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other statements that are included under the heading "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009 and in this report. Forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements to reflect events or circumstances after the date of such statements.

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

        Our polysilicon business offers CVD reactors and related equipment specifically designed for the efficient production of polysilicon. Polysilicon is a highly purified form of silicon that is used to make semiconductor wafers for microelectronics applications and is the key raw material used to produce solar wafers. The CVD process involved in the production of polysilicon takes place in a specialized CVD reactor using a variety of complex chemical processes, the most widely used being the Siemens process, which has been in existence for nearly fifty years. Our CVD reactors utilize the Siemens process.

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

        In addition, our results of operations are affected by a number of external factors including the availability and price of polysilicon in the market, availability of raw materials, foreign exchange rates, interest rates, commodity prices (particularly steel and graphite prices) and macro economic, factors including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the markets in which we conduct business (including China).

        Our results of operations are affected by a number of other factors including, among other things, the size of new contracts and when we are able to recognize the related revenue (especially with respect to our polysilicon products), delays in customer acceptances of our products, delays of deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing revenue on contracts in our order backlog.

        Disruptions in the global capital markets have resulted in reduced availability of capital worldwide and have contributed to a slower rate of spending by our customers. Although we continue to believe that the effect of these uncertainties is somewhat mitigated by our requirement of substantial non-refundable deposits on most orders, we have negotiated extensions of the delivery schedules and other modifications under some of our existing contracts. In addition, some of our customers failed to make deposits when due under their contracts and we terminated those contracts.

        Current economic conditions have negatively impacted the availability of financing for major solar projects and, as a result, solar market demand has slowed. Although we believe our long term prospects are in line with solar industry forecasts, the current underutilization of both solar cell and polysilicon manufacturing capacity is expected to impact our results for future periods. Due to these current economic conditions, we have reduced our production plans for the year ended April 3, 2010, as compared to March 28, 2009.

        We have rescheduled and/or cancelled over half of our commitments to our vendors to procure materials in our photovoltaic business to reflect our reduced production plan. As a result, we had recorded charges for expected deposit forfeitures and reserves against vendor advances totaling $11.3 million during the three months ended March 28, 2009 and recorded charges of $0.5 million from commitment terminations during the three months ended June 27, 2009. We anticipate recording additional charges with respect to vendor commitments of up to $1.5 million during the remaining portion of fiscal year ending April 3, 2010.

        During the three months ended June 27, 2009, due to requested delays from our customers, we began discussions with certain of our polysilicon suppliers to delay or otherwise modify certain of our euro denominated purchase commitments. As a result, we recorded a charge of $2.1 million in connection with forward foreign exchange contracts that were no longer deemed highly effective as a cash flow hedge. We continue to negotiate with our customers and vendors and are unable to estimate the additional impact, if any, on our financial statements until such negotiations conclude and the timing of deliveries and other terms are finalized.

        Our quarterly results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

Order Backlog

        Our order backlog consists of signed purchase orders or other written contractual commitments. The table below sets forth our order backlog as of June 27, 2009 and March 28, 2009 by product category:

	As of June 27, 2009		As of March 28, 2009
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$330	30%	$341	29%
Polysilicon business	785	70%	836	71%

Total	$1,115	100%	$1,177	100%

        Our order backlog as of June 27, 2009 and March 28, 2009, included deferred revenue of $517.1 million and $348.1 million, respectively, representing equipment that had been shipped to customers but not yet recognized as revenue. Cash deposits related to our order backlog were $143.9 million as of June 27, 2009, and substantially all of the contracts in our order backlog require the customer to either post a standby letter of credit in our favor or make advance payment prior to shipment of equipment. We generally would expect to deliver the photovoltaic products included in our order backlog over a period ranging from three to nine months and the polysilicon products included in our order backlog over a period ranging from twelve to eighteen months, although portions of the related revenue are expected to be recognized over a longer period. We expect to convert approximately 30-35% of our order backlog as of June 27, 2009 to revenue through the period ending April 3, 2010. Although, most of our orders require substantial non-refundable deposits, our order backlog, as of any particular date, should not be relied upon as indicative of our revenues for any future period. We began tracking our backlog as a performance measure on a consistent basis during 2007. There is no assurance that contracts will not be cancelled or modified in the future.

        If a customer fails to perform its contractual obligations and we do not reasonably expect such customer to perform its obligation going forward, we may terminate such contract. As a result of terminations and other contract revisions, our order backlog was reduced by approximately $7 million during the three months ended June 27, 2009.

        In addition, negotiations are continuing with certain of our large customers who have requested that we extend the delivery schedules and other modifications under their contracts in our order backlog. If we cannot come to an agreement with these customers, our order backlog could be reduced. Our contracts do not contain cancellation provisions and in the event of a contract breach, the customer may be liable for contractual damages.

        As of June 27, 2009, our order backlog consisted of contracts with 38 photovoltaic customers, 19 of which have orders in excess of $3 million, and 12 polysilicon customers, 11 of which have orders in excess of $3 million. Our order backlog as of June 27, 2009 includes $721 million attributed to three customers with no other one customer represented more than 10% of our order backlog.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three months ended June 27, 2009 and June 28, 2008:

	Three Months Ended
	June 27, 2009	June 28, 2008
Statement of Operations Data:*
Revenue	100%	100%
Cost of revenue	51	57

Gross profit	49	43
Research and development	9	7
Selling and marketing	5	7
General and administrative	12	14
Amortization of intangible assets	1	1

Income from operations	22	14
Interest income (expense), net	(1)	4
Other expense, net	(4)	(3)

Income before income taxes	17	15
Provision for income taxes	6	6

Net income	11%	9%

*
percentages subject to rounding.

Three Months Ended June 27, 2009 compared to Three Months Ended June 28, 2008.

        Revenue.    The following table sets forth total revenue for the three months ended June 27, 2009 and June 28, 2008:

	Three Months Ended
Business Category	June 27, 2009	June 28, 2008	Change	% Change
	(dollars in thousands)
Photovoltaic equipment	$19,039	$54,375	$(35,336)
Photovoltaic services, parts and other	895	2,707	(1,812)

Total photovoltaic business	19,934	57,082	(37,148)
Polysilicon business	51,885	—	51,885

Total revenue	$71,819	$57,082	$14,737	26%

        Our total revenue increased 26% from $57.1 million for the three months ended June 28, 2008 to $71.8 million for the three months ended June 27, 2009.

        Our revenue from photovoltaic equipment sales decreased 65% to $19.0 million for the three months ended June 27, 2009 from $54.4 million for the three months ended June 28, 2008. Photovoltaic equipment revenue includes sales of DSS units as well as other photovoltaic equipment. During the three months ended June 27, 2009, our revenue from DSS sales were $17.0 million as compared to $50.9 million in the same quarter last year. Sales of other photovoltaic equipment accounted for $2.0 million and $3.5 million of our revenue for the three months ended June 27, 2009 and June 28, 2008, respectively. Revenue from other photovoltaic equipment can fluctuate based upon specific customer requirements. Revenue from photovoltaic services, parts and other decreased to $0.9 million for the three months ended June 27, 2009 from $2.7 million for the three months ended June 28, 2008. The overall decrease in our photovoltaic business is substantially related to delays in deliveries requested by our customers on existing contracts as a result of the economic downturn.

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

        Revenue from turnkey contracts accounted for none of our revenue for the three months ended June 27, 2009 or June 28, 2008. Turnkey revenue is recorded after final production line acceptance and therefore is periodic in nature.

        During the three months ended June 27, 2009, we recognized polysilicon revenue of $51.9 million related to our CVD reactors and related equipment. We did not recognize any polysilicon revenue in the three months ended June 28, 2008.

        In both the three months ended June 27, 2009 and June 28, 2008, a substantial percentage of our revenue resulted from sales to a small number of customers. Two of our customers accounted for 77% of our revenue for the three months ended June 27, 2009 and two customers accounted for 65% of our revenue for the three months ended June 28, 2008. No other customer accounted for more than 10% of our revenue during the respective periods. For the fiscal year ending April 3, 2010, we believe that no one customer will account for more than 35% of our total annual revenue.

        Cost of Revenue, Gross Profit and Gross Margins.    The following table sets forth total cost of revenue and gross profit for the three months ended June 27, 2009 and June 28, 2008:

	Three Months Ended
	June 27, 2009	June 28, 2008	Change	% Change
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$13,251	$33,220	$(19,969)
Polysilicon business	23,603	(435)	24,038

Total	$36,854	$32,785	$4,069	12%

Gross profit
Photovoltaic business	$6,683	$23,862	$(17,179)
Polysilicon business	28,282	435	27,847

Total	$34,965	$24,297	$10,668	44%

        Our photovoltaic cost of revenue and gross profit decreased $20.0 million, or 60%, and $17.2 million, or 72%, respectively, for the three months ended June 27, 2009 compared to the three months ended June 28, 2008. This decrease reflects the delays in deliveries on existing contracts requested by our customers as a result of recent the economic downturn. Our polysilicon cost of revenue and gross profit increased by $24.0 million and $27.8 million, respectively, for the three months ended June 27, 2009 compared to the three months ended June 28, 2008. This increase relates to polysilicon revenue that was recognized during the three months ended June 27, 2009 which is periodic in nature. We did not recognize any polysilicon revenue in the three months ended June 28, 2008.

        The following table sets forth total gross margins for the three months ended June 27, 2009 and June 28, 2008 and, for comparative purposes, the fiscal year ended March 28, 2009:

	Three Months Ended		Fiscal Year Ended
	June 27, 2009	June 28, 2008	March 28, 2009
Gross margins
Photovoltaic business	34%	42%	40%
Polysilicon business	55%	—	38%
Overall	49%	43%	40%

        Overall gross profit as a percentage of revenue, or gross margin, increased to 49% for the three months ended June 27, 2009 from 43% for the three months ended June 28, 2008.

        Gross margins for the photovoltaic business during the three month ended June 27, 2009 were 34% as compared to gross margins of 42% during the three months ended June 28, 2008 and were adversely impacted by approximately $0.7 million of unabsorbed manufacturing costs as a result of lower levels of production during the period and $0.5 million of charges incurred as we rescheduled and/or cancelled a portion of our commitments to our vendors to procure materials in the photovoltaic business to reflect a reduced rate of production.

        Gross margins within our polysilicon business during the three months ended June 27, 2009 were 55% as compared to gross margins of 38% during the year ended March 28, 2009. We did not recognize any polysilicon revenue during the three months ended June 28, 2008.

        Our gross margins tend to vary depending on the volume and pricing of our contracts. We expect that the effect of both the anticipated low levels of manufacturing volumes and the mix of revenue to be recognized for the remaining portion of April 3, 2010 will result in reduced overall annual gross margins for the balance of the fiscal year ended April 3, 2010 as compared to the overall gross margins earned through the three months ended June 27, 2009 and therefore, is expected to be more comparable to margins earned through the fiscal year ended March 28, 2009.

        Research and Development.    The following table sets forth total research and development expenses for the three months ended June 27, 2009 and June 28, 2008:

	Three Months Ended
	June 27, 2009	June 28, 2008	Change	% Change
	(dollars in thousands)
Research and development
Photovoltaic business	$3,240	$1,456	$1,784
Polysilicon business	3,159	2,360	799

Total	$6,399	$3,816	$2,583	68%

        Research and development expenses were $6.4 million for the three months ended June 27, 2009, compared to $3.8 million for the three months ended June 28, 2008, an increase of 68%. The increase was a result of increased labor, subcontracting costs and material spending associated with the development of new polysilicon business products, particularly our CVD reactor and trichlorsilane technologies, as well as costs associated with the development of our next-generation DSS product. We expect our R&D spending to remain at similar levels as compared to the three months ended June 27, 2009 for the remainder of our fiscal year ended April 3, 2010, as we continue to invest in new product development and expand our product base in both our polysilicon and photovoltaic businesses.

        Selling and Marketing.    The following table sets forth total selling and marketing expenses for the three months ended June 27, 2009 and June 28, 2008:

	Three Months Ended
	June 27, 2009	June 28, 2008	Change	% Change
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$970	$2,239	$(1,269)
Polysilicon business	2,897	1,545	1,352

Total	$3,867	$3,784	$83	2%

        Selling and marketing expenses increased 2% to $3.9 million for the three months ended June 27, 2009 from $3.8 million for the three months ended June 28, 2008. Photovoltaic business selling and marketing expenses decreased approximately $1.3 million substantially related to decreased sales commissions. Additionally, during the three months ended June 28, 2009, polysilicon business selling and marketing expenses increased by $1.4 million of which approximately $1.1 million related to increased sales commissions from continued growth in our polysilicon business. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized.

        General and Administrative.    General and administrative expenses increased 7% to $8.3 million for the three months ended June 27, 2009 from $7.8 million for the three months ended June 28, 2008. Increased general and administrative expenses were primarily related to payroll and payroll related costs of $1.6 million, as well as, higher insurance and rent expense of $0.4 million and other general costs of $0.8 million. These increases were partially offset by lower stock compensation expense of $2.3 million due to the variable nature of the stock options awarded to non-employees.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets has remained essentially unchanged for the three months ended June 27, 2009 as compared to the three months ended June 28, 2008.

        Interest Income.    We typically invest our excess cash in exchange traded money market mutual funds. During the three months ended June 27, 2009, we recorded an immaterial amount of interest income. During the three months ended June 28, 2008, we recorded $1.3 million of interest income. Interest income decreased due to substantially lower interest rates earned on our investments.

        Interest Expense.    During the three months ended June 27, 2009, we recorded interest expense of $0.2 million primarily attributed to the expensing of deferred debt costs in connection with our credit facility and other related credit facility fees. During the three months ended June 28, 2008 we did not record any interest expense.

        Interest Component of Forward Foreign Exchange Contracts.    During the three months ended June 27, 2009 and June 28, 2008, we recorded forward point interest expense of $0.6 million and forward point interest income of $0.6 million, respectively. Forward points represent the interest rate differential between the two countries involved in the forward foreign exchange contract for the specified period of time and can be either a premium or discount at the beginning of the contract. Forward points are adjusted to reflect interest rate market condition changes and such changes can result in interest income or interest expense over the life of the contract.

        Other Expense, net.    During the three months ended June 27, 2009, other expense, net was $2.4 million, which included a loss of $2.1 million recognized due to fair value adjustments on certain forward foreign exchange contracts that no longer qualified as a cash flow hedge because the hedging relationship was no longer deemed to be highly effective. During the three months ended June 28, 2008, other expense, net was $1.4 million of which $1.5 million related to expenses associated with our initial public offering.

        Provision for Income Taxes.    Our effective income tax expense rate was 37.5% in the three months ended June 27, 2009 and 39.6% in the three months ended June 28, 2008. We review the expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can fluctuate on a quarterly basis.

        Net Income.    As a result of the foregoing factors, for the three months ended June 27, 2009, we recorded net income of $7.8 million compared to a net income of $5.1 million for the three months ended June 28, 2008.

Liquidity and Capital Resources

Overview

        Our cash balances increased by $54.3 million during the first three months of fiscal 2010, from $107.1 million as of March 28, 2009 to $161.4 million as of June 27, 2009. During the same period of fiscal 2009, our cash balance increased by $57.4 million, from $54.8 million as of March 31, 2008 to $112.2 million as of June 28, 2008. We manage our cash inflows through the use of customer deposits and milestone billings that allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) and payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

        For the three months ended June 27, 2009 our cash provided by operations was $53.5 million which was significantly impacted by the receipt of cash of approximately $35.3 million for refundable income taxes due to an election of a change in accounting method for tax purposes. Other significant sources of cash included $7.8 million of net income, $60.1 million of a net increase in deferred revenue less deferred costs primarily related to the shipment of our polysilicon reactors and reductions in inventory and advance payments on inventory purchases of $66.6 million reflecting the slow down in our business as a result of current economic uncertainties. The significant uses of cash were an increase in accounts receivable of $20.1 million, a decrease in customer deposits of $78.7 million and a decrease in accounts payable and accrued expenses of $25.2 million.

        For the three months ended June 28, 2008, our cash provided by operations was $61.1 million which was favorably impacted by the release of restricted cash of $31.5 million as discussed below. Other significant sources of cash included $5.1 million of net income, $32.1 million of a net increase in deferred revenue less deferred costs along with a decrease in accounts receivable of $24.0 million and an increase in customer deposits of $43.6 million. The significant uses of cash included increases in inventory and advance payments on inventory purchases of $69.7 million in order to fund the growth and expansion anticipated at the time.

        In connection with customer deposits, customers may require us to provide a standby letter of credit, or standby LOC, as security for their deposit. During the period of September 24, 2007 to July 29, 2008 we had been issuing standby letters of credit on a cash collateralized basis. This cash collateral is classified as restricted cash in the consolidated balance sheet and increased by $31.5 million for the three months ended June 28, 2008. The practice of using cash to collateralize our standby LOCs had a negative impact on the working capital available to us. On July 29, 2008, we entered into a new senior credit facility and a new letter of credit facility, in each case with a syndicate of financial institutions. (See "Senior Credit Facility" and "Cash-Collateralized Letter of Credit Facility" below).

Cash Flows from Investing Activities

        We outsource a significant portion of our manufacturing and therefore, we require minimal capital expenditures to meet our production demands. Our capital expenditures for the three months ended June 27, 2009 and June 28, 2008, were approximately $0.2 million and $3.8 million, respectively. Our capital expenditures for the three months ended June 28, 2008 were primarily used for improving our business information systems and improving our principal facility. We expect total capital expenditures in the fiscal year ending April 3, 2010 to be approximately $5.0 million, consisting primarily of improvements to our business information systems and expansion of our facilities in China and Montana.

Cash Flows from Financing Activities

        During the three months ended June 27, 2009, we received $1.0 million from financing activities, primarily related to the exercise of stock options.

        As of June 27, 2009, we had $26.3 million of standby LOCs outstanding under our senior credit facility. Generally, a letter of credit expires upon shipment to the customer.

        We believe that cash generated from operations together with our existing cash, customer deposits and our senior credit facility (see below) will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months.

Senior Credit Facility

        On July 29, 2008, we entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90.0 million, which is available for the borrowing of revolving loans and the issuance of standby LOCs (the "senior credit facility"); provided that the aggregate principal amount of revolving loans may not exceed $50.0 million at any time. The senior credit facility includes a sub-limit of $25.0 million for swingline loans. As of June 27, 2009, we had approximately $26.3 million of outstanding LOCs and no borrowings under the senior credit facility and $63.7 million of availability under the senior credit facility. The senior credit facility will mature on July 29, 2011.

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

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at our option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate or the federal funds rate plus 0.50%. We pay a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of June 27, 2009, the 3 month LIBOR rate, Bank of America prime rate and federal funds rate were 0.6%, 3.25% and 0.25%, respectively.

        The senior credit agreement that governs the senior credit facility contains financial covenants that require us to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The senior credit agreement also contains covenants, which, among other things, limit our ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments or enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. We were in compliance with all of these covenants as of June 27, 2009.

        Recent volatility in the financial markets has severely diminished liquidity and capital availability worldwide. We believe the risk that we will not be able to use the facility in the future due to these recent events is mitigated to some degree by the fact that there are several banks participating in the facility. However, we cannot fully predict the long-term impact on the facility of a continued credit crisis.

Cash-Collateralized Letter of Credit Facility

        On July 29, 2008, we also entered into a letter of credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The letter of credit agreement provides for a three-year cash-collateralized letter of credit facility in an aggregate principal amount of up to $150.0 million, which is available for the issuance of cash-collateralized standby LOCs. The letter of credit facility may be increased by an aggregate amount of up to $50.0 million, at our election, with additional commitments from the lenders under the letter of credit facility or from new financial institutions, if no default or event of default exists under the letter of credit facility. We may exercise the option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10.0 million and integral multiples of $5.0 million in excess thereof. We pay letter of credit fees equal to 0.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of June 27, 2009, we had no letters of credit outstanding under this facility.

        The letter of credit facility is secured by an amount of cash equal to the dollar amount of outstanding standby letters of credit. The letter of credit facility contains customary covenants, which among other things limit our ability to: incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant's or its subsidiaries' assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility. We were in compliance with all of these covenants as of June 27, 2009.

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

        As of June 27, 2009, we had approximately $26.3 million of standby letters of credit outstanding representing primarily performance guarantees issued against customer deposits. These letters of credit have been issued under our secured credit facility and have not been included in the consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

        There have been no significant changes to our "Contractual Obligations and Commercial Commitments" table in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended March 28, 2009, other than those resulting from changes in the amount of purchase commitments under agreement as described below.

        As of March 28, 2009, purchase commitments under agreements totaled $343.8 million. As of June 27, 2009, purchase commitments under agreement totaled $251.2 million and are due as follows: $225.4 million for the remaining portion of the fiscal year ended April 3, 2010 and $25.8 million in the fiscal year ended April 2, 2011. As of June 27, 2009, prepayments under certain of these purchase commitments amounted to $77.1 million.

Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on our consolidated results of operations or financial position (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). In addition, we are required to apply the provision of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective for the interim periods in fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157, during the three months ended June 27, 2009 for measuring nonfinancial assets and liabilities, essentially goodwill and identifiable intangible assets, did not have a material effect on our financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS No. 141R"). This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R becomes effective for business combinations entered into during fiscal years beginning on or after December 31, 2008 and thereafter and does not have any impact on business combinations prior to such date. The adoption of SFAS 141R during the three months ended June 27, 2009 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued three FASB Staff Positions ("FSP") intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs during the three months ended June 27, 2009 did not have a material impact on our consolidated financial statements.

        In May 2009, the FASB issued Statements of Financial Accounting Standards No. 165, Subsequent Events ("SFAS 165"), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. See Footnote No. 16 "Subsequent Events" for the related disclosures. The adoption of SFAS 165 during the three months ended June 27, 2009 did not have a material impact on our consolidated financial statements.

Future Adoption of Accounting Pronouncements

        In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. We are currently assessing the potential impacts, if any, the adoption of SFAS 166 will have on our consolidated financial statements.

        In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 eliminates FASB Interpretation 46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)'s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions will be effective for the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, the adoption of SFAS 167 will have on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, the adoption of SFAS 168 will not have any impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

        For the three months ended June 27, 2009, there were no significant changes to our critical accounting policies as identified in our consolidated financial statements for the year ended March 28, 2009 included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009, filed on June 9, 2009.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign Currency Risk

        Although, our reporting currency is the U.S. dollar and substantially all of our sales contracts are currently denominated in U.S. dollars, we may incur costs in the local currency of one or more of the countries in which we operate. In addition, we maintain our cash balances primarily in the U.S. dollar. However, from time to time, we may maintain cash balances in currencies other than the U.S. dollar. As a result, we will be subject to currency translation risk. Exchange rates between a number of currencies and U.S. dollars have fluctuated significantly over the last few years and future exchange rate fluctuations may occur.

        Our primary foreign currency exposure relates to fluctuations in foreign currency exchange rates, primarily the euro for polysilicon inventory purchases from vendors located in Europe. Fluctuations in exchange rates could affect our gross and net profit margins and could result in foreign exchange and operating losses. Changes in the customer's delivery schedules can affect related payments to our vendors which will cause fluctuations in the cash flows and when we expect to make payments when these cash flows are realized or settled.

        Due to recent delays in deliveries requested by our polysilicon customers, we requested our vendors to delay deliveries. As a result, certain of our forward foreign exchange contracts to purchase euros no longer qualified as cash flow hedges under SFAS No. 133 because the hedging relationship was no longer deemed to be highly effective. We entered into offsetting forward foreign exchange contracts to sell euros with notional amounts of €26.6 million to eliminate any further foreign exchange risk related to those foreign exchange contracts.

        As of June 27, 2009, we had unhedged euro denominated purchase commitments of approximately €35.2 million, net of advances on inventory purchases and available euros in our ending cash balances. A 10% appreciation or depreciation of the euro against the U.S. dollar would increase or decrease the costs of the related inventory to be purchased by approximately $4.9 million. We will evaluate whether or not to initiate new foreign forward exchange contracts against these purchase commitments when negotiations with such vendors are finalized.

        As of June 27, 2009, we had outstanding forward foreign exchange contracts of €2.8 million which generally expire within 12 months. Consistent with the nature of the economic hedges provided by these forward foreign exchange contracts, increases or decreases in their fair values would be effectively offset by corresponding decreases or increases in the U.S. dollar value of our future foreign currency denominated inventory purchases (the "hedged items"). A 10% appreciation or depreciation of the euro against the U.S. dollar would not have a material impact on the fair value of these derivative financial instruments.

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 27, 2009, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in our internal controls or other factors during the three months ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the "State Court"), under the caption Hamel v. GT Solar International, Inc., et al., against us, certain of our officers and directors and certain underwriters of our July 24, 2008 initial public offering (the "state class action"). We removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class actions on November 25, 2008. On February 2, 2009, the federal Court granted the plaintiff's motion to remand the state class action to New Hampshire State Court. On May 4, 2009, the parties agreed to a stay of the state class action, pending resolution of the motion to dismiss in the consolidated federal case. At a case structuring conference on June 3, 2009, the state court endorsed the proposed joint case management order filed by the parties. The state class action plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including our DSS furnaces. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the State Court should deem just and proper.

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009 (the "derivative action"). The derivative complaint is asserted nominally on behalf of the Company against certain of our directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the same purported misconduct alleged in the federal action. On April 10, 2009, the State Court granted our motion to stay the derivative action, pending resolution of the motion to dismiss in the federal action.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed with the Securities and Exchange Commission on June 9, 2009. Except as noted below, there have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in the Annual Report on Form 10-K. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" in the Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

        Under the heading "Item 1A. Risk Factors—Risk Related to Our Business Generally—"Our future success depends on our management team and on our ability to attract and retain key employees and to integrate new employees into our management team successfully" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion about the potential adverse impact to us of losing a member of our senior management team. On May 22, 2009, Robert Woodbury, our Chief Financial Officer and a member of our senior management team, resigned. We have begun the process of selecting a new Chief Financial Officer but are unable to predict how long the selection process, which could be challenging, will take and when we will name a new Chief Financial Officer. In the meantime, our finance organization is being led by Richard Johnson, our Vice President, Finance and Corporate Controller, on whom we will be more dependent during this transition period.

        Under the heading "Item 1A. Risk Factors—Risk Related to Our Business Generally—"Exchange rate fluctuations may make our products less attractive to non-U.S. customers and otherwise have a negative impact on our operating results" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion of the potential adverse effect of future exchange rate fluctuations and the related material effect these fluctuations could have on our financial condition. Our largest foreign currency exposure is the euro. In order to mitigate foreign currency fluctuations, we typically enter into forward foreign exchange contracts to hedge portions of equipment purchases from vendors located in primarily Europe. Due to recent delays in deliveries requested by our polysilicon customers, we began negotiations with vendors to delay deliveries under certain of our inventory purchase commitments. As a result, during the three months ended June 27, 2009, certain of our forward foreign exchange contracts to purchase euros no longer qualified as cash flow hedges under SFAS No. 133 because the hedging relationship was no longer deemed to be highly effective. We entered into offsetting forward foreign exchange contracts to sell euros to mitigate any further foreign exchange risk related to those foreign exchange contracts. As a result, we had euro denominated purchase commitments of approximately €35.2 million, net of advances on inventory purchases and available euro in our ending cash balances, that were unhedged at June 27, 2009. Once negotiations with these vendors have been finalized, we will evaluate whether or not to initiate new foreign forward exchange contracts against these purchase commitments.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a) and 2(b) are not applicable

(c)
Stock Repurchases.

        The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended June 27, 2009:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (March 29, 2009 through May 2, 2009)	9,726	$6.78	—	—
Month #2 (May 3, 2009 through May 30, 2009)	—	—	—	—
Month # 3 (May 31, 2009 through June 27, 2009)	622	$6.42	—	—

        We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended June 27, 2009; however, our employees surrendered, and we subsequently retired, 10,348 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock awards issued under our 2008 Equity Incentive Plan.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matter to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

        Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number		Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.1		Amendment to Employment Agreement, dated as of June 4, 2009, by and between the Registrant and David W. Keck.	10-K	6/9/09	10.55
10.2	*	Letter Agreement, dated as of December 16, 2008, by and between the registrant and Edwin L. Lewis.				X
10.3	*	Consulting Agreement, dated as of December 17, 2008, by and between the registrant and Edwin L. Lewis.				X
10.4	*	General Release, dated as of December 17, 2008, by and between the registrant and Edwin Lewis.				X
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.				X
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Principal Financial Officer.				X
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.				X
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.				X

*
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Solar International, Inc.
	By:	/s/ THOMAS M. ZARRELLA Thomas M. Zarrella
Date: August 5, 2009		President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ RICHARD E. JOHNSON Richard E. Johnson
Date: August 5, 2009		Vice President of Finance and Corporate Controller (Principal Financial and Accounting Officer)