Form 10-Q
period 2009-09-26
GT Solar International, Inc.
filed 2009-11-10
CIK 1394954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

or

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

Registrant’s telephone number, including area code: (603) 883-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of October 30, 2009, is approximately 143,505,931.

GT SOLAR INTERNAITONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2009

PART I—FINANCIAL INFORMATION

Item 1—Condensed Consolidated Financial Statements

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except per share data)

(unaudited)

	September 26, 2009	March 28, 2009
Assets
Current assets:
Cash and cash equivalents	$204,257	$107,148
Accounts receivable, net	24,325	57,552
Inventories	78,665	103,476
Advances on inventory purchases	50,897	120,227
Deferred costs	226,461	174,961
Deferred income taxes	27,164	25,498
Refundable and prepaid income taxes	677	40,329
Prepaid expenses and other current assets	1,724	2,825
Total current assets	614,170	632,016
Property, plant and equipment, net	17,895	18,856
Other assets	777	940
Intangible assets, net	4,786	6,368
Deferred cost	66,538	36,643
Advances on inventory purchases	15,040	—
Goodwill	42,600	42,600
Total assets	$761,806	$737,423
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,400	$50,832
Accrued expenses	13,644	15,695
Customer deposits	135,434	222,654
Deferred revenue	364,232	285,005
Accrued income taxes	—	158
Total current liabilities	526,710	574,344
Deferred income taxes	20,577	15,647
Deferred revenue	107,290	63,122
Other non-current liabilities	965	2,405
Total liabilities	655,542	655,518

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 143,382 and 143,048 shares issued and outstanding as of September 26, 2009 and March 28, 2009 respectively	1,434	1,431
Additional paid-in capital	83,636	80,070
Accumulated other comprehensive loss	(4,813)	(8,389)
Retained earnings	26,007	8,793
Total stockholders’ equity	106,264	81,905
Total liabilities and stockholders’ equity	$761,806	$737,423

See accompanying notes to Condensed Consolidated Financial Statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenue	$104,193	$140,192	$176,012	$197,274
Cost of revenue	69,934	78,821	106,788	111,606
Gross profit	34,259	61,371	69,224	85,668
Operating expenses:
Research and development	4,637	4,049	11,036	7,865
Selling and marketing	3,158	5,044	7,025	8,828
General and administrative	10,237	8,348	18,566	16,124
Amortization of intangible assets	791	762	1,582	1,553
Total operating expenses	18,823	18,203	38,209	34,370
Income from operations	15,436	43,168	31,015	51,298

Interest income (expense):
Interest income	122	1,069	164	2,321
Interest expense	(204)	(67)	(381)	(67)
Interest component of forward foreign exchange contracts	—	1,368	(639)	1,944
Other income (expense), net	182	(1,657)	(2,181)	(3,099)
Income before income taxes	15,536	43,881	27,978	52,397
Provision for income taxes	6,101	15,939	10,764	19,312
Net income	$9,435	$27,942	$17,214	$33,085

Income per share:
Basic	$0.07	$0.20	$0.12	$0.23
Diluted	$0.06	$0.19	$0.12	$0.23

Dividend paid per common share	—	$0.632	—	$0.632

Weighted average number of common shares outstanding:
Basic	143,339	142,398	143,228	142,344
Diluted	145,198	145,075	145,265	145,119

See accompanying notes to Condensed Consolidated Financial Statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net income	$17,214	$33,085
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	1,582	1,553
Depreciation expense	1,721	783
Deferred income taxes expense (benefit)	1,885	(32,205)
Share-based compensation expense	2,456	3,070
Other adjustments, net	817	107
Changes in operating assets and liabilities:
Restricted cash	—	60,735
Accounts receivable	32,604	16,394
Inventories	24,811	(50,513)
Deferred costs	(81,394)	(57,547)
Advances on inventory purchases	54,290	(77,173)
Prepaid expenses and other assets	4,594	3,226
Accounts payable and accrued expenses	(34,920)	3,039
Customer deposits	(87,220)	46,862
Deferred revenue	123,395	110,580
Refundable and prepaid income taxes	35,307	(1,803)
Accrued income taxes	(158)	(11,301)
Other, net	(177)	(829)
Net cash provided by operating activities	96,807	48,063
Cash flows from investing activities:
Purchase of property, plant and equipment	(774)	(6,310)
Net cash used in investing activities	(774)	(6,310)
Cash flows from financing activities:
Payment of dividends to stockholders	—	(89,991)
Credit facility issuance costs	—	(1,060)
Minimum tax withholding payments for employee share-based awards	(68)	—
Proceeds from exercise of stock options and related excess tax benefits	1,146	809
Net cash provided by (used in) financing activities	1,078	(90,242)
Effect of foreign exchange rates on cash	(2)	94
Increase (decrease) in cash and cash equivalents	97,109	(48,395)
Cash and cash equivalents at beginning of period	107,148	54,839
Cash and cash equivalents at end of period	$204,257	$6,444
Non-cash transactions:
Change in goodwill relating to adjustments to acquired net assets	$—	$590

See accompanying notes to Condensed Consolidated Financial Statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements of GT Solar International, Inc. and Subsidiaries (“GT Solar” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements as of September 26, 2009 were prepared by the Company after evaluating subsequent events through November 10, 2009, the date these financial statements were issued. The results for the three and six months ended September 26, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending April 3, 2010 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended March 28, 2009, filed with the Securities and Exchange Commission on June 9, 2009.  Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein and have not changed materially as of September 26, 2009.

The condensed consolidated balance sheet as of March 28, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Fiscal Year End

Effective April 1, 2008, the Company elected to change its reporting period to be based on a 52 week year that ends on the Saturday closest to March 31 which in certain years results in a 53 week fiscal year. The Company’s quarterly reporting will cover 13 week periods, unless otherwise noted. The fiscal year ending April 3, 2010 will have 53 weeks with the extra week occurring in the fourth quarter of that year. The six month period ended September 27, 2008, includes two fewer days than a 26 week period as a result of transitioning to the new reporting period. The Company uses the terms quarterly, monthly, and annual in describing its financial results.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces the former The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the quarter ending September 26, 2009. The new numbering system uses the prefix “ASC” (an abbreviation of Accounting Standards Codification). As the Codification was not intended to change or alter existing GAAP, the adoption did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. This guidance became effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of this guidance with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on the Company’s consolidated results of operations or financial position (see Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). In addition, the Company is required to apply the provisions of this guidance to nonfinancial assets and nonfinancial liabilities effective for the interim periods in fiscal years beginning after November 15, 2008. The adoption during the six months ended September 26, 2009 for measuring nonfinancial assets and liabilities, essentially goodwill and identifiable intangible assets, did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance regarding business combinations and establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance became effective for business combinations entered into during fiscal years beginning on or after December 15, 2008 and thereafter with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. This guidance states that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would apply the provisions of this guidance. The adoption of this guidance during the six months ended September 26, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance which provides additional guidelines for estimating fair value of financial instruments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities and increases the frequency of fair value disclosures. This guidance does not amend existing guidance related to other-than-temporary impairments of equity securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this guidance during the six months ended September 26, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for, and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or fiscal periods ending after June 15, 2009. See Footnote No. 1 “Basis of Presentation” for the related disclosures. The adoption of this guidance during the six months ended September 26, 2009 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued an amendment to the accounting principles relating to the transfer of financial assets that eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, the adoption of this guidance will have on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that eliminates certain exceptions to the consolidation of qualifying special purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying consolidation provisions. The elimination of the qualifying special purpose entity concept and its consolidation exceptions will be effective for the fiscal year beginning after November 15, 2009, and for interim periods within that period, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, the adoption of this amendment will have on its consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements.  It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of this guidance will have on its consolidated financial statements.

2. Customer Concentrations

The following table summarizes revenue and accounts receivable for customers who accounted for 10% or more of accounts receivable or revenue, respectively:

	Revenue Three Months Ended		Revenue Six Months Ended		Accounts Receivable as of
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008	September 26, 2009	March 28, 2009
Customer
Customer #1	31%	35%	19%	40%	29%	31%
Customer #2	24%	*	14%	*	*	*
Customer #3	*	*	27%	*	*	*
Customer #4	*	25%	*	18%	*	10%
Customer #5	*	17%	*	12%	*	*
Customer #6	*	*	*	*	14%	*
Customer #7	*	*	*	*	11%	*
Customer #8	*	*	*	*	*	19%
Customer #9	*	*	*	*	15%	10%

*        - amount represents less than 10%.

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company requires that certain customers either post letters of credit or make advance payments prior to delivery.

3. Fair Value of Financial Instruments

The Company’s financial instruments are recorded at amounts that reflect the Company’s estimate of their fair values. Fair value is estimated using a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.

•                  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•                  Level 2—Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•                  Level 3—Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s own data.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 26, 2009:

	Total Carrying	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$201,908	$201,908	—	—
Forward foreign exchange contracts – assets	$58	—	$58	—
Forward foreign exchange contracts – liabilities	$(151)	—	$(151)	—

The Company’s cash equivalents consist of money market mutual funds valued using readily available market prices. The Company’s counterparties to its forward foreign exchange transactions are major international financial institutions.

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their short-term maturities. Foreign currency derivatives are carried at fair value based on quoted market prices for financial instruments with similar characteristics.

4. Derivative and Hedging Activities

The Company enters into forward foreign exchange contracts to hedge portions of foreign currency denominated inventory purchases. As of September 26, 2009, the Company had outstanding contracts with a notional value of euro (“€”)5,430. These contracts typically expire within 12 months.

For the six months ended September 26, 2009, the Company recognized into earnings losses of $2,054, which had previously been recorded as other comprehensive income. The losses, which were recognized as other expense of $2,112 during the three months ended June 26, 2009 and other income of $58 during the three months ended September 26, 2009, related substantially to forward foreign exchange contracts to purchase euros with notional amounts €41,429 that no longer qualified as cash flow hedges because the hedging relationship was no longer deemed to be highly effective. At the time they were deemed ineffective, the Company entered into offsetting forward foreign exchange contracts to sell euros with notional amounts of €26,633 which were not designated as cash flow hedges, to eliminate any further foreign exchange risk related to those foreign exchange contracts.

During the three and six months ended September 26, 2009, the Company recognized a loss of approximately $26 and a gain of $230, respectively, against cost of revenue with respect to foreign currency exchange cash flow hedges where the underlying hedged transaction had affected earnings. During the three and six months ended September 27, 2008, the Company did not recognize any gains or losses to earnings with respect to its derivative cash flow hedges as the underlying hedged transactions had not yet affected earnings. We estimate that $758 of net derivative losses will be reclassified from accumulated other comprehensive income into earnings over the next twelve months.

The following table sets forth the balance sheet location and fair value of the Company’s forward foreign exchange contracts at September 26, 2009 and March 28, 2009:

	Balance Sheet Location	September 26, 2009 Fair Value	March 28, 2009 Fair Value
Effective Cash Flow Hedges
Forward foreign exchange contracts—asset	Prepaid expenses and other current assets	$58	$853
Forward foreign exchange contracts—liabilities	Accrued expenses	$—	$(4,447)
Other Derivatives
Forward foreign exchange contracts—liabilities	Accrued expenses	$(151)	$(227)

The following table sets forth the effect of the Company’s forward foreign exchange contracts on the Company’s operating results for the three and six months ended September 26, 2009 and September 27, 2008.

	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Three Months Ended
September 26, 2009	$(233)	Cost of revenue	$(26)	Other, net	$58
September 27, 2008	$9,857	Cost of revenue	$—	Other, net	$3

Six Months Ended
September 26, 2009	$(3,131)	Cost of revenue	$230	Other, net	$(2,054)
September 27, 2008	$10,443	Cost of revenue	$—	Other, net	$42

5. Inventories

Inventories consisted of the following:

	September 26, 2009	March 28, 2009
Raw materials	$59,754	$73,347
Work-in-process	2,508	2,978
Finished goods	16,403	27,151
	$78,665	$103,476

6. Warranty

The Company’s polysilicon products are sold with a standard warranty for a period not exceeding twenty-four months from delivery. The Company’s photovoltaic products are generally sold with a standard warranty for a period equal to the shorter of (i) twelve months from the date of acceptance by the customer or (ii) fifteen months from the date of shipment. A provision for estimated future costs related to warranty expense is recorded when products are shipped and accepted by the customer. The following table presents warranty activities:

	Six Months Ended
	September 26, 2009	September 27, 2008
Product warranty liability, beginning of the period	$2,231	$1,957
Warranty expense	286	863
Payments under warranty	(1,069)	(646)
Product warranty liability, end of period	$1,448	$2,174

7. Income Taxes

The Company recorded a tax provision representing federal, state and foreign income taxes based on an effective tax rate of 39.3% and 36.3% for the three months ended September 26, 2009 and September 27, 2008, respectively and 38.5% and 36.9% for the six months ended September 26, 2009 and September 27, 2008, respectively. The effective tax rate for the six months ended September 27, 2008 is lower than the effective tax rate for the six months ended September 26, 2009 primarily due to the impact of discrete items related to tax benefits recognized based on prior year tax studies completed during the quarter ended September 27, 2008. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, the Company’s consolidated effective income tax rate may change significantly on a quarterly basis.

The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any significant unrecognized tax benefits as of September 26, 2009 and March 28, 2009. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the six months ended September 26, 2009.

During the three months ended September 27, 2008 and as discussed above, the Company completed tax studies that resulted in additional tax benefits, of which $590 related to periods prior to January 1, 2006 and therefore were allocated as a reduction to goodwill.

8. Commitments and Contingencies

Purchase Commitments

The Company enters into commitments to purchase raw materials, research and development and other services from various suppliers and vendors. Some of these commitments expire within a few months and others continue into the fiscal year ending April 2, 2011. During the six months ended September 26, 2009, the Company rescheduled and/or cancelled a portion of its commitments to its vendors to procure materials in the photovoltaic business to reflect a reduced rate of production and as a result recognized losses of $501 and $1,013 during the three and six months ended September 26, 2009, respectively, from commitment terminations which have been included in cost of revenue.

Contingencies

Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the “Court”), against the Company, certain of its officers and directors, certain underwriters of its July 24, 2008 initial public offering and others, including certain investors in the Company (the “federal class actions”). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International, Inc., et al. The Court selected the lead plaintiff and lead plaintiff’s counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendants’ motion. Following the Court’s denial of the motion, the parties submitted a proposed joint case management order to the Court on November 6, 2009. The lead plaintiff asserts claims under various sections of the Securities Act. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for the Company’s July 24, 2008 initial public offering, and other public statements, regarding the Company’s business relationship with LDK Solar, Ltd., one of the Company’s customers, JYT Corporation, one of the Company’s competitors, and certain of the Company’s products, including the Company’s DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys’ fees, costs and such other relief as the Court should deem just and proper.

In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the “State Court”), under the caption Hamel v. GT Solar International, Inc., et al., against the Company, certain of the Company’s officers and directors and certain underwriters of the Company’s July 24, 2008 initial public offering (the “state class action”). The Company removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class actions on November 25, 2008. On February 2, 2009, the federal Court granted the plaintiff’s motion to remand the state class action to New Hampshire State Court. On May 4, 2009, the parties agreed to a stay of the state class action, pending resolution of the motion to dismiss in the consolidated federal case. At a case structuring conference on June 3, 2009, the state court endorsed the proposed joint case management order filed by the parties which requires coordination of any discovery to be taken in the state class action with that taken in the federal class action. With the denial of the motion to dismiss the federal action, the parties submitted a proposed joint case management order to the State Court on November 6, 2009. The state class action plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for the Company’s July 24, 2008 initial public offering, and other public statements, regarding the Company’s business relationship with LDK Solar, Ltd., one of the Company’s customers, JYT Corporation, one of the Company’s competitors, and certain of the Company’s products, including the Company’s DSS furnaces. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys’ fees, costs and such other relief as the State Court should deem just and proper.

A derivative suit, captioned Fan v. GT Solar Int’l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009 (the “derivative action”). The derivative complaint is asserted nominally on behalf of the Company against certain of the Company’s directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the same purported misconduct alleged in the federal action. On April 10, 2009, the State Court granted the Company’s motion to stay the derivative action, pending resolution of the motion to dismiss in the federal action. In accordance with the terms of the stay the parties have conferred regarding a case management schedule for the derivative action.

The Company intends to defend the federal and state class actions, and the derivative action, vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s consolidated financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

The Company is subject to various other routine legal proceedings and claims incidental to its business, which the Company believes will not have a material adverse effect on its financial position, results of operations or cash flows.

Customer Indemnifications

In the normal course of business, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company’s products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these indemnification obligations.

9. Senior Credit Facility

On July 29, 2008, the Company entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90,000, which is available for the borrowing of revolving loans and the issuance of standby letters of credit (“LOCs”) (the “senior credit facility”); provided that the aggregate principal amount of revolving loans may not exceed $50,000 at any time. The senior credit facility includes a sub-limit of $25,000 for swingline loans. As of September 26, 2009, the Company had $1,481 of outstanding LOCs and no borrowings under the senior credit facility and $88,519 of availability under the senior credit facility. The senior credit facility will mature on July 29, 2011.

The aggregate amount of borrowings and outstanding standby LOCs under the senior credit facility may not exceed a borrowing base equal to Adjusted EBITDA multiplied by 3.0 plus unrestricted cash on hand. The senior credit facility is guaranteed by all of the Company’s existing and future direct and indirect domestic subsidiaries. Obligations under the senior credit facility are secured by a first-priority lien on substantially all of the tangible and intangible assets and by a pledge of the capital stock of all of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s foreign subsidiaries owned directly by us or one of the Company’s domestic subsidiaries.

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

Borrowings under the senior credit facility bear interest at a floating rate equal to, at the Company’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate or the federal funds rate plus 0.50%. The Company pays a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of September 26, 2009, the three month LIBOR rate, Bank of America prime rate and federal funds rate were 0.28%, 3.25%, and 0.25% respectively.

The senior credit agreement that governs the senior credit facility contains financial covenants that require the Company to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The senior credit agreement also contains covenants, which, among other things, limit the Company’s ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments or enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. As of September 26, 2009, the Company was in compliance with all of these covenants.

10. Stockholder’s Equity

A summary of the changes in stockholders’ equity for the six months ended September 26, 2009 is provided below:

	Common Stock	Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Earnings	Equity
Balance at March 28, 2009	143,048	$1,431	$80,070	$(8,389)	$8,793	$81,905
Net income					17,214	17,214
Other comprehensive income (1)				3,576		3,576
Forfeiture of unvested restricted stock and dividend	(56)	(1)	36			35
Option exercises and vesting of restricted stock units	404	4	777			781
Stock compensation			2,456			2,456
Excess tax benefit from share-based award activity			365			365
Minimum tax withholding payments for employee share-based awards(2)	(14)		(68)			(68)
Balance at September 26, 2009	143,382	$1,434	$83,636	$(4,813)	$26,007	$106,264

(1)                                 See Note 13

(2)                                 Purchase of shares surrendered by employees to satisfy minimum tax withholding obligations on the vesting of restricted stock awards and subsequently retired.

11. Share-Based Compensation

The Company recorded $1,404 and ($241) of expense (income) related to share-based compensation in the three months ended September 26, 2009 and September 27, 2008 respectively. The Company recorded $2,456 and $3,070 of expense related to share-based compensation in the six months ended September 26, 2009 and September 27, 2008 respectively. Share-based compensation cost capitalized as part of inventory is insignificant for all periods presented.

During the six months ended September 26, 2009, the Company granted 1,480 options to purchase shares of the Company’s common stock to certain employees and non-employees of the Company. The stock options are exercisable at $4.81 per share, which was the fair market value of the Company’s common stock on the date of grant, and expire on September 1, 2019. The fair value of the stock options grant was $3,626, or $2.45 per share. The fair value of the stock options was estimated using the Black-Scholes option pricing model which uses highly subjective assumptions including the expected stock price volatility. The fair value of the Company’s stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 2.77%, expected average life of 6 years and an expected stock price volatility of 50.8%.

During the six months ended September 26, 2009, the Company granted 1,005 restricted stock units of the Company’s common stock to certain employees, non-employees and directors of the Company. The fair value of the restricted stock units was $5,045, or $5.02 on a weighted average per share basis.

As of September 26, 2009, the Company had unrecorded deferred stock-based compensation expense related to fixed and variable stock options of approximately $6,862, after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 2.4 years. The unrecorded deferred stock-based compensation expense related to restricted stock units as of September 26, 2009 was approximately $8,554, after estimated forfeitures, which will be recognized over an estimated weighted average remaining requisite service period of 3.2 years.

12. Earnings Per Share

The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Weighted average shares—basic	143,339	142,398	143,228	142,344
Dilutive common stock options and awards	1,859	2,677	2,037	2,775
Weighted average common and common equivalent shares—diluted	145,198	145,075	145,265	145,119
Weighted average of common stock options and awards having no dilutive effect	3,142	409	2,503	395

13. Comprehensive Income

The following table summarizes components of comprehensive income related to derivatives classified as cash flow hedges as well as foreign currency translation adjustments from the Company’s subsidiary that does not use the U.S. dollar as its functional currency:

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income	$9,435	$27,942	$17,214	$33,085
Change in derivative instruments, net of tax effect of $280, $3,974, ($1,377) and $4,227, respectively	481	(5,886)	3,578	(6,258)
Foreign currency translation adjustment	2	(4)	(2)	108
Comprehensive income	$9,918	$22,052	$20,790	$26,935

The following table summarizes the Company’s accumulated other comprehensive income (loss) as of September 26, 2009 and March 28, 2009:

	September 26, 2009	March 28, 2009
Cash flow hedges of foreign exchange, net of tax effect of $3,352 and $4,730, respectively	$(4,925)	$(8,503)
Foreign currency translation adjustment	112	114
Total	$(4,813)	$(8,389)

14. Segment Information

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

Financial information for the Company’s business segments is as follows:

	Photovoltaic Business	Polysilicon Business	Corporate Services	Total
Three months ended September 26, 2009
Revenue	$62,402	$41,791	$—	$104,193
Gross profit	18,421	15,838	—	34,259
Depreciation and amortization	753	387	520	1,660
Income (loss) from operations	$12,270	$12,280	$(9,114)	$15,436
Three months ended September 27, 2008
Revenue	$140,192	$—	$—	$140,192
Gross profit	61,629	(258)	—	61,371
Depreciation and amortization	775	102	346	1,223
Income (loss) from operations	$55,676	$(5,350)	$(7,158)	$43,168

Six months ended September 26, 2009
Revenue	$82,336	$93,676	$—	$176,012
Gross profit	25,104	44,120	—	69,224
Depreciation and amortization	1,474	789	1,040	3,303
Income (loss) from operations	$13,325	$33,896	$(16,206)	$31,015
Six months ended September 27, 2008
Revenue	$197,274	$—	$—	$197,274
Gross profit	85,491	177	—	85,668
Depreciation and amortization	1,665	111	560	2,336
Income (loss) from operations	$74,494	$(9,425)	$(13,771)	$51,298

Assets
September 26, 2009	$196,076	$322,562	$243,168	$761,806
March 28, 2009	$240,904	$310,768	$185,751	$737,423

The following table presents net sales by geographic region, which is based on the destination of the shipments:

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
China	$45,775	$127,225	$63,739	$163,380
Korea	7,491	280	12,083	962
Other Asia	10,157	1,319	10,294	8,361
Europe	33,059	7,337	81,719	14,282
United States	7,711	716	8,167	6,965
Other	—	3,315	10	3,324
Total	$104,193	$140,192	$176,012	$197,274

A summary of long-lived assets, consisting of net property and equipment, intangible assets and goodwill, by geographical region is as follows:

	September 26, 2009	March 28, 2009
United States	$64,753	$67,752
China	528	72
Total	$65,281	$67,824

15. Supplemental Information

Other income (expense), net

The components of other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Foreign currency loss	$(45)	$(467)	$(305)	$(452)
Initial public offering expenses	—	(1,193)	—	(2,689)
Gain (loss) on derivatives-ineffective portion (See Note 4)	58	3	(2,054)	42
Other	169	—	178	—
Total other expense, net	$182	$(1,657)	$(2,181)	$(3,099)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following factors and any other factors discussed under the heading titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, and our Quarterly Report Form 10-Q for the quarter ended June 27, 2009, filed on August 5, 2009:

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

•                  our inability to recognize revenue on sales of new products;

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other statements that are included under the heading “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009, filed on August 5, 2009, our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009 and in this report. Forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

GT Solar International, Inc. and its subsidiaries (referred to herein collectively as “we”, “us”, and “our”) is a provider of specialized manufacturing equipment and services for the production of photovoltaic wafers, cells and modules and polysilicon. Our principal products are directional solidification systems, or DSS units, and chemical vapor deposition, or CVD, reactors and related equipment. DSS units are specialized furnaces used to melt polysilicon and cast multicrystalline ingots from which solar wafers are made. CVD reactors are used to react gases at high temperatures and pressures to produce polysilicon, the key raw material used in solar cells. Our customers include several of the world’s largest solar companies as well as companies in the chemical industry. We operate through two segments: our photovoltaic business and our polysilicon business. We are focusing on strategies to enhance and accelerate the growth of our business.

Our photovoltaic business manufactures and sells DSS units and related ancillary equipment, as well as, spare parts and consumables. We sell our products separately and as part of “turnkey solutions,” where we bundle equipment, including third party equipment, with design and integration expertise.

Our polysilicon business offers CVD reactors and related equipment specifically designed for the efficient production of polysilicon. Polysilicon is a highly purified form of silicon that is used to make semiconductor wafers for microelectronics applications and is the key raw material used to produce solar wafers. The CVD process involved in the production of polysilicon takes place in a specialized CVD reactor using a variety of complex chemical processes, the most widely used being the Siemens process, which has been in existence for nearly fifty years. Our CVD reactors utilize the Siemens process. Our polysilicon business also recently began offering design and engineering solutions for the manufacturing of trichlorosilane and silane gases, which are used in both the silicon and semiconductor industries.

Our business was founded in 1994. Effective January 1, 2006, our business was acquired by GT Solar Holdings, LLC, a newly formed company controlled by GFI Energy Ventures LLC, a private equity investment firm focused on the energy sector, and Oaktree Capital Management, L.P., a global alternative and non-traditional investment manager. We refer to this transaction as the “Acquisition.” On July 29, 2008, we completed an initial public offering of 30,300,000 shares of common stock by certain of our stockholders (the “IPO”).

Factors Affecting Our Results of Operations

Demand for our products and services is driven by end-user demand for solar power. Key drivers of the growing demand for solar power include volatile prices of conventional energy sources, the desire for energy security/energy independence to counter perceived geopolitical supply risks surrounding fossil fuels, environmental pollution from fossil fuels and the resulting tightening of emission controls, the increasingly competitive cost of energy from renewable energy sources, government incentive programs for the development of solar energy making solar energy more cost competitive and changing consumer preferences towards renewable energy sources.

In addition, our results of operations are affected by a number of external factors including the availability and price of polysilicon in the market, availability of raw materials, foreign exchange rates, interest rates, commodity prices (particularly steel and graphite prices) and macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the international markets in which we conduct business (including China).

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

Current economic conditions and excess capacity have negatively impacted the availability of financing for major solar projects and, as a result, solar market demand has slowed and certain customers have requested delays in delivery and other contract modifications. Although we believe our long term prospects are in line with solar industry forecasts, the current underutilization of both solar cell and polysilicon manufacturing capacity is expected to impact our results for future periods. Due to these current economic conditions, we have reduced our production plans for the year ended April 3, 2010, as compared to March 28, 2009.

We have rescheduled and/or cancelled commitments to our vendors to procure materials in our photovoltaic business to reflect our reduced production plan. As a result, we had recorded charges for expected deposit forfeitures and reserves against vendor advances totaling $11.3 million during the fiscal year ended March 28, 2009 and recorded charges of $1.0 million from commitment terminations during the six months ended September 26, 2009. We anticipate recording additional charges with respect to vendor commitments of up to $0.4 million during the remaining portion of fiscal year ending April 3, 2010.

Due to requested delays from our polysilicon customers, we recently began discussions with certain of our polysilicon suppliers to delay or otherwise modify certain of our euro denominated purchase commitments. As a result, during the six months ended September 26, 2009, we recorded a charge of $2.1 million in connection with forward foreign exchange contracts that were no longer deemed highly effective as a cash flow hedge.

We continue to negotiate with our customers and vendors and are unable to estimate the additional impact, if any, on our financial statements until such negotiations conclude and the timing of deliveries and other terms are finalized. Our quarterly results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

Order Backlog

Our order backlog consists of signed purchase orders or other written contractual commitments. The table below sets forth our order backlog as of September 26, 2009 and March 28, 2009 by product category:

	As of September 26, 2009		As of March 28, 2009
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$279	27%	$341	29%
Polysilicon business	752	73%	836	71%
Total	$1,031	100%	$1,177	100%

Our order backlog as of September 26, 2009 and March 28, 2009, included deferred revenue of $471.5 million and $348.1 million, respectively, representing equipment that had been shipped to customers but not yet recognized as revenue. Cash deposits related to our order backlog were $135.4 million as of September 26, 2009, and substantially all of the contracts in our order backlog require the customer to either post a letter of credit in our favor or make advance payment prior to shipment of equipment covering most of the purchase price. We generally would expect to deliver the photovoltaic products included in our order backlog over a period ranging from three to nine months and the polysilicon products included in our order backlog over a period ranging from twelve to eighteen months, although portions of the related revenue are expected to be recognized over longer periods in some cases. We expect to convert approximately 30% of our order backlog as of September 26, 2009 to revenue through the period ending April 3, 2010.  Due to recent requests from customers to delay shipments of their products, we expect the remainder to be converted to revenue during fiscal years 2011 and 2012. Although, most of our orders require substantial non-refundable deposits, our order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. We began tracking our backlog as a performance measure on a consistent basis during 2007.

If a customer fails to perform its contractual obligations and we do not reasonably expect such customer to perform its obligation, we may terminate such contract. As a result of such terminations and other contract revisions, our order backlog was reduced by approximately $17 million during the six months ended September 26, 2009 as compared to a reduction of $11 million during the six months ended September 27, 2008. During the six months ended September 26, 2009 we recorded revenues of approximately $2 million from forfeited deposits.

We are continuing negotiations with a number of customers who have requested that we extend their delivery schedules and/or make other contract modifications, or, in some cases have failed to provide letters of credit or to make payments in accordance with the terms of their contracts. Although we continue to have a reasonable expectation that most of these customers will substantially perform on their obligations, we believe approximately 20% of our total order backlog as of September 26, 2009 is at risk to varying degrees.  This amount includes contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, our order backlog could be reduced.

In addition, as of September 26, 2009 we have agreed to an extension of the delivery of the equipment under a polysilicon contract representing 17% of our order backlog as of September 26, 2009, which we do not consider at risk, but for which we have not yet finalized a revised delivery schedule. We have previously received a deposit representing approximately 30% of the contract total.

Other customers with contracts in our order backlog that are not currently under negotiation may approach us with similar requests in the future, or may fail to provide letters of credit or to make payments when due, which could further reduce our order backlog.

If a customer fails to perform on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract.  Our contracts do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages.

As of September 26, 2009, our order backlog consisted of contracts with 28 photovoltaic customers, 13 of which have orders of $3 million or greater, and 9 polysilicon customers, 8 of which have orders of $3 million or greater. Our order backlog as of September 26, 2009 included $685 million attributed to three customers with no other customer representing more than 10% of our order backlog.

Results of Operations

The following tables set forth the results of operations as a percentage of revenue for the three and six months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Statement of Operations Data:*
Revenue	100%	100%	100%	100%
Cost of revenue	67	56	61	57
Gross profit	33	44	39	43
Research and development	4	3	6	4
Selling and marketing	3	4	4	4
General and administrative	10	6	10	8
Amortization of intangible assets	1	1	1	1
Income from operations	15	31	18	26
Interest income (expense), net	—	2	(1)	2
Other expense, net	—	(1)	(1)	(1)
Income before income taxes	15	31	16	27
Provision for income taxes	6	11	6	10
Net income	9%	20%	10%	17%

*                                         percentages subject to rounding.

Three Months Ended September 26, 2009 compared to Three Months Ended September 27, 2008.

Revenue.  The following table sets forth total revenue for the three months ended September 26, 2009 and September 27, 2008:

	Three Months Ended
Business Category	September 26, 2009	September 27, 2008	Change	% Change
	(dollars in thousands)
Photovoltaic equipment	$60,687	$135,006	$(74,319)
Photovoltaic services, parts and other	1,715	5,186	(3,471)
Total photovoltaic business	62,402	140,192	(77,790)
Polysilicon business	41,791	—	41,791
Total revenue	$104,193	$140,192	$(35,999)	(26)%

Our total revenue decreased 26% to $104.2 million for the three months ended September 26, 2009 from $140.2 million for the three months ended September 27, 2008.

Our revenue from photovoltaic equipment sales decreased 55% to $60.7 million for the three months ended September 26, 2009 from $135.0 million for the three months ended September 27, 2008. Photovoltaic equipment revenue includes sales of DSS units as well as other photovoltaic equipment. During the three months ended September 26, 2009, revenue from DSS sales were $34.8 million as compared to $129.1 million in the same quarter last year. Sales of other photovoltaic equipment accounted for $25.9 million and $5.9 million of our revenue for the three months ended September 26, 2009 and September 27, 2008, respectively. Revenue from other photovoltaic equipment can fluctuate based upon specific customer requirements. During the three months ended September 26, 2009, revenue from other photovoltaic equipment increased as a result of increased turnkey revenue as described below. Revenue from photovoltaic services, parts and other decreased to $1.7 million for the three months ended September 26, 2009 from $5.2 million for the three months ended September 27, 2008. The overall decrease in our photovoltaic business is substantially related to delays in deliveries requested by our customers on existing contracts as a result of the economic downturn.

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

During the three months ended September 26, 2009 we recorded $25.5 million of turnkey revenue, of which $5.8 million was recorded as sales of DSS units and $19.7 million was recorded as other photovoltaic equipment. We recorded no revenue from turnkey contracts during the three months ended September 27, 2008. Turnkey revenue is recorded after final production line acceptance and therefore is periodic in nature.

During the three months ended September 26, 2009, we recognized polysilicon revenue of $41.8 million related to our CVD reactors and related equipment. We did not recognize any polysilicon revenue in the three months ended September 27, 2008.

In both the three months ended September 26, 2009 and September 27, 2008, a substantial percentage of our revenue resulted from sales to a small number of customers. Two of our customers accounted for 55% of our revenue for the three months ended September 26, 2009 and three customers accounted for 77% of our revenue for the three months ended September 27, 2008. No other customer accounted for more than 10% of our revenue during the respective periods. For the fiscal year ending April 3, 2010, we believe that no one customer will account for more than 35% of our total annual revenue.

Cost of Revenue, Gross Profit and Gross Margins.  The following table sets forth total cost of revenue and gross profit for the three months ended September 26, 2009 and September 27, 2008:

	Three Months Ended
	September 26, 2009	September 27, 2008	Change	% Change
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$43,981	$78,563	$(34,582)
Polysilicon business	25,953	258	25,695
Total	$69,934	$78,821	$(8,887)	(11)%

Gross profit
Photovoltaic business	$18,421	$61,629	$(43,208)
Polysilicon business	15,838	(258)	16,096
Total	$34,259	$61,371	$(27,112)	(44)%

Our photovoltaic cost of revenue decreased $34.6 million, or 44%, and our photovoltaic gross profit decreased $43.2 million, or 70% for the three months ended September 26, 2009 compared to the three months ended September 27, 2008. This decrease reflects the delays in deliveries on existing contracts requested by our customers as a result of the recent economic downturn. Our polysilicon cost of revenue increased by $25.7 million and our polysilicon gross profit increased by $16.1 million for the three months ended September 26, 2009 compared to the three months ended September 27, 2008. This increase relates to polysilicon revenue that was recognized during the three months ended September 26, 2009 which is periodic in nature. We did not recognize any polysilicon revenue in the three months ended September 27, 2008.

The following table sets forth total gross margins for the three months ended September 26, 2009 and September 27, 2008 and, for comparative purposes, the fiscal year ended March 28, 2009:

	Three Months Ended		Fiscal Year Ended
	September 26, 2009	September 27, 2008	March 28, 2009
Gross margins
Photovoltaic business	30%	44%	40%
Polysilicon business	38%	—	38%
Overall	33%	44%	40%

Overall gross profit as a percentage of revenue, or gross margin, decreased to 33% for the three months ended September 26, 2009 from 44% for the three months ended September 27, 2008 as compared to 40% for the fiscal year ended March 28, 2009. Our gross margins tend to vary depending on our manufacturing volume, as well as the mix and pricing of our contracts.

Gross margins for the photovoltaic business during the three months ended September 26, 2009 were 30% as compared to gross margins of 44% during the three months ended September 27, 2008 and 40% for the fiscal year ended March 28, 2009. As a result of lower levels of production during the three months ended September 28, 2009, gross margins were adversely impacted by increases of approximately $0.9 million of under absorbed manufacturing costs, increases in inventory reserves of approximately $1.1 million and $0.5 million of charges as we rescheduled and/or cancelled a portion of our commitments to our vendors to procure materials. Gross margins for the three months ended September 26, 2009 were favorably impacted as a result of recording approximately $1.8 million of revenue without any related costs as a result of  the retention of a non-refundable deposit associated with a cancelled photovoltaic contract. Gross margins for the three months ended September 26, 2009 were also adversely impacted as a result of recognizing approximately $25.5 million of turnkey revenue at gross margin of 28%.

Gross margins for the photovoltaic business during the three months ended September 27, 2008 were 44% and were favorably impacted by the higher gross margins on our DSS units that were introduced during the second quarter of fiscal 2008 and represented a significant portion of the total photovoltaic revenue during the period. We did not recognize any revenue from turnkey contracts during the three months ended September 27, 2008.

Gross margins within our polysilicon business during the three months ended September 26, 2009 were 38% as compared to gross margins of 38% during the year ended March 28, 2009. We did not recognize any polysilicon revenue during the three months ended September 27, 2008.

Research and Development.  The following table sets forth total research and development expenses for the three months ended September 26, 2009 and September 27, 2008:

	Three Months Ended
	September 26, 2009	September 27, 2008	Change	% Change
	(dollars in thousands)
Research and development
Photovoltaic business	$3,126	$2,066	$1,060
Polysilicon business	1,511	1,983	(472)
Total	$4,637	$4,049	$588	15%

Research and development expenses were $4.6 million for the three months ended September 26, 2009, compared to $4.0 million for the three months ended September 27, 2008, an increase of 15%. Our research and development expenses include labor, subcontracting costs and material spending associated with the continuing development of our polysilicon business products, particularly our CVD reactor and trichlorosilane technologies, as well as costs associated with the development of our next-generation DSS product. We expect the level of R&D spending incurred during the three months ended September 26, 2009 to increase for the remainder of our fiscal year ending April 3, 2010, as we continue to invest in new product development and expand our product base in both our polysilicon and photovoltaic businesses.

Selling and Marketing.  The following table sets forth total selling and marketing expenses for the three months ended September 26, 2009 and September 27, 2008:

	Three Months Ended
	September 26, 2009	September 27, 2008	Change	% Change
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$1,710	$2,677	$(967)
Polysilicon business	1,448	2,367	(919)
Total	$3,158	$5,044	$(1,886)	(37)%

Selling and marketing expenses decreased 37% to $3.2 million for the three months ended September 26, 2009 from $5.0 million for the three months ended September 27, 2008. Photovoltaic business selling and marketing expenses decreased approximately $1.0 million substantially due to decreased sales commissions of $1.4 million. Polysilicon business selling and marketing expenses decreased by $0.9 million which was substantially related to decreased sales commissions and payroll related costs. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized. During the three months ended September 26, 2009 we initiated a review of our outside sales relationships and began a process of transferring more of that activity internally with the goal of reducing overall commission expense in the future.

General and Administrative.  General and administrative expenses increased by $1.9 million or 23% to $10.2 million for the three months ended September 26, 2009 from $8.3 million for the three months ended September 27, 2008. These increases were attributable to higher stock compensation expense of $1.5 million due to the variable nature of the stock options awarded to non-employees the value of which is adjusted to reflect changes in the market value of our common stock until the award vests and higher payroll related costs of $0.5 million. These increases were offset by lower information technology consulting expense of $0.5 million.

Amortization of Intangible Assets.  Amortization expense attributed to intangible assets has remained essentially unchanged for the three months ended September 26, 2009 as compared to the three months ended September 27, 2008.

Interest Income.  We typically invest our excess cash in exchange traded money market mutual funds. During the three months ended September 26, 2009, interest income was not significant. During the three months ended September 27, 2008, we recorded $1.1 million of interest income. Interest income decreased due to substantially lower interest rates earned on our investments.

Interest Expense.  During the three months ended September 26, 2009 and September 27, 2008, we recorded interest expense of $0.2 million and $0.1 million which was primarily attributed to the expensing of deferred debt costs in connection with our credit facility and other related credit facility fees.

Interest Component of Forward Foreign Exchange Contracts.  During the three months ended September 27, 2008, we recorded interest income of $1.4 million on forward foreign exchange contracts. This amount represent the interest rate differential between the two countries involved in our forward foreign exchange contract for the specified period of time and can be either a premium or discount at the beginning of the contract and is adjusted to reflect interest rate market condition changes. Such changes can result in interest income or interest expense over the life of the contract.

Other Expense, net.  During the three months ended September 26, 2009, other income, net was $0.2 million. During the three months ended September 27, 2008, other expense, net was $1.7 million of which $1.2 million related to expenses associated with our initial public offering.

Provision for Income Taxes.  Our effective income tax expense rate was 39.3% for the three months ended September 26, 2009 compared to 36.3% for the three months ended September 27, 2008. The effective tax rate for the three months ended September 27, 2008 was lower than the effective tax rate for the three months ended September 26, 2009 primarily due to the impact of discrete items related to tax benefits recognized based on prior year tax studies completed during the quarter ended September 27, 2008. We review the expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can fluctuate on a quarterly basis.

Net Income.  As a result of the foregoing factors, for the three months ended September 26, 2009, we recorded net income of $9.4 million compared to a net income of $27.9 million for the three months ended September 27, 2008.

Six Months Ended September 26, 2009 compared to Six Months Ended September 27, 2008.

Revenue.  The following table sets forth total revenue for the six months ended September 26, 2009 and September 27, 2008:

	Six Months Ended
Business Category	September 26, 2009	September 27, 2008	Change	% Change
	(dollars in thousands)
Photovoltaic equipment	$79,726	$189,510	(109,784)
Photovoltaic services, parts and other	2,610	7,764	(5,154)
Total photovoltaic business	82,336	197,274	(114,938)
Polysilicon business	93,676	—	93,676
Total revenue	$176,012	$197,274	$(21,262)	(11)%

Our total revenue decreased 11% to $176.0 million for the six months ended September 26, 2009 from $197.3 million for the six months ended September 27, 2008.

Our revenue from photovoltaic equipment sales decreased 58% to $79.7 million for the six months ended September 26, 2009 from $189.5 million for the six months ended September 27, 2008. Photovoltaic equipment revenue includes sales of DSS units as well as other photovoltaic equipment. During the six months ended September 26, 2009, our revenue from DSS sales were $51.8 million as compared to $180.1 million in the same quarters last year. Sales of other photovoltaic equipment accounted for $27.9 million and $9.4 million of our revenue for the six months ended September 26, 2009 and September 27, 2008, respectively. Revenue from other photovoltaic equipment can fluctuate based upon specific customer requirements. During the six months ended September 26, 2009, revenue from other photovoltaic equipment increased as a result of increased turnkey revenue as discussed below. Revenue from photovoltaic services, parts and other decreased to $2.6 million for the six months ended September 26, 2009 from $7.8 million for the six months ended September 27, 2008. The overall decrease in our photovoltaic business is substantially related to delays in deliveries requested by our customers on existing contracts as a result of the economic downturn.

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

During the six months ended September 26, 2009 we recorded $25.5 million of turnkey revenue of which $5.8 million was recorded as sales of DSS units and $19.7 million was recorded as sales of other photovoltaic equipment. Revenue from turnkey contracts accounted for none of our revenue for the six months ended September 27, 2008. Turnkey revenue is recorded after final production line acceptance and therefore is periodic in nature.

During the six months ended September 26, 2009, we recognized polysilicon revenue of $93.7 million related to our CVD reactors and related equipment. We did not recognize any polysilicon revenue in the six months ended September 27, 2008.

In both the six months ended September 26, 2009 and September 27, 2008, a substantial percentage of our revenue resulted from sales to a small number of customers. Three of our customers accounted for 60% of our revenue for the six months ended September 26, 2009 and three customers accounted for 71% of our revenue for the six months ended September 27, 2008. No other customer accounted for more than 10% of our revenue during the respective periods. For the fiscal year ending April 3, 2010, we believe that no one customer will account for more than 35% of our total annual revenue.

Cost of Revenue, Gross Profit and Gross Margins.  The following table sets forth total cost of revenue and gross profit for the six months ended September 26, 2009 and September 27, 2008:

	Six Months Ended
	September 26, 2009	September 27, 2008	Change	% Change
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$57,232	$111,783	$(54,551)
Polysilicon business	49,556	(177)	49,733
Total	$106,788	$111,606	$(4,818)	(4)%

Gross profit
Photovoltaic business	$25,104	$85,491	$(60,387)
Polysilicon business	44,120	177	43,943
Total	$69,224	$85,668	$(16,444)	(19)%

Our photovoltaic cost of revenue decreased $54.6 million, or 49%, and our photovoltaic gross profit decreased $60.4 million, or 71%, for the six months ended September 26, 2009 compared to the six months ended September 27, 2008. This decrease reflects the delays in deliveries on existing contracts requested by our customers as a result of the recent economic downturn. Our polysilicon cost of revenue increased by $49.7 million and our polysilicon gross profit increased by $43.9 million, for the six months ended September 26, 2009 compared to the six months ended September 27, 2008. This increase relates to polysilicon revenue that was recognized during the six months ended September 26, 2009 which is periodic in nature. We did not recognize any polysilicon revenue in the six months ended September 27, 2008.

The following table sets forth total gross margins for the six months ended September 26, 2009 and September 27, 2008 and, for comparative purposes, the fiscal year ended March 28, 2009:

	Six Months Ended		Fiscal Year Ended
	September 26, 2009	September 27, 2008	March 28, 2009
Gross margins
Photovoltaic business	30%	43%	40%
Polysilicon business	47%	—	38%
Overall	39%	43%	40%

Overall gross profit as a percentage of revenue, or gross margin, decreased to 39% for the six months ended September 26, 2009 from 43% for the six months ended September 27, 2008 as compared to 40% for the fiscal year ended March 28, 2009. Our gross margins tend to vary depending on our manufacturing volume, as well as the mix and pricing of our contracts.

Gross margins for our photovoltaic business during the six month ended September 26, 2009 were 30% as compared to 43% during the six months ended September 27, 2008 and 40% for the fiscal year ended March 28, 2009. As a result of lower levels of production during the six months ended September 28, 2009, gross margins were adversely impacted by increases of approximately $1.9 million of under absorbed manufacturing costs, increases in inventory reserves of approximately $1.4 million and $1.0 million of charges incurred as we rescheduled and/or cancelled a portion of our commitments to our vendors to procure materials. Gross margins for the six months ended September 26, 2009 were favorably impacted as a result of recording approximately $1.8 million of revenue without any related costs as a result of the retention of a non-refundable deposit associated with a cancelled photovoltaic contract. Gross margins for the six months ended September 26, 2009 were also adversely impacted as a result of recognizing approximately $25.5 million of turnkey revenue at a gross margin of 28%.

Gross margins for the photovoltaic business during the six months ended September 27, 2008 were 43% and were favorably impacted by the higher gross margins on our DSS units that were introduced during the second quarter of fiscal 2008 and represented a significant portion of the revenue during the period. We did not recognize any revenue from turnkey contracts during the six months ended September 27, 2008.

Gross margins for our polysilicon business during the six months ended September 26, 2009 were 47% as compared to gross margins of 38% during the year ended March 28, 2009. We did not recognize any polysilicon revenue during the six months ended September 27, 2008. Gross margins for the six months ended September 26, 2009 were favorably impacted by higher gross margins on a polysilicon contract on which revenue was recognized in the three months ended June 28, 2009.

Based on both the anticipated manufacturing volumes and the mix of revenue to be recognized for the remaining portion of April 3, 2010 we expect our overall annual gross margins to be comparable to overall gross margins earned through the six months ended September 26, 2009.

Research and Development.  The following table sets forth total research and development expenses for the six months ended September 26, 2009 and September 27, 2008:

	Six Months Ended
	September 26, 2009	September 27, 2008	Change	% Change
	(dollars in thousands)
Research and development
Photovoltaic business	$6,366	$3,522	$2,844
Polysilicon business	4,670	4,343	327
Total	$11,036	$7,865	$3,171	40%

Research and development expenses were $11.0 million for the six months ended September 26, 2009, compared to $7.9 million for the six months ended September 27, 2008, an increase of 40%. The increase was a result of increased labor, subcontracting costs and material spending associated with the continuing development of our polysilicon business products, particularly our CVD reactor and trichlorsilane technologies, as well as costs associated with the development of our next-generation DSS product. We expect our R&D spending for the remainder of our fiscal year ending April 3, 2010 to remain at similar levels as compared to the six months ended September 26, 2009, as we continue to invest in new product development and expand our product base in both our polysilicon and photovoltaic businesses.

Selling and Marketing.  The following table sets forth total selling and marketing expenses for the six months ended September 26, 2009 and September 27, 2008:

	Six Months Ended
	September 26, 2009	September 27, 2008	Change	% Change
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$2,680	$4,916	$(2,236)
Polysilicon business	4,345	3,912	433
Total	$7,025	$8,828	$(1,803)	(20)%

Selling and marketing expenses decreased 20% to $7.0 million for the six months ended September 26, 2009 from $8.8 million for the six months ended September 27, 2008. Photovoltaic business selling and marketing expenses decreased approximately $2.2 million substantially related to decreased sales commissions. Polysilicon business selling and marketing expenses increased by $0.4 million which was substantially related to increased sales commissions. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized.

General and Administrative.  General and administrative expenses increased $2.4 million, or 15%, to $18.6 million for the six months ended September 26, 2009 from $16.1 million for the six months ended September 27, 2008. Increased general and administrative expenses were primarily related to payroll and payroll related costs of $2.4 million, as well as, higher bad debt expense of $0.6 million, higher depreciation expense of $0.5 million and other general costs of $0.8 million. These increases were partially offset by lower information technology consulting costs of $1.0 million and lower stock compensation expense of $0.9 million due to the variable nature of the stock options awarded to non-employees the value of which is adjusted to reflect changes in the market value of our common stock until the award vests.

Amortization of Intangible Assets.  Amortization expense attributed to intangible assets has remained essentially unchanged for the six months ended September 26, 2009 as compared to the six months ended September 27, 2008.

Interest Income.  We typically invest our excess cash in exchange traded money market mutual funds. During the six months ended September 26, 2009, interest income was not significant. During the six months ended September 27, 2008, we recorded $2.3 million of interest income. Interest income decreased due to substantially lower interest rates earned on our investments.

Interest Expense.  During the six months ended September 26, 2009, we recorded interest expense of $0.4 million which was primarily attributed to the expensing of deferred debt costs in connection with our credit facility and other related credit facility fees. During the six months ended September 27, 2008 interest expense was not significant.

Interest Component of Forward Foreign Exchange Contracts.  During the six months ended September 26, 2009 and September 27, 2008, we recorded interest expense of $0.6 million and interest income of $1.9 million, respectively on forward foreign exchange contracts. These amounts represent the interest rate differential between the two countries involved in our forward foreign exchange contracts for the specified period of time and can be either a premium or discount at the beginning of the contract and are adjusted to reflect interest rate market condition changes. Such changes can result in interest income or interest expense over the life of the contract.

Other Expense, net.  During the six months ended September 26, 2009, other expense, net was $2.2 million, which included a loss of $2.1 million recognized due to fair value adjustments on certain forward foreign exchange contracts that no longer qualified as a cash flow hedge because the hedging relationship was no longer deemed to be highly effective. During the six months ended September 27, 2008, other expense, net was $3.1 million of which $2.7 million related to expenses associated with our initial public offering.

Provision for Income Taxes.  Our effective income tax expense rate was 38.5% for the six months ended September 26, 2009 compared to 36.9% for the six months ended September 27, 2008. The effective tax rate for the six months ended September 27, 2008 was lower than the effective tax rate for the six months ended September 26, 2009 primarily due to the impact of discrete items related to tax benefits recognized based on prior year tax studies completed during the quarter ended September 27, 2008. We review the expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can fluctuate on a quarterly basis.

Net Income.  As a result of the foregoing factors, for the six months ended September 26, 2009, we recorded net income of $17.2 million compared to a net income of $33.1 million for the six months ended September 27, 2008.

Liquidity and Capital Resources

Overview

Our cash balances increased by $97.1 million during the six months ended September 26, 2009, from $107.1 million as of March 28, 2009 to $204.2 million as of September 26, 2009 primarily related to increases in cash flow from operating activities. During the same period of fiscal 2009, our cash balance decreased $48.4 million, from $54.8 million as of March 31, 2008 to $6.4 million as of September 27, 2008, primarily related to the payment of a dividend in the amount of approximately $90 million. We manage our cash inflows through the use of customer deposits and milestone billings that allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) and payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

The following table summarizes our primary cash flows in the periods presented:

	Six Months Ended
	September 26, 2009	September 27, 2008
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$96,807	$48,063
Investing activities	(774)	(6,310)
Financing activities	1,078	(90,242)
Effect of foreign exchange rates on cash	(2)	94
Net increase (decrease) in cash and cash equivalents	$97,109	$(48,395)

Cash Flows from Operating Activities

For the six months ended September 26, 2009, our cash provided by operations was $96.8 million which was significantly impacted by the receipt of cash of approximately $35.3 million for refundable income taxes due to an election of a change in accounting method for tax purposes. Other significant sources of cash included $17.2 million of net income, and $42.0 million of a net increase in deferred revenue less deferred costs primarily related to the shipment of our polysilicon reactors where we are not yet able to recognize revenue. During the six months ended September 26, 2009, we managed our operations through a continuing slow down in customer orders and deliveries due to the recent worldwide economic downturn. As a result we experienced decreases in accounts receivable of $32.6 million, reductions in inventory and advance payments on inventory purchases of $79.1 million, decrease in customer deposits of $87.2 million and a decrease in accounts payable and accrued expenses of $34.9 million.

For the six months ended September 27, 2008, our cash provided by operations was $48.1 million which was impacted by the effect of increases in customer orders and by the release of restricted cash of $60.7 million as discussed below. Significant sources of cash included $33.1 million of net income, $53.0 million of a net increase in deferred revenue less deferred costs along with a increase in accounts receivable of $16.4 million and an increase in customer deposits of $46.9 million, all reflecting the increased activity in our business as our customers were actively placing new orders for equipment at the time. The significant uses of cash included increases in inventory and advance payments on inventory purchases of $127.7 million in order to fund the growth and expansion anticipated at the time.

In connection with customer deposits, customers may require us to provide a standby letter of credit, or standby LOC, as security for their deposit. During the period of September 24, 2007 to July 29, 2008 we had been issuing standby letters of credit on a cash collateralized basis. This cash collateral was classified as restricted cash in the consolidated balance sheet and decreased by $60.7 million for the six months ended September 27, 2008. The practice of using cash to collateralize our standby LOCs had a negative impact on the working capital available to us. On July 29, 2008, we entered into a new senior credit facility and a new letter of credit facility, in each case with a syndicate of financial institutions. (See “Senior Credit Facility” and “Cash-Collateralized Letter of Credit Facility” below). In our more recent customer contracts, we have had fewer requirements to provide standby LOC’s.

Cash Flows from Investing Activities

We outsource a significant portion of our manufacturing and therefore, we require minimal capital expenditures to meet our production demands. Our capital expenditures for the six months ended September 26, 2009 and September 27, 2008, were approximately $0.8 million and $6.3 million, respectively. Our capital expenditures for the six months ended September 26, 2009 were primarily used for improving our business information systems and improving our principal facility. We expect total capital expenditures in the fiscal year ending April 3, 2010 to be approximately $5.0 million, consisting primarily of improvements to our business information systems and expansion of our facilities in China and Montana.

Cash Flows from Financing Activities

During the six months ended September 26, 2009, we received $1.1 million from financing activities, primarily related to the exercise of stock options.  During the six months ended September 27, 2008, we paid a cash dividend of approximately $90 million to shareholders of record at June 30, 2008.

As of September 26, 2009, we had $1.5 million of standby LOCs outstanding under our senior credit facility. Generally, a letter of credit expires upon shipment to the customer.

We believe that cash generated from operations together with our existing cash, customer deposits and our senior credit facility (see below) will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months.

Senior Credit Facility

On July 29, 2008, we entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90.0 million, which is available for the borrowing of revolving loans and the issuance of standby LOCs (the “senior credit facility”); provided that the aggregate principal amount of revolving loans may not exceed $50.0 million at any time. The senior credit facility includes a sub-limit of $25.0 million for swingline loans. As of September 26, 2009, we had approximately $1.5 million of outstanding LOCs and no borrowings under the senior credit facility and $88.5 million of availability under the senior credit facility. The senior credit facility will mature on July 29, 2011.

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

Borrowings under the senior credit facility bear interest at a floating rate equal to, at our option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate or the federal funds rate plus 0.50%. We pay a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of September 26, 2009, the three month LIBOR rate, Bank of America prime rate and federal funds rate were 0.28%, 3.25%, and 0.25% respectively.

The senior credit agreement that governs the senior credit facility contains financial covenants that require us to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The senior credit agreement also contains covenants, which, among other things, limit our ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments or enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. We were in compliance with all of these covenants as of September 26, 2009.

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

Cash-Collateralized Letter of Credit Facility

On July 29, 2008, we also entered into a letter of credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The letter of credit agreement provides for a three-year cash-collateralized letter of credit facility in an aggregate principal amount of up to $150.0 million, which is available for the issuance of cash-collateralized standby LOCs. The letter of credit facility may be increased by an aggregate amount of up to $50.0 million, at our election, with additional commitments from the lenders under the letter of credit facility or from new financial institutions, if no default or event of default exists under the letter of credit facility. We may exercise the option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10.0 million and integral multiples of $5.0 million in excess thereof. We pay letter of credit fees equal to 0.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of September 26, 2009, we had no letters of credit outstanding under this facility.

The letter of credit facility is secured by an amount of cash equal to the dollar amount of outstanding standby letters of credit. The letter of credit facility contains customary covenants, which among other things limit our ability to: incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant’s or its subsidiaries’ assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility. We were in compliance with all of these covenants as of September 26, 2009.

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

As of September 26, 2009, we had approximately $1.5 million of standby letters of credit outstanding representing primarily performance guarantees issued against customer deposits. These letters of credit have been issued under our secured credit facility and have not been included in the consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

There have been no significant changes to our “Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended March 28, 2009, other than the amount of purchase commitments under agreement as described below.

Since June 26, 2009, we continue to negotiate with our vendors to reschedule and/or cancel a portion of our commitments to procure materials in our photovoltaic and polysilicon businesses to reflect reduced rates of production and/or shipment delays. As a result we recognized losses of $501 and $1,013 during the three and six months ended September 26, 2009, respectively, from commitment terminations which have been included in cost of revenue. We estimate our purchase agreement under commitment to be approximately $220 million as of September 26, 2009; however we are in negotiations with several of our vendors and we expect discussion to continue through the remainder of fiscal 2010.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces the former The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the quarter ending September 26, 2009. The new numbering system uses the prefix “ASC” (an abbreviation of Accounting Standards Codification). As the Codification was not intended to change or alter existing GAAP, the adoption did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. This guidance became effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of this guidance with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on our consolidated results of operations or financial position (see Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). In addition, we are required to apply the provisions of this guidance to nonfinancial assets and nonfinancial liabilities effective for the interim periods in fiscal years beginning after November 15, 2008. The adoption during the six months ended September 26, 2009 for measuring nonfinancial assets and liabilities, essentially goodwill and identifiable intangible assets, did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance regarding business combinations and establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance became effective for business combinations entered into during fiscal years beginning on or after December 15, 2008 and thereafter with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  This guidance states that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would apply the provisions of this guidance. The adoption of this guidance during the six months ended September 26, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance which provides additional guidelines for estimating fair value of financial instruments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities and increases the frequency of fair value disclosures. This guidance does not amend existing guidance related to other-than-temporary impairments of equity securities.  This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this guidance during the six months ended September 26, 2009 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for, and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or fiscal periods ending after June 15, 2009. See Footnote No. 1 “Basis of

Presentation” for the related disclosures. The adoption of this guidance during the six months ended September 26, 2009 did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued an amendment to the accounting principles relating to the transfer of financial assets that eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. We are currently assessing the potential impacts, if any, the adoption of this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that eliminates certain exceptions to the consolidation of qualifying special purpose entities, contains new criteria for determining the primary beneficiary of a valuable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying consolidation provisions. The elimination of the qualifying special purpose entity concept and its consolidation exceptions will be effective for the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, the adoption of this amendment will have on our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010 and earlier adoption is permitted. We are currently assessing the potential impact, if any, the adoption of this guidance will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

For the six months ended September 26, 2009, there were no significant changes to our critical accounting policies as identified in our consolidated financial statements for the year ended March 28, 2009 included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009, filed on June 9, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Although, our reporting currency is the U.S. dollar and substantially all of our sales contracts are currently denominated in U.S. dollars, we may incur costs denominated in other currencies. In addition, we maintain our cash balances primarily in the U.S. dollar. However, from time to time, we may maintain cash balances in currencies other than the U.S. dollar. As a result, we will be subject to currency translation risk. Exchange rates between a number of currencies and U.S. dollars have fluctuated significantly over the last few years and future exchange rate fluctuations may occur.

Our primary foreign currency exposure relates to fluctuations in foreign currency exchange rates, primarily the euro for polysilicon inventory purchases from vendors located in Europe. Fluctuations in exchange rates could affect our gross and net profit margins and could result in foreign exchange and operating losses. Changes in the customer’s delivery schedules can affect related payments to our vendors which will cause fluctuations in the cash flows and when we expect to make payments when these cash flows are realized or settled.

Due to recent delays in deliveries requested by our polysilicon customers, we requested our vendors to delay deliveries. As a result, certain of our forward foreign exchange contracts to purchase euros no longer qualified as cash flow hedges because the hedging relationship was no longer deemed to be highly effective. During the three months ended June 27, 2009, we entered into offsetting forward foreign exchange contracts to sell euros with notional amounts of €26.6 million to eliminate any further foreign exchange risk related to those foreign exchange contracts.

As of September 26, 2009, we had unhedged euro denominated purchase commitments of approximately €31.7 million, net of advances on inventory purchases and available euros in our ending cash balances. A 10% appreciation or depreciation of the euro against the U.S. dollar would increase or decrease the costs of the related inventory to be purchased by approximately $4.7 million. We will evaluate whether or not to initiate new foreign forward exchange contracts against these purchase commitments when negotiations with such vendors are finalized.

As of September 26, 2009, we had outstanding forward foreign exchange contracts of €5.4 million which generally expire within 12 months. Consistent with the nature of the economic hedges provided by these forward foreign exchange contracts, increases or decreases in their fair values would be effectively offset by corresponding decreases or increases in the U.S. dollar value of our future foreign currency denominated inventory purchases (the “hedged items”). A 10% appreciation or depreciation of the euro against the U.S. dollar would not have a material impact on the fair value of these derivative financial instruments.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Thomas Gutierrez, who joined as of October 28, 2009, and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 26, 2009, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls or other factors during the three months ended September 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

General

Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the “Court”), against us, certain of our officers and directors, certain underwriters of our July 24, 2008 initial public offering and others, including certain investors in us (the “federal class actions”). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International, Inc., et al. The Court selected the lead plaintiff and lead plaintiff’s counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendants’ motion. Following the Court’s denial of the motion, the parties submitted a proposed joint case management order to the Court on November 6, 2009.The lead plaintiff asserts claims under various sections of the Securities Act. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including our DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys’ fees, costs and such other relief as the Court should deem just and proper.

In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the “State Court”), under the caption Hamel v. GT Solar International, Inc., et al., against us, certain of our officers and directors and certain underwriters of our July 24, 2008 initial public offering (the “state class action”). We removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class actions on November 25, 2008. On February 2, 2009, the federal Court granted the plaintiff’s motion to remand the state class action to New Hampshire State Court. On May 4, 2009, the parties agreed to a stay of the state class action, pending resolution of the motion to dismiss in the consolidated federal case. At a case structuring conference on June 3, 2009, the state court endorsed the proposed joint case management order filed by the parties which requires coordination of any discovery to be taken in the state class action with that taken in the federal class action. With the denial of the motion to dismiss the federal action, the parties submitted a proposed joint case management order to the State Court on November 6, 2009.  The state class action plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including our DSS furnaces. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys’ fees, costs and such other relief as the State Court should deem just and proper.

A derivative suit, captioned Fan v. GT Solar Int’l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009 (the “derivative action”). The derivative complaint is asserted nominally on behalf of the Company against certain of our directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the same purported misconduct alleged in the federal action. On April 10, 2009, the State Court granted our motion to stay the derivative action, pending resolution of the motion to dismiss in the federal action. In accordance with the terms of the stay  the parties have conferred regarding a case management schedule for the derivative action.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed with the Securities and Exchange Commission on June 9, 2009. Except as noted below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in the Annual Report on Form 10-K. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our “Risk Factors” in the Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Under the heading “Item 1A. Risk Factors — Risks Related to Our Business Generally — Current or future credit and financial market conditions could materially and adversely affect our business and result of operations in several ways” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion about the effects of recent developments in the credit financial markets on our business, and on our customers’ businesses.  These credit and financial market conditions have affected our customers who have been delayed in securing or prevented from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products.  Some of our customers who have become financially distressed and have failed to provide letters of credit or to make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised terms, it could have a significant impact on our business, results of operations and financial condition.

Under the heading “Item 1A. Risk Factors—Risks Related to Our Business Generally—Amounts included in our order backlog may not result in actual revenue or translate into profits” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion about customer contract terminations and revisions and requests from certain of our large customers who have requested that we extend the delivery schedules under their contracts in our order backlog.  The negotiations are continuing.  Certain of our large customers that have requested that we extend the delivery schedules and make other modifications under their contracts in our order backlog, or, in some cases, have failed to provide letters of credit on to make payments in accordance with the terms of these contracts.  We believe approximately 20% of our order backlog as of September 26, 2009 is at risk to varying degrees. This amount includes contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, our order backlog could be reduced by this amount or more.

Other customers with contracts in our order backlog that are not currently under negotiation may approach us with similar requests in the future, or may fail to make payments when due, which could further reduce our order backlog.  If our order backlog fails to result in revenue in a timely manner, or at all, we would experience a reduction in revenue, profitability and liquidity.

Under the heading “Item 1A. Risk Factors—Risk Related to Our Business Generally—Our future success depends on our management team and on our ability to attract and retain key employees and to integrate new employees into our management team successfully” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion about the potential adverse impact to us of losing a member of our senior management team. On May 22, 2009, Robert Woodbury, our Chief Financial Officer and a member of our senior management team, resigned. We are in the process of recruiting a new Chief Financial Officer but are unable to predict how long the selection process, which could be challenging, will take and when we will name a new Chief Financial Officer. In the meantime, our finance organization is being led by Richard Johnson, our Vice President, Finance and Corporate Controller, on whom we will be more dependent during this transition period. On October 28, 2009, Mr. Thomas Gutierrez succeeded Mr. Thomas Zarrella as our President and Chief Executive Officer.

Under the heading “Item 1A. Risk Factors—Risk Related to Our Business Generally—Exchange rate fluctuations may make our products less attractive to non-U.S. customers and otherwise have a negative impact on our operating results” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion of the potential adverse effect of future exchange rate fluctuations and the related material effect these fluctuations could have on our financial condition. Our largest foreign currency exposure is the euro. In order to mitigate foreign currency fluctuations, we typically enter into forward foreign exchange contracts to hedge portions of equipment purchases from vendors located in primarily Europe. Due to recent delays in deliveries requested by our polysilicon customers, we began negotiations with vendors to delay deliveries under certain of our inventory purchase commitments. As a result, during the six months ended September 26, 2009, certain of our forward foreign exchange contracts to purchase euros no longer qualified as cash flow hedges because the hedging relationship was no longer deemed to be highly effective. We entered into offsetting forward foreign exchange contracts to sell euros to mitigate any further foreign exchange risk related to those foreign exchange contracts. As a result, we had euro denominated purchase commitments of approximately €31.7 million, net of advances on inventory purchases and available euro in our ending cash balances that were unhedged at September 26, 2009. Once negotiations with these vendors have been finalized, we will evaluate whether or not to initiate new foreign forward exchange contracts against these purchase commitments.

Under the heading “Item 1A. Risk Factors—Risks Related to Our Polysilicon Business—Our CVD reactor is a new product from which we have only recently begun to recognize revenue” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed in June 9, 2009, we had included a discussion on the status of our  48 rod CVD reactor and that pre-established reactor performance criteria for that product had not been met. We have since had two contracts where such pre-established reactor performance criteria have been met for some of the reactors delivered to those customers. However, due to the nature of our CVD contracts, there continues to be a risk that if we fail to perform our obligations in respect of the CVD reactor orders we have received, such orders may be terminated and/or we may be required to pay damages or refund all or a portion of the purchase price. Failure to successfully develop our polysilicon products and/or to perform our obligations in respect of orders for CVD reactors could have a material adverse effect on our financial conditions, results of operations, business and/or prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(b) is not applicable

(a)                                  Unregistered Sales of Equity Securities

On August 7, 2009, the date of our 2009 Annual Meeting, we issued restricted stock units to GFI Energy Ventures LLC in lieu of issuing restricted stock units to J. Bradford Forth and Richard K. Landers, two of our directors.  The restricted stock units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

Each restricted stock unit represents the right to receive one share of common stock of GT Solar International, Inc. and will vest one year from the date of grant, subject to the continued service of Messrs. Forth and Landers as directors.

(c)                                  Stock Repurchases.

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended June 27, 2009 and the three months ended September 26, 2009:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
First Quarter:
Month ended May 2, 2009	9,726	$6.78	—	—
Month ended May 30, 2009	—	—	—	—
Month ended June 27, 2009	622	$6.42	—	—
Second Quarter:
Month ended August 1, 2009	2,930	$6.02	—	—
Month ended August 29, 2009	—	—	—	—
Month ended September 26, 2009	820	$5.12	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the six months ended September 26, 2009; however, our employees surrendered, and we subsequently retired, shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock awards issued under our 2008 Equity Incentive Plan.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matter to a Vote of Security Holders

Annual Meeting

An annual meeting of stockholders of the Company was held on August 7, 2009. The stockholders approved each of the proposals on the agenda, which included the following:

1.  Election of eight persons as directors to serve on the Company’s Board of Directors until the Company’s annual meeting in 2010;

2.  Approval of the GT Solar International, Inc., Section 162 (m) Performance Incentive Plan

3.  Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2010.

Each of these proposals is fully described in the Company’s proxy statement filed with the SEC on July 2, 2009. Only holders of our common stock were entitled to vote at the meeting.  A total of 138,477,098 shares of common stock were represented in person or by proxy at the meeting.

Proposal 1 - Election of Directors

Each of the nominees listed below was elected as a director to serve on the Company’s Board of Directors until the Company’s annual meeting in 2010. The votes “for” and the abstentions with respect to each nominee were as follows:

Directors	Votes FOR	Abstentions
Fusen E. Chen	137,910,015	567,083
J. Michal Conaway	137,925,735	551,363
J. Bradford Forth	129,114,444	9,362,654
Ernst L. Godshalk	137,918,515	558,583
Richard K. Landers	137,927,803	549,295
Matthew E. Massengill	137,907,315	569,783
Noel G. Watson	137,904,888	572,210
Thomas M. Zarrella	137,920,970	556,128

There were no broker non-votes.

Proposal 2 — Approval of GT Solar International, Inc., Section 162(m) Performance Incentive Plan

The approval of the GT Solar International, Inc., Section 162(m) Performance Incentive Plan received 123,372,751 votes “for,” 6,991,623 votes “against” and 48,541 abstentions. There were 8,064,183 broker non-votes.

Proposal 3 - Ratification of Independent Registered Public Accounting Firm

The appointment of Ernst & Young LLP, as the Company’s independent registered public accounting firm for fiscal year ending April 3, 2010, received 138,301,780 votes “for,” 93,418 votes “against” and 81,900 abstentions. There were no broker non-votes.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.1*	Fiscal Year 2010 Executive Incentive Program.	8-K	8/12/09	10.1
10.2*	Section 162(m) Performance Incentive Plan.	8-K	8/12/09	10.2
10.3*	Form of restricted stock unit agreement for GFI Energy Ventures LLC.	8-K	8/12/09	10.3
10.4*	Form of restricted stock unit agreement for executive officers.				X
10.5*	Form of stock option agreement for executive officers.				X
10.6*	Form of restricted stock unit agreement for directors				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Principal Financial Officer.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.				X

*                                         Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Solar International, Inc.

	By:	/s/ Thomas Gutierrez

Date: November 10, 2009		Thomas Gutierrez
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard E. Johnson

Date: November 10, 2009		Richard E. Johnson
Vice President of Finance and
Corporate Controller
(Principal Financial and Accounting Officer)