Form 10-Q
period 2009-12-26
GT Solar International, Inc.
filed 2010-02-05
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009
or
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

        The number of shares of the registrant's common stock outstanding as of January 29, 2010, is approximately 143,686,433.

GT SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 2009

PART I—FINANCIAL INFORMATION

Item 1—Condensed Consolidated Financial Statements

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except per share data)

(unaudited)

	December 26, 2009	March 28, 2009
Assets
Current assets:
Cash and cash equivalents	$194,697	$107,148
Accounts receivable, net	39,629	57,552
Inventories	75,813	103,476
Advances on inventory purchases	45,026	120,227
Deferred costs	182,641	174,961
Deferred income taxes	39,810	25,498
Refundable and prepaid income taxes	1,748	40,329
Prepaid expenses and other current assets	1,735	2,825

Total current assets	581,099	632,016
Property, plant and equipment, net	18,625	18,856
Other assets	758	940
Intangible assets, net	3,995	6,368
Deferred cost	54,780	36,643
Goodwill	42,600	42,600

Total assets	$701,857	$737,423

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,234	$50,832
Accrued expenses	15,052	15,695
Customer deposits	110,607	222,654
Deferred revenue	287,695	285,005
Accrued income taxes	19,798	158

Total current liabilities	447,386	574,344
Deferred income taxes	19,720	15,647
Deferred revenue	90,701	63,122
Other non-current liabilities	233	2,405

Total liabilities	558,040	655,518
Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 143,648 and 143,048 shares issued and outstanding as of December 26, 2009 and March 28, 2009 respectively	1,437	1,431
Additional paid-in capital	84,691	80,070
Accumulated other comprehensive loss	(5,089)	(8,389)
Retained earnings	62,778	8,793

Total stockholders' equity	143,817	81,905

Total liabilities and stockholders' equity	$701,857	$737,423

See accompanying notes to Condensed Consolidated Financial Statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Revenue	$173,557	$205,209	$349,569	$402,483
Cost of revenue	96,870	115,668	203,658	227,274

Gross profit	76,687	89,541	145,911	175,209
Operating expenses:
Research and development	5,315	5,328	16,351	13,193
Selling and marketing	2,397	5,638	9,422	14,466
General and administrative	10,567	6,812	29,133	22,936
Amortization of intangible assets	791	762	2,373	2,315

Total operating expenses	19,070	18,540	57,279	52,910

Income from operations	57,617	71,001	88,632	122,299
Interest income (expense):
Interest income	130	544	295	2,865
Interest expense	(201)	(237)	(583)	(304)
Interest component of forward foreign exchange contracts	—	(73)	(639)	1,871
Other income (expense), net	(60)	(1,341)	(2,241)	(4,440)

Income before income taxes	57,486	69,894	85,464	122,291
Provision for income taxes	20,715	26,769	31,479	46,081

Net income	$36,771	$43,125	$53,985	$76,210

Income per share:
Basic	$0.26	$0.30	$0.38	$0.53
Diluted	$0.25	$0.30	$0.37	$0.52
Dividend paid per common share	$—	$—	$—	$0.632
Weighted average number of common shares outstanding:
Basic	143,446	142,778	143,301	142,590
Diluted	145,269	144,042	145,304	144,473

See accompanying notes to Condensed Consolidated Financial Statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	December 26, 2009	December 27, 2008
Cash flows from operating activities:
Net income	$53,985	$76,210
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	2,373	2,315
Depreciation expense	2,678	1,323
Deferred income taxes expense (benefit)	(11,433)	(32,592)
Share-based compensation expense	3,813	1,857
Other adjustments, net	647	306
Changes in operating assets and liabilities:
Restricted cash	—	136,411
Accounts receivable	17,565	(21,176)
Inventories	27,666	(90,365)
Deferred costs	(25,817)	(55,709)
Advances on inventory purchases	75,203	(75,787)
Prepaid expenses and other assets	149	(81)
Accounts payable and accrued expenses	(32,566)	30,494
Customer deposits	(112,048)	43,083
Deferred revenue	30,269	128,232
Refundable and prepaid income taxes	35,307	—
Accrued income taxes	22,921	(595)
Other, net	(1,474)	(6,308)

Net cash provided by operating activities	89,238	137,618
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,467)	(8,601)
Other, net	—	(21)

Net cash used in investing activities	(2,467)	(8,622)
Cash flows from financing activities:
Minimum tax withholding payments for employee share-based awards	(570)	—
Proceeds from exercise of stock options and related excess tax benefits	1,349	808
Payment of dividends to stockholders	—	(89,991)
Credit facility issuance costs	—	(1,060)

Net cash provided by (used in) financing activities	779	(90,243)
Effect of foreign exchange rates on cash	(1)	81

Increase in cash and cash equivalents	87,549	38,834
Cash and cash equivalents at beginning of period	107,148	54,839

Cash and cash equivalents at end of period	$194,697	$93,673

Non-cash transactions:
Change in goodwill relating to adjustments to acquired net assets	$—	$590

See accompanying notes to Condensed Consolidated Financial Statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

        These accompanying unaudited condensed consolidated financial statements of GT Solar International, Inc. and Subsidiaries ("GT Solar" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States and Securities and Exchange Commission ("SEC") instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements as of December 26, 2009 were prepared by the Company after evaluating subsequent events through February 5, 2010, the date these financial statements were issued. The results for the three and nine months ended December 26, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending April 3, 2010 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K ("Annual Report") for the fiscal year ended March 28, 2009, filed with the Securities and Exchange Commission on June 9, 2009. Accordingly, significant accounting policies and other disclosures normally provided are omitted when such items are disclosed therein and have not changed materially as of December 26, 2009.

        The condensed consolidated balance sheet as of March 28, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Fiscal Year End

        Effective April 1, 2008, the Company elected to change its reporting period to be based on a 52 week year that ends on the Saturday closest to March 31 which in certain years results in a 53 week fiscal year. The Company's quarterly reporting covers 13 week periods, unless otherwise noted. The fiscal year ending April 3, 2010 will have 53 weeks with the extra week occurring in the fourth quarter of that year. The nine month period ended December 27, 2008, includes two fewer days than a 39 week period as a result of transitioning to the new reporting period. The Company uses the terms quarterly, monthly, and annual in describing its financial results.

Reclassifications

        During the three and nine months ended December 26, 2009, certain reclassifications have been made to prior year financial statements to conform to the current year presentation the most significant of which relates to the classification of the interest component of forward foreign exchange contracts separately from interest income and interest expense in the Condensed Consolidated Statements of Operations, as well as, certain reclassifications in the Condensed Consolidated Statements of Cash Flows.

        Set forth below is additional disclosure regarding our significant accounting policies:

Revenue from Contract Terminations

        When a customer fails to perform its contractual obligations and such failure continues after notice of breach and a cure period, the Company may terminate the contract. The Company's contracts do not

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

1. Summary of Significant Accounting Policies (Continued)

contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages. At the time of termination, the Company records as revenues any non-refundable deposits or deferred revenue amounts and records as cost of revenue any previously deferred cost as well as any related costs to terminate the contract including excess or obsolete inventory or unrecoverable vendor advances or other purchase commitment costs as a result of the termination.

Purchase Commitments

        The Company enters into commitments to purchase material from various suppliers in the ordinary course of business. These commitments are entered into to satisfy the material requirements of a specific contract or the overall production plan and often require the Company to make payments in advance. The Company evaluates these advances for recoverability on a periodic basis and more frequently if indicators of asset impairment arise.

        In the event the Company reschedules and/or cancels a portion of these commitments due to customer delivery delays, customer contract terminations or changes to its production plans, the Company may be liable for cancellation penalties or be required to purchase material in excess of its current expected demand. In such instances, the Company reviews the contractual terms of its purchase commitments and seeks to negotiate with the vendor to minimize any potential loss. In cases where the cancellation is the result of a customer contract termination or delay in customer delivery, the Company may seek to recover the costs incurred.

        The Company accrues as cost of revenue losses estimated on advances which are not considered recoverable because of a deterioration in the financial condition of the vendor or because the advances are expected to be forfeited as part of a planned order termination and any termination fees which may be paid to vendors when the Company terminates the contract in accordance with the contract terms.

Recently Adopted Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces the former The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and non-authoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the quarter ending September 26, 2009. The new numbering system uses the prefix "ASC" (an abbreviation of Accounting Standards Codification). As the Codification was not intended to change or alter existing GAAP, the adoption did not have any impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

1. Summary of Significant Accounting Policies (Continued)

about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. This guidance became effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of this guidance with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on the Company's consolidated results of operations or financial position (see Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). In addition, the Company is required to apply the provisions of this guidance to nonfinancial assets and nonfinancial liabilities effective for the interim periods in fiscal years beginning after November 15, 2008. The adoption of this guidance for measuring nonfinancial assets and liabilities, essentially goodwill and identifiable intangible assets, did not have a material effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued authoritative guidance regarding business combinations and establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance became effective for business combinations entered into during fiscal years beginning on or after December 15, 2008 and thereafter with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. This guidance states that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would apply the provisions of this guidance. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued authoritative guidance which provides additional guidelines for estimating fair value of financial instruments and additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities and increases the frequency of fair value disclosures. This guidance does not amend existing guidance related to other-than-temporary impairments of equity securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for, and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or fiscal periods ending after June 15, 2009. See Footnote No. 1 "Basis of Presentation" for the related disclosures. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

        In June 2009, the FASB issued an amendment to the accounting principles relating to the transfer of financial assets that eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. This

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

1. Summary of Significant Accounting Policies (Continued)

guidance will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, the adoption of this guidance will have on its consolidated financial statements.

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

        In October 2009, the FASB issued authoritative guidance that provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor's multiple-deliverable revenue arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of this guidance will have on its consolidated financial statements.

        Other recent accounting pronouncements issued by the FASB and the SEC did not have or are not expected to have a material impact on the Company's present or future financial statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

2. Customer Concentrations

        The following table summarizes revenue and accounts receivable for customers who accounted for 10% or more of revenue or accounts receivable, respectively:

	Revenue Three Months Ended		Revenue Nine Months Ended		Accounts Receivable as of
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008	December 26, 2009	March 28, 2009
Customer
Customer #1	26%	13%	22%	26%	21%	31%
Customer #2	23%	*	11%	*	*	*
Customer #3	12%	*	*	*	*	*
Customer #4	12%	45%	*	23%	*	19%
Customer #5	*	*	14%	*	*	*
Customer #6	*	12%	*	15%	*	10%
Customer #7	*	*	*	*	12%	*
Customer #8	*	13%	*	*	*	*
Customer #9	*	*	*	*	*	10%
Customer #10	*	*	*	*	11%	*
Customer #11	*	*	*	*	11%	*
Customer #12	*	*	*	*	12%	*

*
- amount represents less than 10%.

        The Company requires that certain customers either post letters of credit or make advance payments prior to delivery. Approximately $26.2 million (or 66%) and $24.7 million (or 43%) of total accounts receivable as of December 26, 2009 and March 28, 2009, respectively, were secured by letters of credit.

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

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

3. Fair Value of Financial Instruments (Continued)

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 26, 2009:

		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$190,020	$190,020	$—	$—
Forward foreign exchange contracts	$—	$—	$—	$—

        The Company's cash equivalents consist of money market mutual funds valued using readily available market prices. The Company's counterparties to its forward foreign exchange contracts are major international financial institutions. As of December 26, 2009, the Company had no outstanding forward foreign exchange contracts.

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

4. Derivative and Hedging Activities

        When the Company deems it appropriate, it enters into forward foreign exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts would typically expire within 12 months. As of December 26, 2009, the Company had no outstanding forward foreign exchange contracts.

        For the nine months ended December 26, 2009, the Company recognized net losses of $2,054, in connection with the fair value of certain forward foreign exchange contracts which had previously been recorded as other comprehensive income. The losses, which were recognized as other expense of $2,112 during the three months ended June 26, 2009, and other income of $58 during the three months ended September 26, 2009, related substantially to forward foreign exchange contracts to purchase euros with notional amounts €41,429 that no longer qualified as cash flow hedges because the hedging relationship was no longer deemed to be highly effective. At the time they were deemed ineffective, the Company entered into offsetting forward foreign exchange contracts to sell euros with notional amounts of €26,633 which were not designated as cash flow hedges, to eliminate any further foreign exchange risk related to those foreign exchange contracts.

        During the three and nine months ended December 26, 2009, the Company recognized gains of approximately $244 and $474, respectively, against cost of revenue with respect to foreign currency exchange cash flow hedges where the underlying hedged transaction had affected earnings. During the three and nine months ended December 27, 2008, the Company recognized a gain of approximately $949 against cost of revenue with respect to foreign currency exchange cash flow hedges where the underlying hedged transaction had affected earnings. We estimate that $1,635 of net derivative losses will be reclassified from accumulated other comprehensive income into earnings over the next twelve months.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

4. Derivative and Hedging Activities (Continued)

        The following table sets forth the balance sheet location and fair value of the Company's forward foreign exchange contracts at December 26, 2009 and March 28, 2009:

	Balance Sheet Location	December 26, 2009 Fair Value	March 28, 2009 Fair Value
Effective Cash Flow Hedges
Forward foreign exchange contracts—asset	Prepaid expenses and other current assets	$—	$853
Forward foreign exchange contracts—liabilities	Accrued expenses	$—	$(4,447)
Other Derivatives
Forward foreign exchange contracts—liabilities	Accrued expenses	$—	$(227)

        The following table sets forth the effect of the Company's forward foreign exchange contracts on the Company's operating results for the three and nine months ended December 26, 2009 and December 27, 2008.

	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended
December 26, 2009	$228	Cost of revenue	$244	Other, net	$—
December 27, 2008	$7,862	Cost of revenue	$949	Other, net	$(848)
Nine Months Ended
December 26, 2009	$(2,902)	Cost of revenue	$474	Other, net	$(2,054)
December 27, 2008	$18,305	Cost of revenue	$949	Other, net	$(806)

5. Inventories

        Inventories consisted of the following:

	December 26, 2009	March 28, 2009
Raw materials	$54,943	$73,347
Work-in-process	2,332	2,978
Finished goods	18,538	27,151

	$75,813	$103,476

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

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

	Nine Months Ended
	December 26, 2009	December 27, 2008
Product warranty liability, beginning of the period	$2,231	$1,957
Warranty expense	435	2,049
Payments under warranty	(1,491)	(1,223)

Product warranty liability, end of period	$1,175	$2,783

7. Income Taxes

        The Company recorded a tax provision representing federal, state and foreign income taxes based on an effective tax rate of 36.0% and 38.3% for the three months ended December 26, 2009 and December 27, 2008, respectively and 36.8% and 37.7% for the nine months ended December 26, 2009 and December 27, 2008, respectively. The effective tax rate for the three months ended December 26, 2009 is lower than the effective tax rate for the three months ended December 27, 2008 primarily due to the impact of discrete items relating to tax benefits based on prior years tax studies completed during the quarter ended December 26, 2009 and a decrease in the state effective tax rate due to amending a state return. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, the Company's consolidated effective income tax rate may change significantly on a quarterly basis.

        The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any significant unrecognized tax benefits as of December 26, 2009 and March 28, 2009. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the nine months ended December 26, 2009.

8. Commitments and Contingencies

Purchase Commitments

        The Company enters into commitments to purchase raw materials, research and development and other services from various suppliers and vendors. Some of these commitments expire within a few months and others continue into the fiscal year ending April 2, 2011. During the nine months ended December 26, 2009, the Company rescheduled and/or cancelled a portion of its commitments to its vendors to procure materials in the photovoltaic and polysilicon businesses to reflect a reduced rate of production and as a

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

8. Commitments and Contingencies (Continued)

result of the recent economic downturn and recognized losses of $1,013 during the nine months ended December 26, 2009, from commitment terminations which have been included in cost of revenue.

Contingencies

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the "Court"), against the Company, certain of its officers and directors, certain underwriters of its July 24, 2008 initial public offering and others, including certain investors in the Company (the "federal class actions"). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International, Inc., et al. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The lead plaintiff asserts claims under various sections of the Securities Act. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for the Company's July 24, 2008 initial public offering, and other public statements, regarding the Company's business relationship with LDK Solar, Ltd., one of the Company's customers, JYT Corporation, one of the Company's competitors, and certain of the Company's products, including the Company's DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendants' motion. Following the Court's denial of the motion, the parties submitted a proposed joint case management order, which the Court approved on November 16, 2009. The parties have exchanged initial discovery requests. The case management order provides for discovery to close on May 25, 2011.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the "State Court"), under the caption Hamel v. GT Solar International, Inc., et al., against the Company, certain of the Company's officers and directors and certain underwriters of the Company's July 24, 2008 initial public offering (the "state class action"). The Company removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class actions on November 25, 2008. On February 2, 2009, the federal Court granted the plaintiff's motion to remand the state class action to New Hampshire State Court. On May 4, 2009, the parties agreed to a stay of the state class action, pending resolution of the motion to dismiss in the consolidated federal case. At a case structuring conference on June 3, 2009, the state court endorsed the proposed joint case management order filed by the parties which requires coordination of any discovery to be taken in the state class action with that taken in the federal class action. With the denial of the motion to dismiss the federal action, the parties submitted a proposed joint case management order to the State Court on November 6, 2009. On January 12, 2010, the State Court granted a joint motion of the parties to transfer the state class action to the State Court's Business and Commercial Dispute Docket.

        The state class action plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

8. Commitments and Contingencies (Continued)

materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for the Company's July 24, 2008 initial public offering, and other public statements, regarding the Company's business relationship with LDK Solar, Ltd., one of the Company's customers, JYT Corporation, one of the Company's competitors, and certain of the Company's products, including the Company's DSS furnaces. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the State Court should deem just and proper.

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009 (the "derivative action"). The derivative complaint is asserted nominally on behalf of the Company against certain of the Company's directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the same purported misconduct alleged in the federal action. On April 10, 2009, the State Court granted the Company's motion to stay the derivative action, pending resolution of the motion to dismiss in the federal action. In accordance with the terms of the stay the parties have conferred regarding a case management schedule for the derivative action. The derivative action remains stayed.

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

9. Senior Credit Facility

        On July 29, 2008, the Company entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90,000, which is available for the borrowing of revolving loans and the issuance of standby letters of credit ("LOCs") (the "senior credit facility"); provided that the aggregate principal amount of revolving loans may not exceed $50,000 at any time. The senior credit facility includes a sub-limit of $25,000 for swingline loans. As of December 26, 2009, the Company had $16,445 of outstanding LOCs and no

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

9. Senior Credit Facility (Continued)

borrowings under the senior credit facility and $73,555 of availability under the senior credit facility. The senior credit facility will mature on July 29, 2011.

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

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at the Company's option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate or the federal funds rate plus 0.50%. The Company pays a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of December 26, 2009, the three month LIBOR rate, Bank of America prime rate and federal funds rate were 0.25%, 3.25%, and 0.25% respectively.

        The senior credit agreement that governs the senior credit facility contains financial covenants that require the Company to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The senior credit agreement also contains covenants, which, among other things, limit the Company's ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments or enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. As of December 26, 2009, the Company was in compliance with all of these covenants.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

10. Stockholder's Equity

        A summary of the changes in stockholders' equity for the nine months ended December 26, 2009 is provided below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at March 28, 2009	143,048	$1,431	$80,070	$(8,389)	$8,793	$81,905
Net income					53,985	53,985
Other comprehensive income(1)				3,300		3,300
Forfeiture of unvested restricted stock and dividend	(56)	(1)	36			35
Option exercises and vesting of restricted stock units	755	8	849			857
Stock compensation expense			3,813			3,813
Excess tax benefit from share-based award activity			492			492
Minimum tax withholding payments for employee share-based awards(2)	(99)	(1)	(569)			(570)

Balance at December 26, 2009	143,648	$1,437	$84,691	$(5,089)	$62,778	$143,817

(1)
See Note 13

(2)
Purchase of shares surrendered by employees to satisfy minimum tax withholding obligations on the vesting of restricted stock awards and subsequently retired.

11. Share-Based Compensation

        During the three months ended December 26, 2009 and December 27, 2008, the Company recorded $1,367 and $(1,215), respectively, of expense (income) and during the nine months ended December 26, 2009 and December 27, 2008, the Company recorded $3,813 and $1,857, respectively, of expense related to share-based compensation. Share-based compensation cost capitalized as part of inventory is insignificant for all periods presented.

        During the nine months ended December 26, 2009, the Company granted 2,335 options to purchase shares of the Company's common stock to certain employees and non-employees of the Company. The stock options are exercisable at an average of $5.00 per share, which was based on the fair market value of the Company's common stock on the date of grant. The average fair value of the stock options was estimated using the Black-Scholes option pricing model which uses highly subjective assumptions including the expected stock price volatility, as well as, other assumptions as follows: for employees—risk free interest rate of 2.8%, expected average life of 6 years, expected stock price volatility of 51%; for non-employees (primarily consultants)—risk free interest rate of 3.8%, expected average life of 10 years and an expected stock price volatility of 60%. The total fair value of stock options granted during the nine months ended December 26, 2009 was $6,068, or a weighted-average of $2.61 per share.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

11. Share-Based Compensation (Continued)

        During the nine months ended December 26, 2009, the Company granted 1,441 restricted stock units of the Company's common stock to certain employees, non-employees and directors of the Company. The total fair value of the restricted stock units granted during the nine months ended December 26, 2009 was $7,376, or a weighted-average of $5.12 per share.

        As of December 26, 2009, the Company had unrecorded deferred stock-based compensation expense of approximately $15,734, after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of approximately 3.1 years.

12. Earnings per Share

        The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Weighted average shares—basic	143,446	142,778	143,301	142,590
Dilutive common stock options and awards	1,823	1,264	2,003	1,883

Weighted average common and common equivalent shares—diluted	145,269	144,042	145,304	144,473

Weighted average of common stock options and awards having no dilutive effect	4,436	1,693	2,969	271

13. Comprehensive Income

        The following table summarizes components of comprehensive income related to derivatives classified as cash flow hedges as well as foreign currency translation adjustments from the Company's subsidiary that does not use the U.S. dollar as its functional currency:

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net income	$36,771	$43,125	$53,985	$76,210
Change in derivative instruments, net of tax effect of $191, $3,074, $(1,185) and $7,299, respectively	(281)	(4,889)	3,297	(11,149)
Foreign currency translation adjustment	5	1	3	82

Comprehensive income	$36,495	$38,237	$57,285	$65,143

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

13. Comprehensive Income (Continued)

        The following table summarizes the Company's accumulated other comprehensive income (loss) as of December 26, 2009 and March 28, 2009:

	December 26, 2009	March 28, 2009
Cash flow hedges of foreign exchange, net of tax effect of $3,543 and $4,730, respectively	$(5,206)	$(8,503)
Foreign currency translation adjustment	117	114

Total	$(5,089)	$(8,389)

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

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

14. Segment Information (Continued)

        Financial information for the Company's business segments is as follows:

	Photovoltaic Business	Polysilicon Business	Corporate Services	Total
Three months ended December 26, 2009
Revenue	$40,296	$133,261	$—	$173,557
Gross profit	12,900	63,787	—	76,687
Depreciation and amortization	804	387	557	1,748
Income (loss) from operations	$5,491	$60,634	$(8,508)	$57,617
Three months ended December 27, 2008
Revenue	$109,424	$95,785	$—	$205,209
Gross profit	53,580	35,961	—	89,541
Depreciation and amortization	773	120	409	1,302
Income (loss) from operations	$44,757	$31,609	$(5,365)	$71,001
Nine months ended December 26, 2009
Revenue	$122,632	$226,937	$—	$349,569
Gross profit	38,004	107,907	—	145,911
Depreciation and amortization	2,278	1,176	1,597	5,051
Income (loss) from operations	$18,816	$94,530	$(24,714)	$88,632
Nine months ended December 27, 2008
Revenue	$306,698	$95,785	$—	$402,483
Gross profit	139,071	36,138	—	175,209
Depreciation and amortization	2,339	319	980	3,638
Income (loss) from operations	$119,839	$21,604	$(19,144)	$122,299
Assets
December 26, 2009	$184,943	$269,459	$247,455	$701,857
March 28, 2009	$240,904	$310,768	$185,751	$737,423

        The following table presents net sales by geographic region, which is based on the destination of the shipments:

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
China	$124,194	$82,112	$187,933	$245,492
Korea	26,733	91,539	38,816	92,500
Other Asia	12,306	19,978	22,600	28,339
Europe	8,738	7,065	90,457	21,347
United States	1,583	561	9,750	7,526
Other	3	3,954	13	7,279

Total	$173,557	$205,209	$349,569	$402,483

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands except per share data)

14. Segment Information (Continued)

        A summary of long-lived assets, consisting of net property and equipment, intangible assets and goodwill, by geographical region is as follows:

	December 26, 2009	March 28, 2009
United States	$63,452	$67,752
China	1,768	72

Total	$65,220	$67,824

15. Supplemental Information

Other income (expense), net

        The components of other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Gain (loss) on foreign currency	$(66)	$(427)	$(370)	$(880)
Gain (loss) on derivatives-ineffective portion	—	(848)	(2,054)	(806)
Initial public offering expenses	—	13	—	(2,675)
Other	6	(79)	183	(79)

Total other expense, net	$(60)	$(1,341)	$(2,241)	$(4,440)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "target," "continue," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following factors and any other factors discussed under the heading titled "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009, filed on June 9, 2009, and our Quarterly Reports on Form 10-Q for the quarter ended June 27, 2009, filed on August 5, 2009, and the quarter ended September 26, 2009, filed on November 10, 2009:

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

  •
  commercial, jurisdictional and legal risks associated with our business in China and the increase in those risks as we expand our operations in China;

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

        The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other statements that are included under the heading "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009, filed on June 9, 2009, our Quarterly Reports on Form 10-Q for the quarter ended June 27, 2009, filed on August 5, 2009, and for the quarter ended September 26, 2009, filed on November 10, 2009, and in this report. Forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

        GT Solar International, Inc. and its subsidiaries (referred to herein collectively as "we", "us", and "our") is a provider of specialized manufacturing equipment and services for the production of photovoltaic wafers, cells and modules and polysilicon. Our principal products are directional solidification systems, or DSS units, and chemical vapor deposition, or CVD, reactors and related equipment. DSS units are specialized furnaces used to melt polysilicon and cast multicrystalline ingots from which solar wafers are made. CVD reactors are used to react gases at high temperatures and pressures to produce polysilicon, the key raw material used in solar cells. Our customers include several of the world's largest solar companies as well as companies in the chemical industry. We operate through two segments: our photovoltaic business and our polysilicon business.

        Our photovoltaic business manufactures and sells DSS units and related ancillary equipment, as well as, spare parts and consumables. We sell our products separately and as part of "turnkey solutions," where we bundle equipment, including third party equipment, with design and integration expertise.

        Our polysilicon business sells CVD reactors and related equipment specifically designed for the production of polysilicon. Polysilicon is a highly purified form of silicon that is used to make semiconductor wafers for microelectronics applications and is the key raw material used to produce solar wafers. The

CVD process involved in the production of polysilicon takes place in a specialized CVD reactor using a variety of complex chemical processes, the most widely used being the Siemens process, which has been in existence for nearly fifty years. Our CVD reactors utilize the Siemens process. Our polysilicon business also recently began offering design and engineering services as well as licensing technology for the manufacturing of trichlorosilane and silane gases, which are used in both the silicon and semiconductor industries.

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

        Our results of operations are affected by a number of other factors including, among other things, when we are able to recognize revenue under our contracts. Our revenue recognition policies often require us to defer revenue from shipped products and recognize revenue at a later date as more fully described in "Part I Item 8. Note 2—Significant Accounting Policies" under the caption "Revenue Recognition" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009, as filed on June 9, 2009. Other factors affecting operations include delays in customer acceptances of our products, delays of deliveries of ordered products, terminations of our contracts due to customers' failure to pay and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing revenue on contracts in our order backlog.

        Disruptions in the global capital markets have resulted in reduced availability of capital worldwide and have contributed to a slower rate of spending by our customers. Although we continue to believe that the effect of these uncertainties is somewhat mitigated by our requirement of substantial non-refundable deposits on most orders, we have negotiated extensions of the delivery schedules and other modifications under some of our existing contracts. In addition, some of our customers failed to make deposits when due under their contracts and we terminated those contracts. We continue to negotiate with some of our other customers and vendors and are unable to estimate the additional impact, if any, on our financial statements until such negotiations conclude and the timing of deliveries and other terms are finalized.

        Worldwide manufacturing capacity of polysilicon has grown due to recent entrants and expansion by existing manufacturers that occurred during 2008 and 2009. These factors, among others, have resulted in excess polysilicon manufacturing capacity which in turn has caused significant declines in the price of polysilicon. Although we believe declining polysilicon costs are advantageous to the solar industry and will lead to increased demand over the long term, lower polysilicon prices have negatively impacted the profitability of many existing polysilicon manufacturers and caused some companies to reduce or delay their expansion plans. We believe that the demand for CVD reactors will increase in anticipation of a tightening supply/demand balance because of the long lead-times required to install additional manufacturing capacity; however, it is difficult to predict when this will occur.

        Demand for photovoltaic equipment, including on-grid applications, has historically been dependent in part on the availability and size of government subsidies and economic incentives. The ability of a government to provide economic incentives may be adversely impacted by the recent economic downturn. For example, Germany, which has the world's largest photovoltaic installed base, has announced a 15% reduction in their solar feed-in tariff rate for roof-top solar systems starting in April, 2010 and a 25% reduction for ground-based solar systems on agricultural land starting in July, 2010. It is difficult to determine the impact that a changing incentive program has on solar module demand and our customer's ability to sell solar modules in a particular geographic market. We believe decreasing module costs will reduce the effect of tariffs on the investment returns for solar projects. In contrast to decreasing incentives in Europe, China has recently announced policies to stimulate the renewable energy sector in China, including solar power. The changing environment for such government incentive programs creates uncertainty for the solar industry.

        Although we believe our long-term prospects are in line with solar industry forecasts which generally predict increasing photovoltaic demand through 2013, those forecasts vary widely due to the current uncertainties in the capital markets and end-user solar markets, as well as industry-wide underutilization of solar manufacturing capacity. The current excess capacity in solar manufacturing is expected to result in reduced margins if we are unable to reduce our costs and makes it challenging for us to forecast our operating results. We are taking several steps to mitigate the effect of these factors including adjusting our pricing policies as necessary, continuously seeking cost reduction opportunities including diversification into lower cost manufacturing regions such as Asia and focusing our research and development efforts on improvements that reduce the total production costs to our customers. We are in the process of expanding our presence in China, including in the areas of customer service, sales, research and development and assembly operations.

        Our quarterly results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

Order Backlog

        Our order backlog consists of signed purchase orders or other written contractual commitments. The table below sets forth our order backlog as of December 26, 2009 and March 28, 2009 by product category:

	As of December 26, 2009		As of March 28, 2009
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$254	30%	$341	29%
Polysilicon business	603	70%	836	71%

Total	$857	100%	$1,177	100%

        Our order backlog as of December 26, 2009 and March 28, 2009, included deferred revenue of $378.4 million and $348.1 million, respectively, representing equipment that had been shipped to customers but not yet recognized as revenue. Cash deposits related to our order backlog were $110.6 million as of December 26, 2009, and substantially all of the contracts in our order backlog require the customer to either post a letter of credit in our favor or make advance payment prior to shipment of equipment covering most of the purchase price. We generally would expect to deliver the photovoltaic products included in our order backlog over a period ranging from three to nine months and the polysilicon products included in our order backlog over a period ranging from twelve to eighteen months, although portions of the related revenue are expected to be recognized over longer periods in many cases. We expect to convert our order backlog as of December 26, 2009 into revenue as follows: approximately 57% from December 27, 2009 through April 2, 2011; approximately 29% during fiscal year 2012; and approximately 14% thereafter. Although, most of our orders require substantial non-refundable deposits, our order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. We began tracking our backlog as a performance measure on a consistent basis during 2007.

        If a customer fails to perform on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages. During the nine months ended December 26, 2009, we terminated or modified 10 contracts resulting in a $76.1 million reduction in our order backlog as compared to the nine months ended December 27, 2008, where we terminated or modified 3 contracts resulting in an $11.4 million reduction in our order backlog. During the nine months ended December 26, 2009 and December 27, 2008 we recorded revenues of approximately $21.1 million and $4.0 million, respectively, from non-refundable deposits under terminated contracts.

        We are continuing negotiations with a number of customers who have requested that we extend their delivery schedules and/or make other contract modifications, or, in some cases have failed to provide letters of credit or to make payments in accordance with the terms of their contracts. Although we continue to have a reasonable expectation that most of these customers will substantially perform on their obligations, we believe approximately 20% of our total order backlog as of December 26, 2009 is at risk to varying degrees. This amount includes contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, our order backlog could be further reduced by this amount or more.

        Subsequent to December 26, 2009, we reached an agreement with one of our larger customers as to a delivery extension and contract modification of the equipment under a polysilicon contract representing approximately 20% of our order backlog as of December 26, 2009. Upon the signing of the contract amendment we reduced the backlog associated with this contract by approximately $36.2 million. We included the effect of this contract modification in our estimate of total backlog at risk as of December 26, 2009.

        Other customers with contracts in our order backlog that are not currently under negotiation may approach us with similar requests in the future, or may fail to provide letters of credit or to make payments when due, which could further reduce our order backlog.

        As of December 26, 2009, our order backlog consisted of contracts with 27 photovoltaic customers, 9 of which have orders of $3 million or greater, and 7 polysilicon customers, 6 of which have orders of $3 million or greater. Our order backlog as of December 26, 2009 included $608.8 million attributed to three customers with no other customer representing more than 10% of our order backlog.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three and nine months ended December 26, 2009 and December 27, 2008:

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Statement of Operations Data:*
Revenue	100%	100%	100%	100%
Cost of revenue	56	56	58	56

Gross profit	44	44	42	44
Research and development	3	3	5	3
Selling and marketing	1	3	3	4
General and administrative	6	3	8	6
Amortization of intangible assets	1	0	1	1

Income from operations	33	35	25	30
Interest income (expense), net	0	0	0	1
Other income (expense), net	0	(1)	(1)	(1)

Income before income taxes	33	34	24	30
Provision for income taxes	12	13	9	11

Net income	21%	21%	15%	19%

*
percentages subject to rounding.

Three Months Ended December 26, 2009 compared to Three Months Ended December 27, 2008.

        Revenue.    The following table sets forth total revenue for the three months ended December 26, 2009 and December 27, 2008:

	Three Months Ended
Business Category	December 26, 2009	December 27, 2008	Change	% Change
	(dollars in thousands)
Photovoltaic equipment	$39,098	$102,423	$(63,325)
Photovoltaic services, parts and other	1,198	7,001	(5,803)

Total photovoltaic business	40,296	109,424	(69,128)	(63)%
Polysilicon business	133,261	95,785	37,476	39%

Total revenue	$173,557	$205,209	$(31,652)	(15)%

        Our revenue from photovoltaic business decreased 63% to $40.3 million for the three months ended December 26, 2009 from $109.4 million for the three months ended December 27, 2008. The overall decrease in our photovoltaic business is substantially related to delays in deliveries requested by our customers on existing contracts as a result of the economic downturn.

        During the three months ended December 26, 2009, photovoltaic equipment sales decreased to $39.1 million from $102.4 million and included DSS related sales of $29.5 million (which included $2.6 million of a non-refundable deposit from a contract termination) and sales of other photovoltaic equipment of $9.6 million (which included $7.4 million from a terminated turnkey contract).

        During the three months ended December 27, 2008, photovoltaic equipment sales included DSS related sales of $96.8 million and sales of other photovoltaic equipment of $5.6 million. Revenue from other photovoltaic equipment can fluctuate based upon specific customer requirements.

        Revenue from photovoltaic services, parts and other was $1.2 million for the three months ended December 26, 2009 and $7.0 million for the three months ended December 27, 2008. This decrease is consistent with the overall decrease in our photovoltaic business.

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

        During the three months ended December 26, 2009, we recognized polysilicon revenue of $133.3 million (which included $9.4 million of a non-refundable deposit from a contract termination) and during the three months ended December 27, 2008, we recognized polysilicon revenue of $95.8 million (which included $4.0 million of a non-refundable deposit from a contract termination). Revenue related to our CVD reactors is typically deferred until pre-established reactor output performance criteria and final acceptance is achieved.

        Included in our backlog are polysilicon contracts that grant contractual rights which are considered a separate element under the contract, requiring revenue to be recognized ratably over the period commencing when all other elements have been delivered and other contract criteria have been met and through the period such rights exist. During the three months ended December 26, 2009, we recognized revenue of $19.5 million on a ratable basis from one of these customers with a remaining deferred revenue balance for this customer of $167.7 million at December 26, 2009, which is expected to be recognized as revenue ratably through fiscal year 2012.

        In both the three months ended December 26, 2009 and December 27, 2008, a substantial percentage of our revenue resulted from sales to a small number of customers. Four of our customers accounted for 73% of our revenue for the three months ended December 26, 2009 and four customers accounted for 83% of our revenue for the three months ended December 27, 2008. No other customer accounted for more than 10% of our revenue during the respective periods. For the fiscal year ending April 3, 2010, we believe that no one customer will account for more than 40% of our total annual revenue.

        Cost of Revenue, Gross Profit and Gross Margins.    The following table sets forth total cost of revenue and gross profit for the three months ended December 26, 2009 and December 27, 2008:

	Three Months Ended
	December 26, 2009	December 27, 2008	Change	% Change
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$27,396	$55,844	$(28,448)
Polysilicon business	69,474	59,824	9,650

Total	$96,870	$115,668	$(18,798)	(16)%

Gross profit
Photovoltaic business	$12,900	$53,580	$(40,680)
Polysilicon business	63,787	35,961	27,826

Total	$76,687	$89,541	$(12,854)	(14)%

        Our photovoltaic cost of revenue decreased $28.4 million, or 51%, and our photovoltaic gross profit decreased $40.7 million, or 76% for the three months ended December 26, 2009 compared to the three months ended December 27, 2008. During the three months ended December 26, 2009 and December 27, 2008, our photovoltaic cost of revenue included costs of $3.8 million and $2.7 million, respectively, related to excess overhead and increases in our inventory reserves reflecting the overall decrease in manufacturing activities as a result of delays in deliveries requested by our customers.

        Our polysilicon cost of revenue increased by $9.7 million, or 16%, and our polysilicon gross profit increased by $27.8 million, or 77%, for the three months ended December 26, 2009 compared to the three months ended December 27, 2008. This increase relates to polysilicon revenue that was recognized during the three months ended December 26, 2009 which is periodic in nature.

        Our gross margins tend to vary depending on our manufacturing volume, as well as the mix and pricing of our contracts. The following table sets forth total gross margins for the three months ended December 26, 2009 and December 27, 2008 and, for comparative purposes, the fiscal year ended March 28, 2009:

	Three Months Ended
	December 26, 2009	December 27, 2008	Fiscal Year Ended March 28, 2009
Gross margins
Photovoltaic business	32%	49%	40%
Polysilicon business	48%	38%	38%
Overall	44%	44%	40%

        Gross margins for the photovoltaic business, during the three months ended December 26, 2009, were substantially impacted by the overall reduction in our sales volumes that resulted in increases in excess manufacturing costs and inventory reserves and were also unfavorably impacted by a turnkey contract termination which resulted in a lower than expected gross margin of less than 8%.

        Gross margins for the photovoltaic business during the three months ended December 27, 2008, were 49% which were favorably impacted by the higher gross margins on our newly introduced DSS units which represented a significant portion of the total photovoltaic revenue during the period.

        Gross margins within our polysilicon business during the three months ended December 26, 2009 were 48% and were impacted by the favorable pricing in the contracts that were recognized in the period as compared to gross margins of 38% realized during the three months ended December 27, 2008, which were adversely impacted as a result of higher initial costs related to the first installation of our 36-rod CVD reactors.

        Research and Development.    The following table sets forth total research and development expenses for the three months ended December 26, 2009 and December 27, 2008:

	Three Months Ended
	December 26, 2009	December 27, 2008	Change	% Change
	(dollars in thousands)
Research and development
Photovoltaic business	$4,191	$4,314	$(123)
Polysilicon business	1,124	1,014	110

Total	$5,315	$5,328	$(13)	*	%

*
- not meaningful

        Our research and development expenses include labor, subcontracting costs and material spending associated with the continuing development of our polysilicon business products, particularly our CVD reactor and trichlorosilane technologies, as well as costs associated with the development of our next-generation DSS products. We expect the level of research and development spending during the three months ended December 26, 2009 to increase for the remainder of our fiscal year ending April 3, 2010, as we continue to invest in new product development and expand our product base in both our polysilicon and photovoltaic businesses.

        Selling and Marketing.    The following table sets forth total selling and marketing expenses for the three months ended December 26, 2009 and December 27, 2008:

	Three Months Ended
	December 26, 2009	December 27, 2008	Change	% Change
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$975	$2,788	$(1,813)
Polysilicon business	1,422	2,850	(1,428)

Total	$2,397	$5,638	$(3,241)	(57)%

        Our photovoltaic business selling and marketing expenses decreased approximately $1.8 million substantially due to decreased sales commissions. Our polysilicon business selling and marketing expenses decreased by $1.4 million which was substantially related to decreased sales commissions and consulting costs of $2.5 million. These decreases were partially offset by higher payroll related costs of $1.0 million. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized.

        General and Administrative.    General and administrative expenses increased by $3.8 million or 55% to $10.6 million for the three months ended December 26, 2009 from $6.8 million for the three months ended December 27, 2008. These increases were primarily attributable to higher stock compensation expense of $2.4 million due to the variable nature of the stock options awarded to non-employees, the value of which is adjusted to reflect changes in the market value of our common stock until the award vests and higher payroll related costs of $1.1 million.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets has remained essentially unchanged for the three months ended December 26, 2009 as compared to the three months ended December 27, 2008.

        Interest Income.    We typically invest our excess cash in exchange traded money market mutual funds. During the three months ended December 26, 2009 and December 27, 2008, we recorded interest income of $0.1 million and $0.5 million, respectively. Interest income decreased due to substantially lower interest rates earned on our investments.

        Interest Expense.    During the three months ended December 26, 2009 and December 27, 2008, we recorded interest expense of $0.2 million and $0.2 million which was primarily attributed to the expensing of deferred debt costs in connection with our credit facility and other related credit facility fees.

        Interest Component of Forward Foreign Exchange Contracts.    During the three months ended December 26, 2009 and December 27, 2008, the interest component of our forward foreign exchange contracts was not significant. As of December 26, 2009, we had no outstanding forward foreign exchange contracts.

        Other Income (Expense), net.    During the three months ended December 26, 2009, other income, net was not significant. During the three months ended December 27, 2008, other expense, net was $1.3 million which primarily related to losses of $0.8 million on foreign exchange contracts that no longer qualified as cash flow hedges because the hedging relationship was no longer deemed to be highly effective and losses of $0.4 million on foreign currency.

        Provision for Income Taxes.    Our effective income tax expense rate was 36.0% for the three months ended December 26, 2009 compared to 38.3% for the three months ended December 27, 2008. The effective tax rate for the three months ended December 26, 2009 is lower than the effective tax rate for the three months ended December 27, 2008 primarily due to the impact of discrete items relating to tax benefits based on prior years tax studies completed during the quarter ended December 26, 2009 and a decrease in the state effective tax rate due to amending a state return. We review the expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can fluctuate on a quarterly basis.

        Net Income.    As a result of the foregoing factors, for the three months ended December 26, 2009, we recorded net income of $36.8 million compared to a net income of $43.1 million for the three months ended December 27, 2008.

Nine Months Ended December 26, 2009 compared to Nine Months Ended December 27, 2008.

        Revenue.    The following table sets forth total revenue for the nine months ended December 26, 2009 and December 27, 2008:

	Nine Months Ended
Business Category	December 26, 2009	December 27, 2008	Change	% Change
	(dollars in thousands)
Photovoltaic equipment	$118,824	$291,933	(173,109)
Photovoltaic services, parts and other	3,808	14,765	(10,957)

Total photovoltaic business	122,632	306,698	(184,066)	(60)%
Polysilicon business	226,937	95,785	131,152	137%

Total revenue	$349,569	$402,483	$(52,914)	(13)%

        Our revenue from photovoltaic business decreased 60% to $122.6 million for the nine months ended December 26, 2009 from $306.7 million for the nine months ended December 27, 2008. The overall decrease in our photovoltaic business is substantially related to delays in deliveries requested by our customers on existing contracts as a result of the economic downturn.

        During the nine months ended December 26, 2009, photovoltaic equipment sales decreased to $118.8 million from $291.9 million and included DSS related sales of $81.3 million (which included $2.6 million of a non-refundable deposit from a contract termination) and sales of other photovoltaic equipment of $37.5 million. During the nine months ended December 27, 2008, photovoltaic equipment sales included DSS related sales of $276.6 million and sales of other photovoltaic equipment of $15.3 million. Revenue from other photovoltaic equipment can fluctuate based upon specific customer requirements.

        During the nine months ended December 26, 2009, we recorded $33.0 million of turnkey revenue, which included $25.6 million from a completed turnkey contract and $7.4 million from a turnkey contract termination. Of our total turnkey revenue during the nine months ended December 26, 2009, $5.8 million was recorded as sales of DSS units and $27.2 million was recorded as other photovoltaic equipment. During the nine months ended December 27, 2008, we recorded no revenue from turnkey contracts. Turnkey revenue is recorded after final production line acceptance and therefore is periodic in nature

        Revenue from photovoltaic services, parts and other was $3.8 million for the nine months ended December 26, 2009 and $14.8 million for the nine months ended December 27, 2008. This decrease is consistent with the overall decrease in our photovoltaic business.

        Many of our DSS contracts include both the delivery of DSS furnaces as well as ancillary equipment. We do not often sell ancillary equipment separately from our DSS furnaces and therefore we have not been able to establish stand-alone objective evidence of their fair value in all cases. For revenue recognition purposes, we defer the revenue for shipped and accepted equipment until all equipment and services for which we have been unable to establish objective evidence of fair value have been shipped and accepted. We attempt to establish delivery schedules with our customers so that we deliver ancillary equipment in the earlier stages of the contract to facilitate revenue recognition.

        During the nine months ended December 26, 2009, we recognized polysilicon revenue of $226.9 million (which included $11.1 million of a non-refundable deposit from contract terminations) and during the nine months ended December 27, 2008, we recognized polysilicon revenue of $95.8 million (which included $4.0 million of a non-refundable deposit from a contract termination). Revenue related to our CVD reactors is typically deferred until pre-established reactor output performance criteria and final acceptance is achieved.

        Included in our backlog are polysilicon contracts that grant contractual rights that are considered a separate element under the contract, requiring revenue to be recognized ratably over the period commencing when all other elements have been delivered and other contract criteria have been met and through the period such contractual rights exist. During the nine months ended December 26, 2009, we recognized revenue of $26.5 million on a ratable basis from one of these customers with a remaining deferred revenue balance for this customer of $167.7 million at December 26, 2009, which is expected to be recognized as revenue ratably through fiscal year 2012.

        In both the nine months ended December 26, 2009 and December 27, 2008, a substantial percentage of our revenue resulted from sales to a small number of customers. Three of our customers accounted for 47% of our revenue for the nine months ended December 26, 2009 and three customers accounted for 64% of our revenue for the nine months ended December 27, 2008. No other customer accounted for more than 10% of our revenue during the respective periods. For the fiscal year ending April 3, 2010, we believe that no one customer will account for more than 40% of our total annual revenue.

        Cost of Revenue, Gross Profit and Gross Margins.    The following table sets forth total cost of revenue and gross profit for the nine months ended December 26, 2009 and December 27, 2008:

	Nine Months Ended
	December 26, 2009	December 27, 2008	Change	% Change
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$84,628	$167,627	$(82,999)
Polysilicon business	119,030	59,647	59,383

Total	$203,658	$227,274	$(23,616)	(10)%

Gross profit
Photovoltaic business	$38,004	$139,071	$(101,067)
Polysilicon business	107,907	36,138	71,769

Total	$145,911	$175,209	$(29,298)	(17)%

        Our photovoltaic cost of revenue decreased $83.0 million, or 50%, and our photovoltaic gross profit decreased $101.1 million, or 73%, for the nine months ended December 26, 2009 compared to the nine months ended December 27, 2008. During the nine months ended December 26, 2009 and December 27, 2008, our photovoltaic cost of revenue included costs of $9.3 million and $4.8 million, respectively, related to excess overhead costs and increases in our inventory reserves reflecting the overall decrease in manufacturing activities as a result of delays in deliveries requested by our customers.

        Our polysilicon cost of revenue increased by $59.4 million and our polysilicon gross profit increased by $71.8 million, for the nine months ended December 26, 2009 compared to the nine months ended December 27, 2008. This increase relates to polysilicon revenue that was recognized during the nine months ended December 26, 2009 which is periodic in nature.

        Our gross margins tend to vary depending on our manufacturing volume, as well as the mix and pricing of our contracts. The following table sets forth total gross margins for the nine months ended December 26, 2009 and December 27, 2008 and, for comparative purposes, the fiscal year ended March 28, 2009:

	Nine Months Ended
	December 26, 2009	December 27, 2008	Fiscal Year Ended March 28, 2009
Gross margins
Photovoltaic business	31%	45%	40%
Polysilicon business	48%	38%	38%
Overall	42%	44%	40%

        Gross margins for the photovoltaic business, during the nine months ended December 26, 2009, were substantially impacted by the overall reduction in our sales volumes and higher excess manufacturing costs and inventory reserves and were also unfavorably impacted by a turnkey contract termination which resulted in a lower than expected gross margin of less than 8%.

        Gross margins for the photovoltaic business during the nine months ended December 27, 2008, were 45% which were favorably impacted by the higher gross margins on our newly introduced DSS units which represented a significant portion of the total photovoltaic revenue during the period. We did not recognize any revenue from turnkey contracts during the nine months ended December 27, 2008.

        Gross margins within our polysilicon business during the nine months ended December 26, 2009 were 48% and were impacted by the favorable pricing in the contracts that were recognized during the period as compared to gross margins of 38% realized during the nine months ended December 27, 2008 which were adversely impacted as a result of higher initial costs related to the first installation of our 36-rod CVD reactor.

        Based on both the anticipated manufacturing volumes and the mix of revenue to be recognized for the remaining portion of our fiscal year ended April 3, 2010, we expect our overall annual gross margins to be similar to the overall gross margins earned during the prior fiscal year ended March 28, 2009.

        Research and Development.    The following table sets forth total research and development expenses for the nine months ended December 26, 2009 and December 27, 2008:

	Nine Months Ended
	December 26, 2009	December 27, 2008	Change	% Change
	(dollars in thousands)
Research and development
Photovoltaic business	$10,557	$7,836	$2,721
Polysilicon business	5,794	5,357	437

Total	$16,351	$13,193	$3,158	24%

        Our research and development expenses include labor, subcontracting costs and material spending associated with the continuing development of our polysilicon business products, particularly our CVD reactor and trichlorosilane technologies, as well as costs associated with the development of our next-generation DSS product. We expect the level of our research and development expenses to increase for the remainder of our fiscal year ending April 3, 2010 as we continue to invest in new product development and expand our product base in both our polysilicon and photovoltaic businesses.

        Selling and Marketing.    The following table sets forth total selling and marketing expenses for the nine months ended December 26, 2009 and December 27, 2008:

	Nine Months Ended
	December 26, 2009	December 27, 2008	Change	% Change
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$3,655	$7,704	$(4,049)
Polysilicon business	5,767	6,762	(995)

Total	$9,422	$14,466	$(5,044)	(35)%

        Photovoltaic business selling and marketing expenses decreased $4.0 million substantially related to decreased sales commissions. Polysilicon business selling and marketing expenses decreased by $1.0 million which was substantially related to decreased sales commissions and consulting costs. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized.

        General and Administrative.    General and administrative expenses increased $6.2 million, or 27%, to $29.1 million for the nine months ended December 26, 2009 from $22.9 million for the nine months ended December 27, 2008. These increases were primarily related to high payroll and payroll related costs of $3.5 million, higher stock compensation expense of $1.5 million, higher depreciation expense of $0.7 million and increased rent and facility costs of $0.5 million. These increases were partially offset by lower information technology consulting costs of $1.0 million. Stock compensation expense may fluctuate due to the variable nature of the stock options awarded to non-employees the value of which is adjusted to reflect changes in the market value of our common stock until the award vests.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets has remained essentially unchanged for the nine months ended December 26, 2009 as compared to the nine months ended December 27, 2008.

        Interest Income.    We typically invest our excess cash in exchange traded money market mutual funds. During the nine months ended December 26, 2009, we recorded interest income of $0.3 million. During the nine months ended December 27, 2008, we recorded $2.9 million of interest income. Interest income decreased due to substantially lower interest rates earned on our investments.

        Interest Expense.    During the nine months ended December 26, 2009 and December 27, 2008, we recorded interest expense of $0.6 million and $0.3 million, respectively, which was primarily attributed to the expensing of deferred debt costs in connection with our credit facility and other related credit facility fees.

        Interest Component of Forward Foreign Exchange Contracts.    During the nine months ended December 26, 2009 and December 27, 2008, we recorded interest expense of $0.6 million and interest income of $1.9 million, respectively on forward foreign exchange contracts. These amounts represent the interest rate differential between the two countries involved in our forward foreign exchange contracts for the specified period of time and can be either a premium or discount at the beginning of the contract and are adjusted to reflect interest rate market condition changes. Such changes can result in interest income or interest expense over the life of the contract. As of December 26, 2009, we had no outstanding forward foreign exchange contracts.

        Other Expense, net.    During the nine months ended December 26, 2009, other expense, net was $2.2 million, which included a loss of $2.1 million recognized due to fair value adjustments on certain forward foreign exchange contracts that no longer qualified as a cash flow hedge because the hedging relationship was no longer deemed to be highly effective. During the nine months ended December 27, 2008, other expense, net was $4.4 million of which $2.7 million related to expenses associated with our initial public offering, $0.9 million was due to foreign currency loss and $0.8 million was due to fair value adjustments on certain forward foreign exchange contracts that no longer qualified as a cash flow hedge because the hedging relationship was no longer deemed to be highly effective.

        Provision for Income Taxes.    Our effective income tax expense rate was 36.8% for the nine months ended December 26, 2009 compared to 37.7% for the nine months ended December 27, 2008. We review the expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can fluctuate on a quarterly basis.

        Net Income.    As a result of the foregoing factors, for the nine months ended December 26, 2009, we recorded net income of $54.0 million compared to a net income of $76.2 million for the nine months ended December 27, 2008.

Liquidity and Capital Resources

Overview

        Our cash and cash equivalent balances increased by $87.5 million during the nine months ended December 26, 2009, from $107.1 million as of March 28, 2009 to $194.7 million as of December 26, 2009 primarily related to increases in cash flows from operating activities. During the nine months ended December 27, 2008, our cash balance increased $38.8 million, from $54.8 million as of March 31, 2008 to $93.7 million as of December 27, 2008, primarily related to releases in restricted cash and other increases in cash flows from operating activities offset by the payment of a dividend in the amount of approximately $90.0 million. We manage our cash through the use of customer deposits and milestone billings that allow us in turn to meet our cash requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) and payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

        The following table summarizes our primary cash flows in the periods presented:

	Nine Months Ended
	December 26, 2009	December 27, 2008
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$89,238	$137,618
Investing activities	(2,467)	(8,622)
Financing activities	779	(90,243)
Effect of foreign exchange rates on cash	(1)	81

Net increase in cash and cash equivalents	$87,549	$38,834

Cash Flows from Operating Activities

        For the nine months ended December 26, 2009, our cash provided by operations was $89.2 million which included the receipt of approximately $35.3 million for refundable income taxes due to an election of a change in accounting method for tax purposes. This change in methodology resulted in a one year deferral of customer deposits and additional receipts that under the prior tax method had been included in taxable income in the year of receipt. As a result of this change in methodology, the Company was in an overpayment position regarding its estimated income taxes for the year ended March 28, 2009. We filed for a refund of Federal income taxes in May 2009 in the amount of $35.3 million which was received in June 2009.

        Other significant sources of cash included $54.0 million of net income, which included a net increase of $4.5 million of deferred revenue less deferred costs related to the shipment of our products where we are not yet able to recognize revenue. During the nine months ended December 26, 2009, we managed our operations through a continuing slow down in customer orders and deliveries due to the recent worldwide economic downturn. As a result we experienced decreases in accounts receivable of $17.6 million, reductions in inventory and advance payments on inventory purchases of $102.9 million, decrease in customer deposits of $112.0 million and a decrease in accounts payable and accrued expenses of $32.6 million.

        For the nine months ended December 27, 2008, our cash provided by operations was $137.6 million which was impacted by the effect of increases in customer orders and by the release of restricted cash of $136.4 million as discussed below. Significant sources of cash included $76.2 million of net income, $72.5 million of a net increase in deferred revenue less deferred costs along with a increase in accounts payable and accrued expenses $30.5 million and an increase in customer deposits of $43.1 million, all reflecting the increased activity in our business as our customers were actively placing new orders for equipment at the time. The significant uses of cash included increases in inventory and advance payments on inventory purchases of $166.2 million in order to fund the growth and expansion anticipated at the time.

        In connection with customer deposits, customers may require us to provide a standby letter of credit, or standby LOC, as security for their deposit. During the period of September 24, 2007 to July 29, 2008 we had been issuing standby letters of credit on a cash collateralized basis. This cash collateral was classified as restricted cash in the consolidated balance sheet and decreased by $136.4 million for the nine months ended December 27, 2008. The practice of using cash to collateralize our standby LOCs had a negative impact on the working capital available to us. On July 29, 2008, we entered into a new senior credit facility and a new letter of credit facility, in each case with a syndicate of financial institutions. (See "Senior Credit Facility" and "Cash-Collateralized Letter of Credit Facility" below). As of December 26, 2009, we had $16.4 million of standby LOCs outstanding under our senior credit facility as compared to $19.2 million as of December 27, 2008 and $13.1 million as of March 28, 2009. These standby LOC's represent collateral against certain customer advances and generally expire upon shipment to the customer.

Cash Flows from Investing Activities

        We outsource a significant portion of our manufacturing and therefore, we require minimal capital expenditures to meet our production demands. Our capital expenditures for the nine months ended December 26, 2009 and December 27, 2008, were approximately $2.5 million and $8.6 million, respectively. Our capital expenditures for the nine months ended December 26, 2009 were primarily used for improving our business information systems and improving our principal facility. We expect total capital expenditures in the fiscal year ending April 3, 2010 to be approximately $4 million to $5 million, consisting primarily of improvements to our business information systems, manufacturing equipment and expansion of our facilities in China and Montana.

Cash Flows from Financing Activities

        During the nine months ended December 26, 2009, we received $0.8 million from financing activities, primarily related to the net effect of the exercise of stock options offset by shares withheld for minimum tax payments. During the nine months ended September 27, 2008, we paid a cash dividend of approximately $90.0 million to shareholders of record at June 30, 2008.

        We believe that cash generated from operations together with our existing cash, customer deposits and our senior credit facility (see below) will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months.

Senior Credit Facility

        On July 29, 2008, we entered into a senior credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The senior credit agreement provides for a three-year revolving senior credit facility in an aggregate principal amount of up to $90.0 million, which is available for the borrowing of revolving loans and the issuance of standby LOCs (the "senior credit facility"); provided that the aggregate principal amount of revolving loans may not exceed $50.0 million at any time. The senior credit facility includes a sub-limit of $25.0 million for swingline loans. As of December 26, 2009, we had approximately $16.4 million of outstanding LOCs and no borrowings under the senior credit facility and $73.6 million of availability under the senior credit facility. The senior credit facility will mature on July 29, 2011.

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

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at our option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate or the federal funds rate plus 0.50%. We pay a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of December 26, 2009, the three month LIBOR rate, Bank of America prime rate and federal funds rate were 0.25%, 3.25%, and 0.25% respectively.

        The senior credit agreement that governs the senior credit facility contains financial covenants that require us to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The senior credit agreement also contains covenants, which, among other things, limit our ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments or enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. We were in compliance with all of these covenants as of December 26, 2009.

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

Cash-Collateralized Letter of Credit Facility

        On July 29, 2008, we also entered into a letter of credit agreement with Bank of America, N.A., as sole administrative and collateral agent, and a syndicate of financial institutions. The letter of credit agreement provides for a three-year cash-collateralized letter of credit facility in an aggregate principal amount of up to $150.0 million, which is available for the issuance of cash-collateralized standby LOCs. The letter of credit facility may be increased by an aggregate amount of up to $50.0 million, at our election, with additional commitments from the lenders under the letter of credit facility or from new financial institutions, if no default or event of default exists under the letter of credit facility. We may exercise the option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10.0 million and integral multiples of $5.0 million in excess thereof. We pay letter of credit fees equal to 0.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of December 26, 2009, we had no letters of credit outstanding under this facility.

        The letter of credit facility is secured by an amount of cash equal to the dollar amount of outstanding standby letters of credit. The letter of credit facility contains customary covenants, which among other things limit our ability to: incur liens on the cash collateral; engage in mergers or other fundamental changes; sell or otherwise dispose of the registrant's or its subsidiaries' assets; use proceeds to purchase or carry margin stock or extend credit to others; and other covenants customary for such a facility. We were in compliance with all of these covenants as of December 26, 2009.

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

        As of December 26, 2009, we had approximately $16.4 million of standby letters of credit outstanding representing primarily performance guarantees issued against customer deposits. These letters of credit have been issued under our secured credit facility and have not been included in the consolidated financial statements included herein.

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

        We continue to negotiate with our vendors to reschedule and/or cancel a portion of our commitments to procure materials in our photovoltaic and polysilicon businesses to reflect reduced rates of production and/or shipment delays. As a result we recognized charges of $1.0 million during the nine months ended December 26, 2009 from commitment terminations which have been included in cost of revenue. We estimate our commitments under purchase agreements to be approximately $175 million as of December 26, 2009; however we are in negotiations with several of our vendors and we expect discussion to continue through the remainder of fiscal 2010.

Recently Adopted Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces the former The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and non-authoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the quarter ending September 26, 2009. The new numbering system uses the prefix "ASC" (an abbreviation of Accounting Standards Codification). As the Codification was not intended to change or alter existing GAAP, the adoption did not have any impact on our consolidated financial statements.

        In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. This guidance became effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of this guidance with respect to financial assets and liabilities effective April 1, 2008 did not have a significant effect on our consolidated results of operations or financial position (see Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). In addition, we are required to apply the provisions of this guidance to nonfinancial assets and nonfinancial liabilities effective for the interim periods in fiscal years beginning after November 15, 2008. The adoption of this guidance for measuring nonfinancial assets and liabilities, essentially goodwill and identifiable intangible assets, did not have a material effect on our consolidated financial statements.

        In December 2007, the FASB issued authoritative guidance regarding business combinations and establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance became effective for business combinations entered into during fiscal years beginning on or after December 15, 2008 and thereafter with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. This guidance states that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would apply the provisions of this guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued authoritative guidance which provides additional guidelines for estimating fair value of financial instruments and guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities and increases the frequency of fair value disclosures. This guidance does not amend existing guidance related to other-than-temporary impairments of equity securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for, and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or fiscal periods ending after June 15, 2009. See Footnote No. 1 "Basis of Presentation" for the related disclosures. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

        In June 2009, the FASB issued an amendment to the accounting principles relating to the transfer of financial assets that eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. This guidance will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We are currently assessing the potential impacts, if any, the adoption of this guidance will have on our consolidated financial statements.

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

        In October 2009, the FASB issued authoritative guidance that provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor's multiple-deliverable revenue arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010 and earlier adoption is permitted. We are currently assessing the potential impact, if any, the adoption of this guidance will have on our consolidated financial statements.

        Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not expected by management to, have a material impact on our present or future financial statements.

Critical Accounting Policies and Estimates

        For the nine months ended December 26, 2009, there were no significant changes to our critical accounting policies as identified in our consolidated financial statements for the year ended March 28, 2009 included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009, filed on June 9, 2009.

        We included in our Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarterly period ended December 26, 2009 additional disclosure regarding our accounting policies addressing "Revenue from Contract Terminations" and "Purchase Commitments" as discussed on pages 4 and 5 in this Form 10-Q.

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

        As of December 26, 2009, we had unhedged euro denominated purchase commitments of approximately €31.7 million, net of advances on inventory purchases and available euros in our ending cash balances. A 10% appreciation or depreciation of the euro against the U.S. dollar would increase or decrease the costs of the related inventory to be purchased by approximately $4.6 million. As of December 26, 2009, we had no outstanding forward foreign exchange contracts. We will evaluate whether or not to initiate new foreign forward exchange contracts against these purchase commitments when negotiations with such vendors are finalized.

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 26, 2009, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in our internal controls or other factors during the three months ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendants' motion. Following the Court's denial of the motion, the parties submitted a proposed joint case management order, which the Court approved on November 16, 2009. The parties have exchanged initial discovery requests. The case management order provides for discovery to close on May 25, 2011.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the "State Court"), under the caption Hamel v. GT Solar International, Inc., et al., against us, certain of our officers and directors and certain underwriters of our July 24, 2008 initial public offering (the "state class action"). We removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class actions on November 25, 2008. On February 2, 2009, the federal Court granted the plaintiff's motion to remand the state class action to New Hampshire State Court. On May 4, 2009, the parties agreed to a stay of the state class action, pending resolution of the motion to dismiss in the consolidated federal case. At a case structuring conference on June 3, 2009, the state court endorsed the proposed joint case management order filed by the parties which requires coordination of any discovery to be taken in the state class action with that taken in the federal class action. With the denial of the motion to dismiss the federal action, the parties submitted a proposed joint case management order to the State Court on November 6, 2009. On January 12, 2010, the State Court granted a joint motion of the parties to transfer the state class action to the State Court's Business and Commercial Dispute Docket.

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

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009 (the "derivative action"). The derivative complaint is asserted nominally on behalf of the Company against certain of our directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the same purported misconduct alleged in the federal action. On April 10, 2009, the State Court granted our motion to stay the derivative action, pending resolution of the motion to dismiss in the federal action. In accordance with the terms of the stay the parties have conferred regarding a case management schedule for the derivative action. The derivative action remains stayed.

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

        Under the heading "Item 1A. Risk Factors—Risks Relating to Our Business Generally—Current or future credit and financial market conditions could materially and adversely affect our business and result of operations in several ways" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion about the effects of recent developments in the credit financial markets on our business, and on our customers' businesses. These credit and financial market conditions have affected our customers who have been delayed in securing or prevented from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products. Some of our customers who have become financially distressed and have failed to provide letters of credit or to make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised terms, it could have a significant impact on our business, results of operations and financial condition.

        Under the heading "Item 1A. Risk Factors—Risks Relating to Our Business Generally—Amounts included in our order backlog may not result in actual revenue or translate into profits" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion about customer contract terminations and revisions and requests from certain of our large customers who have requested that we extend the delivery schedules under their contracts in our order backlog. The negotiations are continuing. Certain of our large customers that have requested that we extend the delivery schedules and make other modifications under their contracts in our order backlog, or, in some cases, have failed to provide letters of credit on to make payments in accordance with the terms of these contracts. If a customer fails to perform its contractual obligations and we do not reasonably expect such customer to perform its obligations, we may terminate the contract. As a result of such terminations and other contract revisions, our order backlog was reduced approximately $76.1 million during the nine months ended December 26, 2009. We believe approximately 20% of our order backlog as of December 26, 2009 is at risk to varying degrees. This amount includes contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, our order backlog could be reduced by this amount or more.

        Other customers with contracts in our order backlog that are not currently under negotiation may approach us with similar requests in the future, or may fail to make payments when due, which could further reduce our order backlog. If our order backlog fails to result in revenue in a timely manner, or at all, we would experience a reduction in revenue, profitability and liquidity.

        Under the heading "Item 1A. Risk Factors—Risk Relating to Our Business Generally—Our future success depends on our management team and on our ability to attract and retain key employees and to integrate new employees into our management team successfully" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion about the potential adverse impact to us of losing a member of our senior management team. On May 22, 2009, Robert Woodbury, our Chief Financial Officer and a member of our senior management team, resigned. We are in the process of recruiting a new Chief Financial Officer and in the meantime, our finance organization is being led by Richard Johnson, our Vice President, Finance and Corporate Controller, on whom we will be more dependent during this transition period. On October 28, 2009, Mr. Thomas Gutierrez succeeded Mr. Thomas Zarrella as our President and Chief Executive Officer.

        Under the heading "Item 1A. Risk Factors—Risk Relating to Our Business Generally—Exchange rate fluctuations may make our products less attractive to non-U.S. customers and otherwise have a negative impact on our operating results" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion of the potential adverse effect of future exchange rate fluctuations and the related material effect these fluctuations could have on our financial condition. Our largest foreign currency exposure is the euro. In order to mitigate foreign currency fluctuations, we typically enter into forward foreign exchange contracts to hedge portions of equipment purchases from vendors located in primarily Europe. Due to recent delays in deliveries requested by our polysilicon customers, we began negotiations with vendors to delay deliveries under certain of our inventory purchase commitments. As a result, during the nine months ended December 26, 2009, certain of our forward foreign exchange contracts to purchase euros no longer qualified as cash flow hedges because the hedging relationship was no longer deemed to be highly effective. We entered into offsetting forward foreign exchange contracts to sell euros to mitigate any further foreign exchange risk related to those foreign exchange contracts. As a result, we had euro denominated purchase commitments of approximately €31.7 million, net of advances on inventory purchases and available euros in our ending cash balances that were unhedged at December 26, 2009. Once negotiations with these vendors have been finalized, we will evaluate whether or not to initiate new foreign forward exchange contracts against these purchase commitments.

        Under the heading "Item 1A. Risk Factors—Risks Relating to Our Polysilicon Business—Our CVD reactor is a new product from which we have only recently begun to recognize revenue" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we had included a discussion on the status of our 48 rod CVD reactor and that pre-established reactor performance criteria for that product had not been met. We have since had several contracts where such pre-established reactor performance criteria have been met for some of the reactors delivered to those customers. However, due to the nature of our CVD contracts, there continues to be a risk that if we fail to perform our obligations in respect of the CVD reactor orders we have received, such orders may be terminated and/or we may be required to pay damages or refund all or a portion of the purchase price. Failure to successfully develop our polysilicon products and/or to perform our obligations in respect of orders for CVD reactors could have a material adverse effect on our financial conditions, results of operations, business and/or prospects.

        Under the heading "Item 1A. Risk Factors—Government subsidies and economic incentives for on-grid solar electricity applications could be reduced or eliminated" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we had included a discussion on the status of discussions concerning potential amendments to Germany's Renewable Energy Act, or EEG, which included the possibility of the reduction or elimination of subsidies there under. It has since been announced that Germany is considering a 15% reduction in their solar feed-in tariff rate for roof-top solar systems starting in April, 2010 and a 25% reduction for ground-based solar systems on agricultural land starting in July, 2010. The reduction, expiration or elimination of relevant government subsidies or other economic incentives may result in the diminished competitiveness of solar energy relative to conventional and other renewable sources of energy, and adversely affect demand for photovoltaic equipment or result in increased price competition, all of which could cause our sales and revenue to decline and have a material adverse effect on our financial condition, results of operations, business and/or prospects.

        Under the heading "Item 1A. Risk Factors—Risks Relating to Our Business Generally—We face particular commercial, jurisdictional and legal risks associated with our business in China," in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 filed on June 9, 2009, we included a discussion on the risks associated with having customers and facilities in China. We are in the process of expanding our presence in China, including in the areas of customer service, sales, research and development and assembly operations. As we expand our presence in China, we are increasingly exposed to the economic, political and legal conditions and developments in China, which could further exacerbate these risks.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable

(c)
Stock Repurchases.

        The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended June 27, 2009, the three months ended September 26, 2009 and the three months ended December 26, 2009:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
First Quarter:
Month ended May 2, 2009	9,726	$6.78	—	—
Month ended May 30, 2009	—	—	—	—
Month ended June 27, 2009	622	$6.42	—	—
Second Quarter:
Month ended August 1, 2009	2,930	$6.02	—	—
Month ended August 29, 2009	—	—	—	—
Month ended September 26, 2009	820	$5.12	—	—
Third Quarter:
Month ended October 31, 2009	—	—
Month ended November 28, 2009	1,640	$5.54	—	—
Month ended December 26, 2009	83,397	$5.62

        We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the nine months ended December 26, 2009; however, our employees surrendered, and we subsequently retired, shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock awards issued under our 2008 Equity Incentive Plan.

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    Submission of Matter to a Vote of Security Holders

  None

Item 5.    Other Information

  None

Item 6.    Exhibits

        Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.1	Separation and General Release Agreement between the Company and Thomas M. Zarrella, dated November 13, 2009	8-K	11/17/09	10.1
10.2	Management Incentive Program FY 2010	8-K	12/11/09	10.1
10.3	Employment Agreement with Thomas Gutierrez dated October 28, 2009	8-K	11/2/09	10.1
10.4	Restricted Stock Unit Agreement with Thomas Gutierrez dated October 29, 2009	8-K	11/2/09	10.2
10.5	Stock Option Grant Agreement with Thomas Gutierrez dated October 29, 2009	8-K	11/2/09	10.3
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Principal Financial Officer.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.				X

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Solar International, Inc.
	By:	/s/ THOMAS GUTIERREZ Thomas Gutierrez
Date: February 5, 2010		President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ RICHARD E. JOHNSON Richard E. Johnson
Date: February 5, 2010		Vice President of Finance and Corporate Controller (Principal Financial and Accounting Officer)