Form 10-Q
period 2010-07-03
GT Solar International, Inc.
filed 2010-08-06
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 2, 2010, the Company had 149,955,238 shares of common stock, par value $0.01 per share, issued and outstanding.

GT SOLAR INTERNAITONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 3, 2010

PART I—FINANCIAL INFORMATION

Item 1—Unaudited Condensed Consolidated Financial Statements

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 3, 2010	April 3, 2010
Assets
Current assets:
Cash and cash equivalents	$256,452	$230,748
Short-term investments	19,962	19,967
Accounts receivable, net of allowance for doubtful accounts of $3,110 and $2,620, respectively	37,333	52,620
Inventories	80,664	68,858
Deferred costs	127,511	131,986
Advances on inventory purchases	28,759	17,110
Deferred income taxes	67,352	72,868
Refundable income taxes	1,516	1,516
Prepaid expenses and other current assets	1,721	4,340

Total current assets	621,270	600,013
Non-current assets:
Property, plant and equipment, net	19,713	19,359
Other assets	683	639
Intangible assets, net	2,414	3,205
Deferred cost	55,867	66,265
Goodwill	42,600	42,600

Total assets	$742,547	$732,081

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$31,083	$22,132
Accrued expenses	19,783	17,543
Customer deposits	139,109	119,616
Deferred revenue	234,707	229,951
Accrued income taxes	10,361	33,621

Total current liabilities	435,043	422,863
Non-current liabilities:
Deferred income taxes	23,679	25,661
Deferred revenue	86,639	104,396
Other non-current liabilities	117	175

Total liabilities	545,478	553,095
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 144,386 and 143,815 shares issued and outstanding as of July 3, 2010 and April 3, 2010, respectively	1,444	1,438
Additional paid-in capital	89,480	86,644
Accumulated other comprehensive loss	(6,402)	(5,145)
Retained earnings	112,547	96,049

Total stockholders' equity	197,069	178,986

Total liabilities and stockholders' equity	$742,547	$732,081

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	July 3, 2010	June 27, 2009
Revenue	$135,166	$71,819
Cost of revenue	89,243	36,854

Gross profit	45,923	34,965
Operating expenses:
Research and development	3,747	6,399
Selling and marketing	3,711	3,867
General and administrative	10,588	8,329
Amortization of intangible assets	791	791

Total operating expenses	18,837	19,386

Income from operations	27,086	15,579
Other income (expense):
Interest income	163	42
Interest expense	(169)	(177)
Interest component of forward foreign exchange contracts	30	(639)
Other, net	184	(2,363)

Income before income taxes	27,294	12,442
Provision for income taxes	10,796	4,663

Net income	$16,498	$7,779

Net income per share
Basic	$0.11	$0.05
Diluted	$0.11	$0.05
Weighted-average number of shares used in per share calculations:
Basic	143,977	143,116
Diluted	145,614	145,286

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	July 3, 2010	June 27, 2009
Cash flow from operating activities:
Net income	$16,498	$7,779
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	791	791
Depreciation expense	904	852
Deferred income taxes expense	4,421	1,377
Provision for excess and obsolete inventory	1,243	772
Share-based compensation expense	1,548	1,052
Other adjustments, net	198	258
Changes in operating assets and liabilities:
Accounts receivable	15,185	(20,100)
Inventories	(13,049)	22,678
Deferred costs	14,873	(108,873)
Advances on inventory purchases	(11,649)	43,108
Prepaid expenses and other current assets	2,485	172
Accounts payable and accrued expenses	9,490	(25,168)
Customer deposits	19,493	(78,708)
Deferred revenue	(13,001)	169,017
Accrued income taxes	(23,260)	2,404
Refundable income taxes	—	35,307
Other assets (liabilities), net	(557)	775

Net cash provided by operating activities	25,613	53,493
Cash flow from investing activities:
Purchase of property, plant and equipment	(1,264)	(174)

Net cash used in investing activities	(1,264)	(174)
Cash flow from financing activities:
Proceeds and excess tax benefit from exercise of stock options	1,349	1,019
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(55)	(68)

Net cash provided by financing activities	1,294	951
Effect of foreign exchange rates on cash	61	(4)

Increase in cash and cash equivalents	25,704	54,266
Cash and cash equivalents at beginning of period	230,748	107,148

Cash and cash equivalents at end of period	$256,452	$161,414

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

July 3, 2010

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of GT Solar International, Inc. and subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles in the United States and Securities and Exchange Commission ("SEC") instructions for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended July 3, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending April 2, 2011 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed with the SEC on June 4, 2010.

        The condensed consolidated balance sheet as of April 3, 2010 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Fiscal Year End

        The Company's reporting period is based on a 52 week year that ends on the Saturday closest to March 31 which in certain years results in a 53 week fiscal year. The Company's quarterly reporting covers 13 week periods, unless otherwise noted. The fiscal year ending April 3, 2010 had 53 weeks with the extra week occurring in the fourth quarter of that year. The Company uses the terms quarterly, monthly, and annual in describing its financial results.

Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform to the current year presentation the most significant of which relates to certain reclassifications in the Condensed Consolidated Statement of Cash Flows.

2. Significant Accounting Policies

        The Company's significant accounting policies are disclosed in its audited financial statements for the year ended April 3, 2010, included in the Annual Report on Form 10-K filed with the SEC on June 4, 2010 and have not changed materially as of July 3, 2010.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        In June 2009, the FASB issued an amendment to the accounting principles relating to the transfer of financial assets that eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. This

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

3. Recent Accounting Pronouncements (Continued)

guidance is effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance that eliminates certain exceptions to the consolidation of qualifying special purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying consolidation provisions. This guidance is effective for the fiscal year beginning after November 15, 2009, and for interim periods within that period, with earlier adoption prohibited. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued an update related to fair value measurements and disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 fair value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of these expanded disclosures did not have a material impact on the Company's consolidated financial statements.

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

        In April 2010, the FASB issued authoritative guidance to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades such that awards of equity share options granted to an employee of an entity's foreign operation should have a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15,

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

3. Recent Accounting Pronouncements (Continued)

2010. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

        In April 2010, the FASB issued authoritative guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions and is applicable to vendors that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of this guidance will have on its consolidated financial statements.

        Other recent accounting pronouncements issued by the FASB and the SEC did not have or are not expected to have a material impact on the Company's present or future financial statements.

4. Customer Concentrations

        The following customers comprised 10% or more of the Company's total net revenues or total accounts receivable:

	For the Three Months Ended						As of
	July 3, 2010			June 27, 2009			July 3, 2010			April 3, 2010
	Revenue	% of Total		Revenue	% of Total		Accounts Receivable	% of Total		Accounts Receivable	% of Total
Polysilicon Customers
Customer #1	$20,934	15%		*	*	%	*	*	%	*	*	%
Customer #2	*	*	%	$47,565	66%		*	*	%	*	*	%
Customer #3	*	*	%	*	*	%	$4,599	12%		$12,127	23%
Photovoltaic Customers
Customer #4	$40,319	30%		*	*	%	*	*	%	*	*	%
Customer #5	$14,702	11%		*	*	%	$9,021	24%		*	*	%
Customer #6	*	*	%	$7,669	11%		*	*	%	*	*	%
Customer #7	*	*	%	*	*	%	$3,783	10%		*	*	%
Customer #8	*	*	%	*	*	%	*	*	%	$8,391	16%
Customer #9	*	*	%	*	*	%	*	*	%	$7,570	14%

*
Amounts from these customers were either zero or less than 10% of the total during this period.

        The Company requires most of its customers to either post letters of credit or make advance payments prior to delivery. Approximately $30,466 (or 82%) and $41,583 (or 79%) of total accounts receivable as of July 3, 2010 and April 3, 2010, respectively, was secured by letters of credit.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

5. Fair Value of Financial Instruments

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

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at July 3, 2010 and April 3, 2010:

	July 3, 2010
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$236,187	$236,187	—	—
Commercial paper	$24,962	—	$24,962	—
Forward foreign exchange contracts-liabilities	$(1,903)	—	$(1,903)	—

	April 3, 2010
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$226,052	$226,052	—	—
Commercial paper	$19,967	—	$19,967	—
Forward foreign exchange contracts-liabilities	$(229)	—	$(229)	—

        The Company's money market mutual funds are valued using readily available market prices.

        The Company's commercial paper is valued using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals).

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

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

5. Fair Value of Financial Instruments (Continued)

        The following table summarizes the amortized costs and estimated fair values of the Company's investments:

	Original Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 3, 2010:
Commercial paper—cash and cash equivalents	Less than 3 months	$5,000	$—	$—	$5,000
Commercial paper—short-term investments	6 – 9 months	$19,978	$—	$(16)	$19,962

		$24,978	$—	$(16)	$24,962

April 3, 2010:
Commercial paper—short-term investments	6 – 9 months	$19,962	$6	$(1)	$19,967

6. Derivative and Hedging Activities

        The Company enters into forward foreign exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months.

        For the three months ended June 27, 2009, the Company recognized losses of $2,112, with respect to forward foreign exchange contracts which had previously been recorded as other comprehensive income. The losses, which were recognized as other expense in the accompanying condensed consolidated statements of operations, related substantially to forward foreign exchange contracts to purchase euros ("€") with notional amounts €41,429 that the Company concluded no longer qualified as cash flow hedges because the hedging relationship was no longer deemed to be highly effective. At the time they were deemed ineffective, the Company entered into offsetting forward foreign exchange contracts to sell euros with notional amounts €26,633, which were not designated as cash flow hedges, to eliminate any further foreign exchange risk related to those foreign exchange contracts that had yet to mature. As of July 3, 2010, the Company had forward foreign exchange contracts with notional amounts of €18,534 that qualified as cash flow hedges.

        During the three months ended July 3, 2010 and June 27, 2009, the Company recognized a gain of approximately $300 and $255, respectively, against cost of revenue with respect to cash flow hedges where the underlying hedged transaction had affected earnings. Approximately $2,580 of accumulated loss is expected to be reclassified into earnings over the next twelve months.

        The following table sets forth the balance sheet location and fair value of the Company's forward foreign exchange contracts at July 3, 2010 and April 3, 2010:

	Balance Sheet Location	July 3, 2010 Fair Value	April 3, 2010 Fair Value
Effective Cash Flow Hedges
Forward foreign exchange contracts—liabilities	Accrued expenses	$(1,903)	$(229)

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

6. Derivative and Hedging Activities (Continued)

        The following table sets forth the effect of the Company's forward foreign exchange contracts designated as hedging instruments on the consolidated statement of operations for the three months ended July 3, 2010 and June 27, 2009.

Three Months Ended	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
July 3, 2010	$1,884	Cost of revenue	$300	Other, net	$—
June 27, 2009	$(2,897)	Cost of revenue	$255	Other, net	$(2,112)

7. Inventories

        Inventories consisted of the following:

	July 3, 2010	April 3, 2010
Raw materials	$46,442	$42,846
Work-in-process	6,479	12,260
Finished goods	27,743	13,752

	$80,664	$68,858

        Inventory-related excess and obsolete charges of $1,243 and $772 were recorded in cost of revenue in the three months ended July 3, 2010 and June 27, 2009, respectively.

8. Warranty

        The following table presents warranty activities:

	Three Months Ended
	July 3, 2010	June 27, 2009
Product warranty liability, beginning of the period	$1,280	$2,231
Accruals for new warranties issued	1,533	389
Payments under warranty	(533)	(680)

Product warranty liability, end of period	$2,280	$1,940

9. Income Taxes

        The tax provision for the three months ended July 3, 2010 and June 27, 2009 represents federal, state and foreign income taxes. The Company's effective tax rate was 39.6% and 37.5% for the three months ended July 3, 2010 and June 27, 2009, respectively. The effective tax rate is higher in the period ended July 3, 2010 due to the expiration of the research and development tax credit. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

9. Income Taxes (Continued)

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

        As of July 3, 2010 and April 3, 2010, the Company had approximately $661 and $579, respectively, of unrecognized tax benefits. The Company recognizes interest related to unrecognized benefits as a component of tax expense, of which $70 was recognized for the quarter ended July 3, 2010. Additionally, penalties were not recorded during the three months ended July 3, 2010.

10. Commitments and Contingencies

Purchase Commitments

        The Company's commitments to purchase raw materials, research and development and other services from various suppliers and vendors are estimated to be $243,057 as of July 3, 2010, substantially all of which are due within the fiscal year ending April 2, 2011.

        The Company periodically reschedules or cancels a portion of its commitments to its vendors to procure materials to reflect a reduction in the rate of production or requests by some of its customers to delay shipment. During the three months ended June 27, 2009, the Company recognized losses of $512 resulting from expected forfeitures of vendor advances and other termination charges. These charges have been included in cost of revenue. The Company did not incur similar charges during the three months ended July 3, 2010.

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

        The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendants' motion. Following the Court's denial of the motion,

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

10. Commitments and Contingencies (Continued)

the parties submitted a proposed joint case management order, which the Court approved on November 16, 2009. The case management order provides for discovery to close on May 25, 2011.

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

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

10. Commitments and Contingencies (Continued)

Customer Indemnifications

        In the normal course of business, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company's products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these indemnification provisions.

11. Senior Credit Facility

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

        The senior credit facility may be increased by an aggregate amount of up to $100,000, with additional commitments from the lenders under the senior credit facility or from new financial institutions, if no default or event of default exists. The Company may exercise the option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10,000 and integral multiples of $5,000 in excess thereof. As of July 3, 2010 and April 3, 2010, the Company had $26,761 and $33,094, respectively, of outstanding standby LOCs and no borrowings under this facility, resulting in $63,239 of availability under the senior credit agreement as of July 3, 2010.

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at the Company's option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate or the federal funds rate plus 0.50%. The Company pays a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of July 3, 2010, the 3 month LIBOR rate, Bank of America prime rate and federal funds rate were 0.53%, 3.25% and 0.25%, respectively.

        The senior credit agreement that governs the senior credit facility contains financial covenants that require the Company to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

11. Senior Credit Facility (Continued)

consecutive four fiscal quarter period. The senior credit agreement also contains covenants, which, among other things, limit the Company's ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments or enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. The Company was in compliance with all of these covenants as of July 3, 2010.

        Effective July 29, 2010, the Company elected to terminate its senior credit facility and its cash-collateralized letter of credit facility (See Note 18—Subsequent Events).

12. Stockholder's Equity

        A summary of the changes in stockholders' equity for the three months ended July 3, 2010 is provided below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 3, 2010	143,815	$1,438	$86,644	$96,049	$(5,145)	$178,986
Net income	—	—	—	16,498	—	16,498
Other comprehensive income(1)	—	—	—	—	(1,257)	(1,257)
Option exercises and vesting of restricted stock units	581	6	1,298	—	—	1,304
Share-based compensation expense	—	—	1,548	—	—	1,548
Excess tax benefit from share-based award activity	—	—	45	—	—	45
Minimum tax withholding payments for employee share-based awards(2)	(10)	—	(55)	—	—	(55)

Balance at July 3, 2010	144,386	$1,444	$89,480	$112,547	$(6,402)	$197,069

(1)
See Note 15

(2)
Purchase of shares surrendered by employees to satisfy minimum tax withholding obligations on the vesting of restricted stock units and subsequently retired.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

13. Share-Based Compensation

        During the three months ended July 3, 2010 and June 27, 2009, the Company recorded $1,548 and $1,052, respectively, of expense related to share-based compensation. Share-based compensation cost capitalized as part of inventory is insignificant for all periods presented.

        During the three months ended July 3, 2010, the Company granted 873 options to purchase shares of the Company's common stock to certain employees. The stock options are exercisable at an average of $5.43 per share, which was based on the fair market value of the Company's common stock on the date of grant. The average fair value of the stock options was estimated using the Black-Scholes option pricing model which uses highly subjective assumptions including the expected stock price volatility, as well as, other assumptions as follows: risk free interest rate of 2.4%, expected life of 6 years and an expected stock price volatility of 50%. The total fair value of stock options granted during the three months ended July 3, 2010 was $2,347, or a weighted-average of $2.69 per share. During the three months ended July 3, 2010, the Company granted 492 restricted stock units to certain employees and directors. The total fair value of the restricted stock units granted during the three months ended July 3, 2010, which was based on the fair market value of the Company's common stock on the date of grant was $2,665, or a weighted-average of $5.42 per share.

        As of July 3, 2010, the Company had unrecorded deferred share-based compensation expense of approximately $16,431, after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of approximately three years.

14. Earnings Per Share

        The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended
	July 3, 2010	June 27, 2009
Weighted average common shares—basic	143,977	143,116
Dilutive common stock options and awards	1,637	2,170

Weighted average common and common equivalent shares—diluted	145,614	145,286

        Potential common stock equivalents excluded from the calculation of dilutive earnings per share because the effect would have been anti-dilutive are as follows:

	July 3, 2010	June 27, 2009
Weighted average restricted stock units and common stock options having no dilutive effect	4,889	2,442

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

15. Comprehensive Income

        The following table summarizes components of comprehensive income related to derivatives classified as cash flow hedges, unrealized gains (losses) on available for sale securities, as well as foreign currency translation adjustments from the Company's subsidiary that does not use the U.S. dollar as its functional currency:

	Three Months Ended
	July 3, 2010	June 27, 2009
Net income	$16,498	$7,779
Change in derivative instruments, net of tax effect of $879 and $(1,657), respectively	(1,305)	3,097
Changes in unrealized gain on available for sale securities, net of tax effect of $8	(13)	—
Foreign currency translation adjustment	61	(4)

Comprehensive income	$15,241	$10,872

        The following table summarizes the Company's accumulated other comprehensive loss as of July 3, 2010 and April 3, 2010:

	July 3, 2010	April 3, 2010
Cash flow hedges of foreign exchange, net of tax	$(6,569)	$(5,264)
Unrealized gain (loss) on available for sale securities, net of tax	(10)	3
Foreign currency translation adjustment	177	116

Total	$(6,402)	$(5,145)

16. Segment Information

        The Company reports its results in two segments: the photovoltaic (PV) business and polysilicon business.

        The PV business manufactures and sells DSS units, ancillary equipment required in the operation of the DSS unit as well as services related to the production of PV wafers, cells and modules.

        The polysilicon business manufactures and sells CVD reactors and related equipment used to react gases at high temperatures to produce polysilicon, the key raw material used in solar cells.

        The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment including the amortization of acquired intangible assets. Corporate Services include non-allocable overhead costs, including human resources, legal, finance, information technology, general and administrative and corporate marketing expenses. Corporate Services assets include deferred tax assets, cash and cash equivalents and other non-allocated assets.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

16. Segment Information (Continued)

        Financial information for the Company's business segments is as follows:

	Photovoltaic Business	Polysilicon Business	Corporate Services	Total
Three months ended July 3, 2010
Revenue	$111,441	$23,725	$—	$135,166
Gross profit	36,692	9,231	—	45,923
Depreciation and amortization	815	319	561	1,695
Income (loss) from operations	$30,520	$5,845	$(9,279)	$27,086
Three months ended June 27, 2009
Revenue	$19,934	$51,885	$—	$71,819
Gross profit	6,683	28,282	—	34,965
Depreciation and amortization	721	402	520	1,643
Income (loss) from operations	$1,055	$21,616	$(7,092)	$15,579
Assets
July 3, 2010	$202,490	$184,127	$355,930	$742,547
April 3, 2010	$198,451	$195,134	$338,496	$732,081

        The following table presents net sales by geographic region, which is based on the destination of the shipments:

	Three Months Ended
	July 3, 2010	June 27, 2009
China	$56,802	$17,964
Europe	47,019	48,660
Korea	21,068	4,592
Other Asia	9,518	137
United States	705	456
Other	54	10

Total	$135,166	$71,819

        A summary of long-lived assets, consisting of net property and equipment, intangible assets and goodwill, by geographical region is as follows:

	July 3, 2010	April 3, 2010
United States	$63,613	$64,020
China	997	1,019
Taiwan	111	125
Hong Kong	6	—

Total	$64,727	$65,164

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

July 3, 2010

17. Other, net

        The components of other income (expense), net are as follows:

	Three Months Ended
	July 3, 2010	June 27, 2009
Foreign currency gain (loss)	$68	$(261)
Loss on derivatives-ineffective portion (See Note 6)	—	(2,112)
Other	116	10

Total other income (expense), net	$184	$(2,363)

18. Subsequent Events

        On July 29, 2010, the Company elected to terminate both its senior credit facility and its cash-collateralized letter of credit facility. The senior credit facility had no outstanding borrowings and was only being used to secure standby letters of credit. The Company had never utilized the cash-collateralized letter of credit facility. The Company was in compliance with the covenants of these facilities at the time of termination. On July 29, 2010, the outstanding standby letters of credit under the senior credit facility amounted to $29,952 and were subsequently cash collateralized under a separate agreement with the Bank of America, N.A. which required this amount to be transferred into a restricted cash account.

        On July 29, 2010, the Company acquired privately-held Crystal Systems, Inc., a crystalline growth technology company that manufactures sapphire substrates used in LED applications, and other components used in the defense, medical and aerospace industries. The purchase consideration consisted of approximately $24,000 in cash, approximately 5,400 shares of the Company's common stock with a closing date estimated value of $31,000 and a potential additional $21,000 cash earn-out based on the attainment of certain financial and technical targets through the period ending March 31, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q, contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "target," "continue," and similar expressions or variations intended to identify forward-looking statements and include statements about our expectations for future periods with respect to our backlog, gross margins, customer concentrations, demand for our products, cost of solar equipment, investments in solar energy, growth of our business and product portfolio, our plans to sell sapphire crystalline materials and sapphire furnaces and our plans to obtain a new credit facility. These statements are based on the belief, judgment, estimates and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following factors and any other factors discussed under the heading titled "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 as filed with the Securities and Exchange Commission (the "SEC") on June 4, 2010:

  •
  the potential adverse impact of general economic conditions on demand for our products;

  •
  current or future credit and financial market conditions;

  •
  the failure of amounts in our order backlog to result in actual revenue or to translate into profits;

  •
  our dependence on a small number of customers;

  •
  our dependence on the sale of a limited number of products;

  •
  our dependence on a limited number of third party suppliers;

  •
  product liability claims and/or claims in relation to third party equipment;

  •
  loss of any of our management team or our inability to attract and retain key employees and integrate new employees into our management team successfully;

  •
  our inability to attract, train and retain technical personnel;

  •
  our inability to adequately protect our intellectual property and the possibility of litigation to enforce our intellectual property rights;

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

  •
  our ability to meet demand for our products;

  •
  concentration on credit risk related to our cash equivalents and short term investments;

  •
  the impact of natural disasters and other catastrophes;

  •
  our exposure to warranty claims;

  •
  our exposure to exchange rate fluctuations;

  •
  the effect of increases in interest rates or the reduced availability of financing on demand for our products;

  •
  the securities class action lawsuits relating to our initial public offering;

  •
  the effect that the interpretation of existing or new accounting pronouncements or application of new standards could have on our revenue recognition and operating results;

  •
  our lack of ownership of certain of the technology underlying our CVD reactor;

  •
  direct and indirect competition for our polysilicon production equipment;

  •
  factors that impact revenue recognition of our polysilicon business, some of which are beyond our control;

  •
  cyclicality in the market for polysilicon and variation in demand for products sold in our polysilicon business;

  •
  our reliance on a limited number of suppliers and manufacturers for our polysilicon products;

  •
  competition from other manufacturers of photovoltaic products;

  •
  the loss of or reductions in government subsidiaries or economic incentives for on-grid solar electricity applications;

  •
  existing regulations and policies and changes to regulations and policies relating to the purchase and use of photovoltaic products and the electricity utility industry;

  •
  inability of the photovoltaic industry to compete successfully with conventional power generation or other sources of renewable energy;

  •
  technological changes in the photovoltaic industry that render existing products and technologies uncompetitive or obsolete;

  •
  business combinations and acquisitions that we may enter into that may be difficult to integrate, disrupt our business, expose us to litigation or unknown liabilities, dilute stockholder value and divert management attention;

  •
  our crystalline sapphire products may not achieve market acceptance, or our prospects could be limited if alternative technologies are developed; and

  •
  our inability to develop sapphire furnaces or modify our products to adapt to future changes in the crystalline sapphire and LED industry.

        The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other statements that are included under the heading "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 filed with the SEC on June 4, 2010 and in this report. Forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements to reflect events or circumstances after the date of such statements.

Our Company Overview

        GT Solar International, Inc., through its subsidiaries (referred to collectively herein as "we," "us" and "our") is a leading global provider of polysilicon production technology, and sapphire and silicon crystalline ingot growth systems and materials for the solar, LED and other speciality markets. Our customers include several of the world's largest solar companies as well as companies in the chemical industry.

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

        In July 2008, we completed an initial public offering of 30,300,000 shares of common stock held by GT Solar Holdings, LLC. In March 2010, we completed a secondary public offering of 28,750,000 shares of common stock held by GT Solar Holdings, LLC. As of July 3, 2010, GT Solar Holdings, LLC owned or controlled approximately 53% of our common stock.

Factors Affecting Our Results of Operations

        Demand for our products and services are driven by end-user demand for solar power. Key drivers of the demand for solar power include: volatile prices of conventional energy sources; the desire for energy independence to counter perceived geopolitical supply risks surrounding fossil fuels; environmental pollution from fossil fuels and the resulting tightening of emission controls; the competitive cost of energy from alternative renewable energy sources; government incentive programs for the development of solar energy making solar energy more cost competitive and changing consumer preferences towards renewable energy sources.

        In addition, our results of operations are affected by a number of external factors including the availability and market price of polysilicon, availability of raw materials, foreign exchange rates, interest rates, commodity prices (particularly steel and graphite prices) and macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the international markets in which we conduct business (including China).

        Our results of operations are affected by a number of other factors including, among other things, when we are able to recognize revenue under our contracts. Our revenue recognition policies often require us to defer revenue from shipped products and recognize revenue at a later date as more fully described under the caption "Note 2—Significant Accounting Policies—Revenue Recognition" in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on June 4, 2010. Other factors affecting operations include delays in customer acceptances of our products, delays of deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing revenue on contracts in our order backlog.

        Changes in the global capital markets has resulted in reduced availability of capital and a more stringent lending environment which in turn has contributed to the volatility of spending within the PV industry. Although we continue to believe that the effect of these uncertainties is somewhat mitigated by our requirement of non-refundable deposits on most orders, we have negotiated extensions of the delivery schedules and other modifications under some of our existing contracts and we expect similar negotiations to occur in the future. In addition, when a customer fails to make deposits when due under their contracts, we terminate those contracts. We continue to negotiate with certain of our customers and are unable to estimate the impact, if any, on our results of operations until such negotiations conclude and the timing of deliveries and other terms are finalized as more fully described under the heading "—Order Backlog."

        Worldwide manufacturing capacity of polysilicon has grown due to recent entrants and expansion by existing manufacturers that occurred during 2008 and 2009. These factors, among others, have resulted in excess polysilicon manufacturing capacity which in turn has caused significant declines in the price of polysilicon. Although we believe declining polysilicon costs will benefit the PV industry and will lead to increased demand for solar energy over the long term, lower polysilicon prices have negatively impacted the profitability of some existing polysilicon manufacturers and caused other companies to reduce or delay their expansion plans. We believe that the demand for CVD reactors has the potential to increase as a result of polysilicon manufacturers seeking more economically viable capacity. However, because of the long lead-times required to install capacity, it is difficult to predict if, or when this will occur.

        Demand for PV on-grid applications, which, in turn impacts the demand for PV manufacturing equipment, has historically been dependent in part on the availability and size of government subsidies and economic incentives. The ability of a government to provide economic incentives may be adversely impacted by the recent economic downturn. For example, Germany, which has the world's largest PV installed base, has announced a 16% reduction in their solar feed-in tariff rate for roof-top solar systems and the elimination of feed-in tariffs for ground-based solar systems on agricultural land both of which are scheduled to be fully phased in by September 1, 2010. Spain, which has also been a major market for PV products, reduced availability of subsidies in 2009 from 2,400 MW per year to 500 MW per year for solar projects. It is difficult to determine the impact that a changing incentive program has on solar module demand and our customer's ability to sell solar modules in a particular geographic market. We believe decreasing module costs will reduce the effect of tariffs on the investment returns for solar projects. In contrast to decreasing incentives in Europe, China has recently announced policies designed to stimulate its renewable energy sector, including solar power. The changing environment for such government incentive programs creates uncertainty for the solar industry.

        Although we believe our long-term prospects are in line with solar industry forecasts which generally predict increasing PV demand through 2014, those forecasts vary widely due to the current uncertainties in the capital markets and end-user solar markets. The current excess capacity in solar manufacturing, as well as increased competition, is expected to result in lower prices for our PV products which could result in reduced margins if we are unable to reduce our costs. We are taking steps in an effort to mitigate the effect of these factors including adjusting our pricing policies as necessary, seeking cost reduction opportunities including diversification into lower cost manufacturing regions and focusing our research and development efforts on improvements that reduce the total production costs to our customers.

        Our quarterly results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

Order Backlog

        Our order backlog consists of signed purchase orders or other written contractual commitments. The table below sets forth our order backlog as of July 3, 2010 and April 3, 2010 by product category:

	July 3, 2010		April 3, 2010
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$604	54%	$441	49%
Polysilicon business	520	46%	465	51%

Total	$1,124	100%	$906	100%

        Our order backlog includes deferred revenue which represents equipment that had been shipped to customers but not yet recognized as revenue. Substantially all of the contracts in our order backlog require the customer to either post a standby letter of credit in our favor and/or make advance payment prior to shipment of equipment. Our order backlog as of July 3, 2010, included deferred revenue of $87.0 million related to our photovoltaic business and $234.3 million related to our polysilicon business and cash received in deposits related to our order backlog where deliveries had not yet occurred were $139.1 million as of July 3, 2010.

        From the date of a written commitment, we generally would expect to deliver PV products over a period ranging from three to nine months and polysilicon products over a period ranging from twelve to eighteen months, although portions of the related revenue are expected to be recognized over longer periods in many cases. Disregarding the effect of any contract terminations or modifications, we would expect to convert approximately 55% of our July 3, 2010 order backlog into revenue during the next twelve months and approximately 45% thereafter. Although most of our orders require substantial non-refundable deposits, our order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. We began tracking our backlog as a performance measure on a consistent basis during 2007.

        If a customer fails to perform on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages. During the three months ended July 3, 2010, we terminated or modified contracts resulting in a $5.4 million reduction in our order backlog (98% of the reduction was from one contract). During the fiscal year ended April 3, 2010, we terminated or modified contracts resulting in a $105 million reduction in our order backlog (95% of the reduction was from 9 contracts). During the three months ended July 3, 2010, we recorded revenues of $41.6 million from terminated contracts and during the fiscal year ended April 3, 2010, we recorded revenues of $21.1 million from terminated contracts.

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

        As of July 3, 2010, our order backlog consisted of contracts with 31 PV customers, 23 of which have orders of $3 million or greater and contracts with 7 polysilicon customers, 6 of which have orders of $3 million or greater. Our order backlog as of July 3, 2010, included $565 million attributed to two customers each representing 10% or more our order backlog.

Recent Developments

        On July 29, 2010, we acquired privately-held Crystal Systems, Inc., a crystalline growth technology company that manufactures sapphire substrates used in LED applications, and other components used in the defense, medical and aerospace industries. The purchase consideration consisted of approximately $24 million in cash, approximately 5.4 million shares of our common stock with a closing date estimated value of $31 million and a potential additional $21 million cash earn-out based on the attainment of certain financial and technical targets through the period ending March 31, 2012.

        The acquisition of Crystal Systems provides us access to certain technologies that offer opportunities to grow our business and product portfolio. In particular, Crystal Systems has demonstrated crystal growth technology using an advanced Heat Exchanger Method, or advanced HEM, and recently produced large, symmetric sapphire crystals in a highly automated and remotely monitored tool, which we believe constitutes a significant advance in sapphire crystal production. Our management also believes, based upon input from customers, that growing crystals using an advanced HEM technology provides materials that offer high purity level and crystalline quality. We intend to expand our sapphire materials business and expect that we will make capital expenditures of up to $22 million in the sapphire material business through the period ending March 31, 2012.

        Currently, Crystal Systems sells crystalline sapphire materials for multiple uses by customers in several industries, including LED, semiconductor, defense, medical and aerospace. We plan to continue the sale of the sapphire crystalline materials to customers, but we also have plans to sell the furnaces used to manufacture sapphire, the implementation of which will draw heavily upon our experience in manufacturing of multi-crystalline furnace technology for the solar industry. Currently, we expect to commence marketing and sale of sapphire furnaces during our fiscal year 2012.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three months ended July 3, 2010 and June 27, 2009:

	Three Months Ended
	July 3, 2010	June 27, 2009
Statement of Operations Data:*
Revenue	100%	100%
Cost of revenue	66	51

Gross profit	34	49
Research and development	3	9
Selling and marketing	3	5
General and administrative	8	12
Amortization of intangible assets	—	1

Income from operations	20	22
Interest income (expense), net	—	—
Interest expense	—	—
Interest component of forward foreign exchange contracts	—	(1)
Other expense, net	—	(4)

Income before income taxes	20	17
Provision for income taxes	8	6

Net income	12%	11%

*
percentages subject to rounding.

Three Months Ended July 3, 2010 compared to Three Months Ended June 27, 2009.

	Three Months Ended
Business Category	July 3, 2010	June 27, 2009	Change	% Change
	(dollars in thousands)
Photovoltaic Business
Photovoltaic equipment	$109,283	$19,039	$90,244
Photovoltaic services, parts and other	2,158	895	1,263

Total photovoltaic business	111,441	19,934	91,507	459%
Polysilicon Business
Polysilicon equipment	22,643	51,352	(28,709)
Polysilicon services, parts and other	1,082	533	549

Total polysilicon business	23,725	51,885	(28,160)	(54)%

Total revenue	$135,166	$71,819	$63,347	88%

        Revenue from our PV business increased 459% for the three months ended July 3, 2010 as compared to the three months ended June 27, 2009. This increase in revenue is primarily related to increased orders received during the past six months as well as revenue of $41.6 million primarily from one terminated turnkey contract as described in further detail below. Revenue from our polysilicon business decreased 54% for the three months ended July 3, 2010 as compared to the three months ended June 27, 2009. We typically experience a longer period of time between delivery and revenue recognition with our polysilicon contracts than with our PV contracts. Polysilicon revenue for the three months ended July 3, 2010 substantially relates to contracts that were in our order backlog as of March 28, 2009.

        Our PV equipment revenue includes sales of DSS units as well as other PV equipment. During the three months ended July 3, 2010, revenue from DSS sales increased 311% to $69.7 million as compared to $17.0 million for the three months ended June 27, 2009. Sales of other PV equipment accounted for $39.6 million for the three months ended July 3, 2010 and $2.0 million of our revenue for the three months ended June 27, 2009. Other PV equipment revenue is primarily attributed to turnkey contracts and ancillary equipment under our DSS contracts, which can vary based upon specific customer requirements. Ancillary equipment supplied by us is primarily secured from third parties.

        Revenue from PV services, parts and other was $2.2 million for the three months ended July 3, 2010 and $0.9 million for the three months ended June 27, 2009. This increase is consistent with the overall increase in our PV business.

        Included within the PV business total is revenue from our turnkey contracts. Revenue from these contracts for the three months ended July 3, 2010 was $41.1 million, consisting of $5.7 million from sales of DSS units and $35.4 million from sales of other PV equipment. Included in our PV equipment revenue was $40.3 million related to a turnkey contract that was substantially delivered but was terminated due to non-payment of an outstanding receivable. We recorded no turnkey contract revenue for the three months ended June 27, 2009. Turnkey revenue is generally recorded only after final production line acceptance and therefore is periodic in nature. Our market for turnkey services has substantially decreased in recent years. During the three months ended July 3, 2010, we completed our review of our turnkey business and decided to no longer offer turnkey integration services. This decision was based our assessment of reduced market opportunities, as well as low gross margins compared to our other product lines. Our decision did not impact the recoverability of any tangible or intangible assets, nor did we incur any significant costs to eliminate this product offering.

        Revenue from our polysilicon business decreased by 54% to $23.7 million for the three months ended July 3, 2010 as compared to $51.9 million for the three months ended June 27, 2009. Revenue related to our CVD reactors is typically deferred until pre-established reactor output performance criteria and final acceptance is achieved and may fluctuate significantly. Included in our backlog are polysilicon contracts that grant contractual rights which are considered a separate element under the contract and requires revenue to be recognized ratably over the period commencing when all other elements have been delivered and other contract criteria have been met and through the period such rights exist. During the three months ended July 3, 2010, we recognized revenue of $20.9 million on a ratable basis from one of these customers with a remaining deferred revenue balance for this customer of $135.5 million at July 3, 2010, which is expected to be recognized as revenue ratably through fiscal year 2013. During the three months ended June 27, 2009, we recognized no revenue on a ratable basis.

        In both the three months ended July 3, 2010, and June 27, 2009, a substantial percentage of our revenue resulted from sales to a small number of customers. Three of our customers accounted for 56% of our revenue for the three months ended July 3, 2010 and two customers accounted for 77% of our revenue for the three months ended June 27, 2009. No other customer accounted for more than 10% of our revenue during the respective periods.

        Based upon order backlog as of July 3, 2010, we believe our PV business will represent a majority of our revenue for fiscal year 2011. For the fiscal year ending April 2, 2011, we believe that no one customer will account for more than 30% of our total annual revenue.

        Cost of Revenue, Gross Profit and Gross Margins.    The following table sets forth total cost of revenue and gross profit for the three months ended July 3, 2010 and June 27, 2009:

	Three Months Ended
	July 3, 2010	June 27, 2009	Change	% Change
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$74,749	$13,251	$61,498
Polysilicon business	14,494	23,603	(9,109)

Total	$89,243	$36,854	$52,389	142%

Gross profit
Photovoltaic business	$36,692	$6,683	$30,009
Polysilicon business	9,231	28,282	(19,051)

Total	$45,923	$34,965	$10,958	31%

        Our PV cost of revenue and gross profit increased $61.5 million or 464%, and $30.0 million, or 449%, respectively, for the three months ended July 3, 2010 as compared to the three months ended June 27, 2009 reflective of an overall increase in PV revenue. Our polysilicon cost of revenue and gross profit decreased by $9.1 million and $19.1 million, respectively, for the three months ended July 3, 2010 as compared to the three months ended June 27, 2009 reflective of an overall decrease in polysilicon revenue. The following table sets forth total gross margins for the three months ended July 3, 2010 and June 27, 2009 and, for comparative purposes, the fiscal year ended April 3, 2010:

	Three Months Ended		Fiscal Year Ended
	July 3, 2010	June 27, 2009	April 3, 2010
Gross margins
Photovoltaic business	33%	34%	34%
Polysilicon business	39%	55%	44%
Overall	34%	49%	40%

        Overall gross profit as a percentage of revenue, or gross margin, decreased to 34% for the three months ended July 3, 2010 from 49% for the three months ended June 27, 2009.

        Gross margins for the PV business during the three months ended July 3, 2010 were 33% as compared to gross margins of 34% during the three months ended June 27, 2009. Included in the gross margins for the three months ended July 3, 2010 was revenue of approximately $40.3 million from a terminated turnkey project that generated a gross margin of approximately 17%. Our other PV business was favorably impacted as a result of higher factory utilization.

        For the three months ended June 27, 2009, gross margins were adversely impacted by approximately $0.7 million of costs primarily related to lower levels of production during the period and $0.5 million of charges incurred as we rescheduled and/or cancelled a portion of our commitments to our vendors to procure materials in the PV business to reflect a reduced rate of production.

        Gross margins within our polysilicon business during the three months ended July 3, 2010 and June 27, 2009 were 39% and 55%, respectively. Our gross margins tend to vary depending on the volume, pricing and timing of revenue recognition for our polysilicon contracts.

        We expect that the effect of both the anticipated levels of manufacturing and the mix of revenue to be recognized for the remaining portion of the fiscal year ending April 2, 2011 will result in increased overall annual gross margins for the balance of the fiscal year ending April 2, 2011 as compared to the overall gross margins earned through the three months ended July 3, 2010 and therefore, annual gross margins are expected to be more comparable to overall margins for the fiscal year ended April 3, 2010.

        Research and Development.    The following table sets forth total research and development expenses for the three months ended July 3, 2010 and June 27, 2009:

	Three Months Ended
	July 3, 2010	June 27, 2009	Change	% Change
	(dollars in thousands)
Research and development
Photovoltaic business	$3,076	$3,240	$(164)
Polysilicon business	671	3,159	(2,488)

Total	$3,747	$6,399	$(2,652)	(41)%

        Research and development expenses decreased 41% to $3.7 million for the three months ended July 3, 2010, as compared to $6.4 million for the three months ended June 27, 2009. The decrease was primarily related to the timing of certain polysilicon project costs, as well as, the reallocation of engineering resources to support customer related activities. Our spending on research and development activities is directly related to projects under development and the timing of the spending associated with each of the projects may vary from quarter to quarter. We expect our rate of spending in R&D to increase over the remainder of the fiscal year ended April 2, 2011, as we continue to invest in new product development and expand our product base in both our polysilicon and PV businesses.

        Selling and Marketing.    The following table sets forth total selling and marketing expenses for the three months ended July 3, 2010 and June 27, 2009:

	Three Months Ended
	July 3, 2010	June 27, 2009	Change	% Change
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$1,757	$970	$787
Polysilicon business	1,954	2,897	(943)

Total	$3,711	$3,867	$(156)	(4)%

        Selling and marketing expenses decreased 4% to $3.7 million for the three months ended July 3, 2010 from $3.9 million for the three months ended June 27, 2009. Selling and marketing expenses for our PV business increased approximately $0.8 million primarily related to an increase in payroll and payroll-related costs. Additionally, during the three months ended July 3, 2010, our polysilicon business selling and marketing expenses decreased by $0.9 million of which approximately $0.8 million was related to decreased sales commissions. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized.

        General and Administrative.    General and administrative expenses increased by $2.3 million or 27% to $10.6 million for the three months ended July 3, 2010 from $8.3 million for the three months ended June 27, 2009. Increased general and administrative expenses were primarily related to payroll and payroll related costs and consulting.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets was unchanged for the three months ended July 3, 2010 as compared to the three months ended June 27, 2009.

        Interest Income.    We invest our excess cash in exchange traded money market mutual funds and short term commercial paper. Interest income increased to $0.2 million for the three months ended July 3, 2010 from less than $0.1 million for the three months ended June 27, 2009 due to increased cash balances and short-term investments.

        Interest Expense.    During each of the three months ended July 3, 2010 and June 27, 2009, interest expense was $0.2 million, which is primarily attributed to the expensing of deferred debt costs in connection with our credit facility and other related credit facility fees.

        Interest Component of Forward Foreign Exchange Contracts.    During the three months ended July 3, 2010 forward point interest income was less than $0.1 million. During the three months ended June 27, 2009, forward point interest expense was $0.6 million. These amounts represent the interest rate differential between the two countries involved in our forward foreign exchange contract for the specified period of time and can be either a premium or discount at the beginning of the contract and are adjusted to reflect interest rate market condition changes. Such changes can result in interest income or interest expense over the life of the contract.

        Other, net.    During the three months ended July 3, 2010, other income, net was $0.2 million. During the three months ended June 27, 2009, other expense, net was $2.4 million, which included a loss of $2.1 million recognized due to fair value adjustments on certain forward foreign exchange contracts that no longer qualified as a cash flow hedge because the hedging relationship was no longer deemed to be highly effective.

        Provision for Income Taxes.    Our effective income tax expense rate was 39.6% in the three months ended July 3, 2010 and 37.5% in the three months ended June 27, 2009. The effective tax rate is higher in the period ended July 3, 2010 due to the expiration of the research and development tax credit. We review the expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can fluctuate on a quarterly basis.

        Net Income.    As a result of the foregoing factors, for the three months ended July 3, 2010, net income was $16.5 million compared to $7.8 million for the three months ended June 27, 2009.

Liquidity and Capital Resources

Overview

        Our cash balances increased by $25.7 million during the three months ended July 3, 2010, from $230.7 million as of April 3, 2010 to $256.5 million as of July 3, 2010. During the same period of fiscal 2010, our cash balance increased by $54.3 million, from $107.1 million as of March 28, 2009 to $161.4 million as of June 27, 2009. We manage our cash inflows through the use of customer deposits and milestone billings that allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) and payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

        For the three months ended July 3, 2010, our cash provided by operations was $25.6 million which included $16.5 million of net income, $1.9 million of a net increase in deferred revenue less deferred costs and a decrease in accounts receivable of $15.2 million. We also experienced an increase in customer deposits of $19.5 million and increases in inventory and advance payments on inventory purchases of $24.7 million as a result of the recent increase in customer orders over the most recent prior six months.

        For the three months ended June 27, 2009 our cash provided by operations was $53.5 million which included the receipt of approximately $35.3 million for refundable income taxes due to an election of a change in accounting method for tax purposes. This change in methodology resulted in a one year deferral of customer deposits and additional receipts that under the prior tax method had been included in taxable income in the year of receipt. As a result of this change in methodology, we were in an overpayment position regarding our estimated income taxes for the year ended March 28, 2009. We filed for a refund of Federal income taxes in May 2009 in the amount of $35.3 million which was received in June 2009. Other significant sources of cash included $7.8 million of net income, $60.1 million of a net increase in deferred revenue less deferred costs primarily related to the shipment of our polysilicon reactors and reductions in inventory and advance payments on inventory purchases of $65.8 million reflecting the slowdown in our business as a result of current economic uncertainties. The significant uses of cash were an increase in accounts receivable of $20.1 million, a decrease in customer deposits of $78.7 million and a decrease in accounts payable and accrued expenses of $25.2 million.

Cash Flows from Investing Activities

        We outsource a significant portion of our manufacturing and therefore, we require minimal capital expenditures to meet our production demands. Our capital expenditures for the three months ended July 3, 2010 and June 27, 2009, were approximately $1.3 million and $0.2 million, respectively. Our capital expenditures for the three months ended July 3, 2010 were primarily used for improving our business information systems and purchase of machinery and equipment to support our growth.

Cash Flows from Financing Activities

        During the three months ended July 3, 2010 and June 27, 2009, we received $1.3 and $1.0 million, respectively, from financing activities, primarily related to the exercise of stock options.

        We believe that cash generated from operations together with our existing cash and customer deposits will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months.

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

        The aggregate amount of borrowings and outstanding standby LOCs under the senior credit facility may not exceed a borrowing base equal to Adjusted EBITDA multiplied by 3.0 plus unrestricted cash on hand. The senior credit facility is guaranteed by all of our existing and future direct and indirect domestic subsidiaries. Obligations under the senior credit facility are secured by a first priority lien on substantially all of the tangible and intangible assets and by a pledge of the capital stock of all of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries owned directly by us or one of our domestic subsidiaries.

        The senior credit facility may be increased by an aggregate amount of up to $100.0 million, with additional commitments from the lenders under the senior credit facility or from new financial institutions, if no default or event of default exists. We may exercise our option to increase the commitments not more than three times, and each increase will be in a minimum aggregate principal amount of $10.0 million and integral multiples of $5.0 million in excess thereof. As of July 3, 2010, we had $26.8 million of outstanding LOCs and no borrowings under the senior credit facility, resulting in $63.2 million of availability under the senior credit facility.

        Borrowings under the senior credit facility bear interest at a floating rate equal to, at our option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. The base rate is defined as the higher of the Bank of America prime rate or the federal funds rate plus 0.50%. We pay a commitment fee to the lenders equal to 0.50% per annum on the actual daily unused portions of the senior credit facility and letter of credit fees equal to 2.25% per annum on the maximum amount available to be drawn under each standby letter of credit. As of June 27, 2009, the 3 month LIBOR rate, Bank of America prime rate and federal funds rate were 0.53%, 3.25% and 0.25%, respectively.

        The senior credit agreement that governs the senior credit facility contains financial covenants that require us to meet certain financial tests, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, calculated on a consolidated basis for each consecutive four fiscal quarter period. The senior credit agreement also contains covenants, which, among other things, limit our ability to: incur indebtedness; make investments; engage in mergers and other fundamental changes; sell or otherwise dispose of property or assets; pay dividends and other restricted payments or enter into transactions with affiliates; enter into burdensome agreements; use proceeds to purchase or carry margin stock or extend credit to others; make subordinated debt payments; make certain changes to the terms of material indebtedness; and other covenants customary for such a facility. We were in compliance with all of these covenants as of July 3, 2010.

        On July 29, 2010, we elected to terminate both the senior credit facility and the cash-collateralized letter of credit facility. The senior credit facility had no outstanding borrowings and was only being used to secure standby letters of credit. We had never utilized the cash-collateralized letter of credit facility. On July 29, 2010, the outstanding standby letters of credit under the senior credit facility amounted to $30 million and were subsequently cash collateralized under a separate agreement with the Bank of America, N.A. which required this amount to be transferred into a restricted cash account. The agreement allows us to cash collateralize future standby letters of credit. We are in the process of evaluating our credit needs and anticipate entering into a new credit facility in the near future, but there can be no assurance that we will be able to obtain a new credit facility under acceptable terms and conditions, or at all.

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

Contractual Obligations and Commercial Commitments

        There have been no significant changes to our "Contractual Obligations and Commercial Commitments" table in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended April 3, 2010, other than those resulting from changes in the amount of purchase commitments under agreement as described below.

        As of July 3, 2010, purchase commitments under agreement totaled $243 million of which substantially all are due during the fiscal year ended April 2, 2011. As of July 3, 2010, prepayments under certain of these purchase commitments amounted to $28.8 million.

Recently Adopted Accounting Pronouncements

        In June 2009, the FASB issued an amendment to the accounting principles relating to the transfer of financial assets that eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. This guidance is effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance that eliminates certain exceptions to the consolidation of qualifying special purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying consolidation provisions. The elimination of the qualifying special purpose entity concept and its consolidation exceptions is effective for the fiscal year beginning after November 15, 2009, and for interim periods within that period, with earlier adoption prohibited. The adoption of this amendment did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued an update that improves the requirements related to fair value measurements and disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 fair value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of these expanded disclosures did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

        In October 2009, the FASB issued authoritative guidance that provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor's multiple-deliverable revenue arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We have elected not to adopt this authoritative guidance early and are currently assessing the potential impact, if any; the adoption of this guidance will have on our consolidated financial statements.

        In April 2010, the FASB issued authoritative guidance to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades such that awards of equity share options granted to an employee of an entity's foreign operation should have a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

        In April 2010, the FASB issued authoritative guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions and is applicable to vendors that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the potential impacts, if any, the adoption of this guidance will have on our consolidated financial statements.

        Other recent accounting pronouncements issued by the FASB and the SEC did not have or are not expected to have a material impact on our present or future financial statements.

Critical Accounting Policies and Estimates

        For the three months ended July 3, 2010, there were no significant changes to our critical accounting policies as identified in our consolidated financial statements for the year ended April 3, 2010 included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed with the SEC on June 4, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.

Investment Risks

        We maintain an investment portfolio which at July 3, 2010 consisted of $236.2 million of exchange traded money market funds and $25.0 million in short-term commercial paper. At any time a sharp rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. A hypothetical movement of plus or minus 50 basis points in market interest rates would not have a material impact to the value of our investment portfolio. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

        As of July 3, 2010 we had Euro forward foreign exchange contracts with notional amounts of €18.5 million all of which expire within twelve months. As of July 3, 2010, the fair value and carrying amount of our forward foreign exchange contracts was a net liability of $1.9 million. Relative to our foreign currency exposures existing at July 3, 2010, a 10% appreciation (depreciation) of the Euro against the U. S. dollar would result in an increase (decrease) in the fair value of these derivative instruments of approximately $2.3 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 3, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal controls over financial reporting during the three months ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 filed with the Securities and Exchange Commission on June 4, 2010. Except as noted below, there have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in the Annual Report on Form 10-K. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth below and in our "Risk Factors" in the Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Modification of Risk Factors

        Our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed on June 4, 2010, included a risk factor under the heading "Item 1A. Risk Factors—Risks Relating to Our Business Generally" which was captioned "Our credit facilities contain covenants that impose significant restrictions on us". On July 29, 2010, we elected to terminate both our senior credit facility and our cash-collateralized letter of credit facility and therefore we have removed this risk from "Item 1A. Risk Factors" for this Quarterly Report on Form 10-Q. In connection with this termination, we entered into a new cash-collateralized arrangement to fund our standby letters of credit requirements with restricted cash. We anticipate financing our working capital needs for the immediate future through cash flows from operations. However, it is possible that we could enter into a new credit facility in the future and if so, it is likely that such a facility could have similar types of covenants and restrictions.

Additional Risk Factors

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, expose us to litigation or unknown liabilities, dilute stockholder value and divert management attention.

        If acquisition opportunities arise in the future, we may seek to enter into business combinations or purchases. For example, on July 29, 2010, we completed the acquisition of Crystal Systems, Inc., a crystalline growth technology company that manufactures high-quality, large area sapphire substrates used in the LED, defense, medical and aerospace industries. Acquisitions and combinations, including the acquisition of Crystal Systems, Inc., are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. In addition, there may, in particular, be risks and uncertainties in connection with the intellectual property rights of an acquired company, including (i) the nature, extent and value of the intellectual property assets of an acquired company, (ii) the rights that an acquired company has to utilize intellectual property that it claims to have developed or to have licensed, (iii) the validity of intellectual property transfers to or from third parties, (iv) the enforceability of registered and other intellectual property rights, and (v) the validity of any threatened actions by third parties against the acquired company for intellectual property infringement and the extent of the potential loss relating thereto. Third parties may also be more likely to assert claims against the acquired company, including claims for breach of intellectual property rights, once the company has been acquired by us. Any inability to integrate completed acquisitions or combinations in an efficient and timely manner or the inability to properly assess and utilize the intellectual property portfolio without infringing the rights of a third party could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination or we may be unable to effectively implement the business plan for the acquired company which would prevent us from achieving our financial and business goals for the business. If we are not successful in completing acquisitions or combinations that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities. Acquisitions and combinations also frequently require the acquiring company to recognize significant amounts of intangible assets, such as goodwill, patents and trademarks and customer lists, in an acquisition, which amounts may be subject to a future impairment if we are unable to successfully implement the operating strategy for the acquired company.

If high-quality, low cost crystalline sapphire products do not achieve market acceptance, or if alternative technologies are developed, prospects for Crystal Systems would be limited.

        As a result of our acquisition of Crystal Systems, Inc. in July 2010 a portion of our business, in the future, will consist of the manufacture and sale of crystalline sapphire materials, which are used in the LED industry. Potential customers for crystalline sapphire and LED materials may be reluctant to adopt such products as an alternative to existing traditional lighting technology. In addition, our potential customers may have substantial investments and know-how related to their existing crystalline sapphire and lighting technologies, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost-effectiveness of our crystalline sapphire and LED products compared to other sapphire and lighting products available in the market. If acceptance of crystalline sapphire products and LED lighting does not increase significantly, then opportunities to increase this portion of our business and revenues would be limited.

        Moreover, if effective new sources of light other than LED devices are developed, Crystal Systems' current products and technologies could become less competitive or obsolete. Any of these factors could have an adverse impact on the growth of that portion of our business and the recoverability of our investment in Crystal Systems.

        Historically, the sapphire industry has experienced volatility in product demand and pricing. Changes in average selling prices of the Crystal Systems products as a result of competitive pricing pressures, increased sales discounts and new product introductions by competitors could have an adverse impact on the results of operations.

The technology used in the crystalline sapphire and LED industry continues to change rapidly, and if we are unable to modify our products to adapt to future changes in the crystalline sapphire and LED industry we will be unable to attract or retain customers.

        Our ability to expand into new applications in the crystalline sapphire and LED market depends on continued advancement in the design and manufacture of sapphire and LEDs by others. The crystalline sapphire and LED industry has been characterized by a rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater functionality. The future success of Crystal Systems will depend on our ability to develop new products for use in crystalline sapphire and LED applications and to adjust our product specifications in response to these developments in a timely manner. If our development efforts are not successful or are delayed, or if our newly developed products do not achieve market acceptance, we may be unable to attract or retain customers and our operating results could be harmed. In addition, although sapphire is currently the preferred substrate material for certain LED applications, we cannot be assured that the LED market demand for sapphire will continue. Research is also ongoing for the use of silicon substrates in LED applications. If sapphire is displaced as the substrate of choice for certain LED applications, the financial condition and results of operations of our Crystal Systems subsidiary could be adversely affected.

        Part of our business plan in connection with the Crystal Systems acquisition is to commence the marketing and sale of sapphire furnaces during our fiscal year 2012. We may not be able to execute on our strategy to sell sapphire furnaces in a timely manner, or at all, for reasons within or outside of our control. Among the factors that may delay or prevent the realization of our business plan include, limited resources that we can utilize to manufacture such furnaces, developments by competitors and others in the sapphire crystalline market that make the sapphire furnaces inefficient or obsolete or power demands of these furnaces that limit broad market acceptance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a) and 2(b) are not applicable

(c)
Stock Repurchases.

        The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended July 3, 2010:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 4, 2010 through May 8, 2010)	1,757	$5.80	—	—
Month #2 (May 9, 2010 through June 5, 2010)	6,465	$5.48	—	—
Month #3 (June 6, 2010 through July 3, 2010)	1,725	$5.63	—	—

        We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended July 3, 2010; however, our employees surrendered, and we subsequently retired, 9,947 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock awards issued under our 2008 Equity Incentive Plan.

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    (Removed and Reserved)

Item 5.    Other Information

  None

Item 6.    Exhibits

        Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.1*	Form of Indemnification Agreement for non-employee directors	8-K	4/20/10	10.1
10.2*	Form of Indemnification Agreement for executive officers	8-K	6/8/10	10.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.				X

*
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT SOLAR INTERNATIONAL, INC.
	By:	/s/ THOMAS GUTIERREZ Thomas Gutierrez
Date: August 6, 2010		President and Chief Executive Officer
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor
Date: August 6, 2010		Vice President and Chief Financial Officer