Form 10-Q
period 2010-10-02
GT Solar International, Inc.
filed 2010-11-10
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34133

GT Solar International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	03-0606749 (I.R.S. Employer Identification No.)
243 Daniel Webster Highway Merrimack, New Hampshire (Address of principal executive offices)	03054 (Zip Code)

Registrant's telephone number, including area code: (603) 883-5200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 2, 2010, approximately 150,939,452 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

GT SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2010

PART I—FINANCIAL INFORMATION

Item 1—Unaudited Condensed Consolidated Financial Statements

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except per share data)

(Unaudited)

Assets	October 2, 2010	April 3, 2010
Current assets:
Cash and cash equivalents	$244,633	$230,748
Restricted cash	34,547	—
Short-term investments	14,995	19,967
Accounts receivable, net of allowance for doubtful accounts of $2,420 and $2,620, respectively	71,747	52,620
Inventories	113,842	68,858
Deferred costs	102,050	131,986
Vendor advances	37,270	17,110
Deferred income taxes	58,993	72,868
Refundable income taxes	1,516	1,516
Prepaid expenses and other current assets	3,407	4,340

Total current assets	683,000	600,013
Non-current assets:
Property, plant and equipment, net	29,804	19,359
Other assets	390	639
Intangible assets, net	19,648	3,205
Deferred costs	62,747	66,265
Goodwill	89,500	42,600

Total assets	$885,089	$732,081

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$42,086	$22,132
Accrued expenses	24,149	17,543
Contingent consideration	8,464	—
Customer deposits	194,788	119,616
Deferred revenue	192,724	229,951
Accrued income taxes	5,194	33,621

Total current liabilities	467,405	422,863
Non-current liabilities:
Deferred income taxes	29,673	25,661
Deferred revenue	104,118	104,396
Contingent consideration long-term portion	5,479	—
Other non-current liabilities	162	175

Total liabilities	606,837	553,095
Commitments and contingencies (Note 12)	—	—
Stockholders' equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 150,915 and 143,815 shares issued and outstanding as of October 2, 2010 and April 3, 2010 respectively	1,509	1,438
Additional paid-in capital	126,417	86,644
Accumulated other comprehensive loss	(5,000)	(5,145)
Retained earnings	155,326	96,049

Total stockholders' equity	278,252	178,986

Total liabilities and stockholders' equity	$885,089	$732,081

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Revenue	$229,293	$104,193	$364,459	$176,012
Cost of revenue	136,168	69,934	225,411	106,788

Gross profit	93,125	34,259	139,048	69,224
Operating expenses:
Research and development	5,290	4,637	9,037	11,036
Selling and marketing	5,328	3,158	9,039	7,025
General and administrative	12,999	10,237	23,587	18,566
Amortization of intangible assets	866	791	1,657	1,582

Total operating expenses	24,483	18,823	43,320	38,209

Income from operations	68,642	15,436	95,728	31,015
Other income (expense):
Interest income	197	122	360	164
Interest expense	(413)	(204)	(582)	(381)
Interest component of forward foreign exchange contracts	(44)	—	(14)	(639)
Other income (expense), net	(856)	182	(672)	(2,181)

Income before income taxes	67,526	15,536	94,820	27,978
Provision for income taxes	24,747	6,101	35,543	10,764

Net income	$42,779	$9,435	$59,277	$17,214

Net income per share:
Basic	$0.29	$0.07	$0.40	$0.12
Diluted	$0.28	$0.06	$0.40	$0.12
Weighted average number of shares used in per share calculations:
Basic	148,835	143,339	146,406	143,228
Diluted	150,845	145,198	148,261	145,265

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	October 2, 2010	September 26, 2009
Cash flows from operating activities
Net income	$59,277	$17,214
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	1,657	1,582
Depreciation expense	2,046	1,721
Contingent consideration expense	343	—
Deferred income tax benefit	9,715	1,885
Provision for excess and obsolete inventory	1,849	2,162
Share-based compensation expense	3,902	2,456
Other adjustments, net	429	817
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Restricted cash	(34,547)	—
Accounts receivable	(17,730)	32,604
Inventories	(43,981)	22,649
Deferred costs	33,453	(81,394)
Vendor advances	(19,731)	54,290
Prepaid expenses and other current assets	1,043	4,594
Accounts payable and accrued expenses	25,292	(34,920)
Customer deposits	74,183	(87,220)
Deferred revenue	(37,505)	123,395
Accrued income taxes	(28,434)	(158)
Refundable income taxes	—	35,307
Other assets and liabilities, net	(706)	(177)

Net cash provided by operating activities	30,555	96,807
Cash flows from investing activities
Proceeds from sales of short-term investments	5,000	—
Purchase of property, plant and equipment	(4,177)	(774)
Acquisition of Crystal Systems, net of acquired cash	(22,770)	—

Net cash used in investing activities	(21,947)	(774)
Cash flows from financing activities
Proceeds and related excess tax benefits from exercise of stock options	5,463	1,146
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(459)	(68)

Net cash provided by financing activities	5,004	1,078
Effect of foreign exchange rates on cash	273	(2)

Increase in cash and cash equivalents	13,885	97,109
Cash and cash equivalents at beginning of period	230,748	107,148

Cash and cash equivalents at end of period	$244,633	$204,257

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

1. Basis of Presentation

        These accompanying unaudited condensed consolidated financial statements of GT Solar International, Inc. and subsidiaries ("GT Solar" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States and the Securities and Exchange Commission's ("SEC") instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended October 2, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending April 2, 2011 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K ("Annual Report") for the fiscal year ended April 3, 2010, filed with the SEC on June 4, 2010.

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

Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Specifically, the charge for excess and obsolete inventory of $2,162 for the six month period ended September 26, 2009 was previously included in the change in inventories, but is now stated separately in the Company's condensed consolidated statement of cash flows.

2. Significant Accounting Policies

        The Company's significant accounting policies are disclosed in its audited financial statements for the year ended April 3, 2010, included in the Annual Report on Form 10-K filed with the SEC on June 4, 2010 and have not changed materially as of October 2, 2010.

3. Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

        In October 2009, the FASB issued authoritative guidance that provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

3. Recent Accounting Pronouncements (Continued)

disclosure requirements regarding a vendor's multiple-deliverable revenue arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company has elected not to adopt this authoritative guidance early and is currently assessing the potential impact, if any, the adoption of this guidance will have on the Company's consolidated financial statements.

4. Acquisition of Crystal Systems, Inc.

        On July 29, 2010, the Company acquired 100% of the outstanding shares of common stock of privately-held Crystal Systems, Inc., ("Crystal Systems") a crystalline growth technology company that manufactures sapphire materials used in LED applications, and other sapphire components used in the defense, medical and aerospace industries. The acquisition of Crystal Systems provides the Company access to certain technologies and an expanded product portfolio. The purchase consideration consisted of $24,798 in cash, 5,446 shares of the Company's common stock valued at $30,938 and a potential additional $20,300 contingent consideration based on the attainment of certain financial and technical targets through the period ending March 31, 2012. The fair value of the contingent consideration was $13,600 at acquisition. A component of the purchase price remains subject to working capital adjustments that have not been finalized through the date of this filing.

        The transaction has been accounted for as a business combination and is included in the Company's results of operations from July 29, 2010, the date of acquisition. The acquired business contributed revenues of $3,234 to the Company for the period from acquisition to October 2, 2010. The results of the acquired business are included in the Company's sapphire business reporting segment.

        Significant judgment is required in estimating the fair value of intangible assets acquired in a business combination and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management.

        The Company employs the income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand's relative market position and the discount rate applied to the cash flows, among others.

        Each period the Company will revalue the contingent consideration obligations associated with the acquisition to fair value and record changes in the fair value as contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability with respect to the attainment of certain financial and operational metrics. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense recorded in any given period.

        As of October 2, 2010, the purchase price (including the estimated contingent consideration) and related allocations for the acquisition are preliminary. The Company is currently in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisition of Crystal Systems, Inc. (Continued)

and establish the related tax basis. As a result of the preliminary purchase price allocation, the Company recognized approximately $46,900 of goodwill, which is primarily due to the expected future cash flows from yet undeveloped intangible assets such as future technology and the assembled workforce. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of Crystal Systems is as follows:

Fair value of consideration transferred:

Cash	$24,798
Common stock	30,938
Contingent consideration obligations	13,600

Total fair value of consideration	$69,336

Fair value of assets acquired and liabilities assumed:
Cash	$2,028
Accounts receivable	1,320
Inventories	2,841
Prepaid expenses and other assets	589
Property, plant and equipment	8,309
Intangible assets	18,100
Deferred income taxes	743
Goodwill	46,900
Customer deposits	(974)
Accounts payable, accrued expenses and other non-current liabilities	(1,508)
Deferred income taxes	(9,012)

Total net assets acquired	$69,336

        The purchase consideration includes contingent consideration payable by the Company upon the attainment of certain financial and technical targets through the period ending March 31, 2012. Specifically, the contingent consideration is based upon the achievement of certain revenue targets for calendar year 2010 and revenue and gross margin targets for fiscal year ending March 31, 2012, as well as technical targets relating to the commissioning of a predetermined number of crystal-growth furnaces and development of ingot growth processes. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain technical targets. The undiscounted range of outcomes that the Company used to value the contingent consideration arrangement is between $16,000 and $20,300.

        The Company incurred transaction costs of $735, which consisted primarily of legal and accounting fees. These costs have been recorded as general and administrative expense for the three and six months ended October 2, 2010.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisition of Crystal Systems, Inc. (Continued)

        The acquisition of Crystal Systems did not have a material effect on the Company's results of operations. Pro forma results of operations have not been presented due to the immaterial nature of these amounts.

5. Fair Value Measurements

        Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying such assumptions, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at October 2, 2010 and April 3, 2010:

	October 2, 2010
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Bank time deposits (restricted cash)	$34,547	—	$34,547	—
Money market mutual funds	$188,395	$188,395	—	—
Commercial paper	$14,995	—	$14,995	—
Forward foreign exchange contracts—assets	$158	—	$158	—
Contingent consideration	$13,943	—	—	$13,943

	April 3, 2010
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$226,052	$226,052	—	—
Commercial paper	$19,967	—	$19,967	—
Forward foreign exchange contracts—liabilities	$(229)	—	$(229)	—

        The Company's bank time deposits are valued using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals).

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

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Fair Value Measurements (Continued)

        The Company's counterparties to its forward foreign exchange transactions are financial institutions. These forward foreign exchange contracts are measured at fair value using a valuation which represents a good faith estimate of the midmarket value of the position, based on estimated or actual bids and offers for the positions. The Company considers the effect of credit standings in these fair value measurements.

        In connection with the acquisition of Crystal Systems, the Company recorded contingent consideration with an estimated fair value of $13,600. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain technical targets. The key assumptions used in the model include: (i) discount rates of 2.1% for the purpose of discounting the expected cash flows for one of the technical targets and 17.5% for the financial and remaining technical targets; (ii) probability adjusted levels of revenue for the year ending December 31, 2010 and probability adjusted revenue and gross margin levels for the period ending March 31, 2012; and (iii) probability factors related to the attainment of certain technical targets. The undiscounted range of outcomes that the Company used to value the contingent consideration arrangement is between $16,000 and $20,300. (See Note 4 for further discussion of the Crystal Systems, Inc. acquisition).

        Changes in the fair value of the contingent consideration obligations are recorded within general and administrative expense in the condensed consolidated statements of operations and amounts to a total of $343 for the three and six months ended October 2, 2010 all of which was allocated to the corporate services reporting segment.

        Changes in the fair value of the Company's Level 3 contingent consideration obligations during the three and six months ended October 2, 2010 were as follows:

Acquisition date fair value of contingent consideration obligations	$13,600
Changes in the fair value of contingent consideration obligations	343

Fair value at the end of the period	$13,943

        The following table summarizes the amortized costs and estimated fair values of the Company's investments:

	Original Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 2, 2010:
Commercial paper—short-term investments	Less than 1 year	$14,993	$2	$—	$14,995

April 3, 2010:
Commercial paper—short-term investments	Less than 1 year	$19,962	$6	$(1)	$19,967

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Fair Value Measurements (Continued)

        The carrying amounts reflected in the Company's condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities.

6. Goodwill and Other Intangible Assets

        The following table contains the change in the Company's goodwill during the six months ended October 2, 2010:

	Photovoltaic Business	Sapphire Business	Total
Balance as of April 3, 2010	$42,600	$—	$42,600
Acquisition of Crystal Systems, Inc.	—	46,900	46,900

Balance as of October 2, 2010	$42,600	$46,900	$89,500

        No impairment losses or other adjustments have been recorded on the Company's goodwill.

        Acquired intangible assets subject to amortization at October 2, 2010 and April 3, 2010 consisted of the following:

		October 2, 2010			April 3, 2010
	Weighted Average Amortization Period
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Photovoltaic & Polysilicon:
Customer relationships	6.0 years	$4,200	$3,325	$875	$4,200	$2,975	$1,225
Technology	4.5 years	8,000	7,700	300	8,000	6,885	1,115
Trade names	6.0 years	2,400	1,900	500	2,400	1,700	700
Supplier relationships	5.0 years	1,100	1,045	55	1,100	935	165

Subtotal:		15,700	13,970	1,730	15,700	12,495	3,205
Sapphire:
Customer relationships	6.0 years	4,400	10	4,390	—	—	—
Technology	10.0 years	11,100	43	11,057	—	—	—
Order backlog	1.3 years	700	110	590	—	—	—
Trade names	8.0 years	1,100	13	1,087	—	—	—
Non-compete agreements	6.3 years	800	6	794	—	—	—

Subtotal:		18,100	182	17,918	—	—

		$33,800	$14,152	$19,648	$15,700	$12,495	$3,205

        The weighted average remaining amortization period for our Photovoltaic and Polysilicon intangibles, and our Sapphire intangibles was 1.0 years and 8.3 years, respectively, as of October 2, 2010.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

6. Goodwill and Other Intangible Assets (Continued)

        As of October 2, 2010, the estimated future amortization expense for our intangible assets for the remainder of fiscal year 2011, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Fiscal Year Ending	Amortization Expense
2011 (remaining six months)	$1,452
2012	3,854
2013	2,346
2014	2,596
2015	2,449
Thereafter	6,951

7. Customer Concentrations

        The following customers comprised 10% or more of the Company's total revenues or total accounts receivable as of or for the periods indicated:

	Three Months Ended		Six Months Ended
	Revenue		Revenue		Accounts Receivable
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009	October 2, 2010	April 3, 2010
Photovoltaic Customers
Customer #1	$137,609	*	$137,650	*	$22,963	*
Customer #2	*	*	40,389	*	*	*
Customer #3	*	$25,474	*	$25,517	*	*
Customer #4	*	*	*	*	9,501	*
Customer #5	*	*	*	*	*	$8,391
Customer #6	*	*	*	*	*	7,570
Polysilicon Customers
Customer #7	*	32,762	*	32,762	*	12,127
Customer #8	*	*	*	47,569	*	*
Customer #9	*	*	36,551	*	*	*

*
Amounts from these customers were either zero or less than 10% of the total during this period.

        The Company requires most of its PV and polysilicon customers to either post letters of credit or make advance payments prior to delivery. Approximately $63,343 (or 88%) and $41,583 (or 79%) of total accounts receivable as of October 2, 2010 and April 3, 2010, respectively, were secured by letters of credit.

8. Derivative and Hedging Activities

        The Company enters into forward foreign exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months of entering into the contract.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Derivative and Hedging Activities (Continued)

        As of October 2, 2010, the Company had forward foreign exchange contracts with notional amounts of €9,360 that qualified as cash flow hedges.

        The following table sets forth the balance sheet location and fair value of the Company's forward foreign exchange contracts at October 2, 2010 and April 3, 2010:

	Balance Sheet Location	October 2, 2010 Fair Value	April 3, 2010 Fair Value
Cash Flow Hedges
Forward foreign exchange contracts—assets	Other current assets	$158	$—
Forward foreign exchange contracts—liabilities	Accrued expenses	$—	$(229)

        The following table sets forth the effect of the Company's forward foreign exchange contracts designated as hedging instruments on the consolidated statement of operations for the three and six months ended October 2, 2010 and September 26, 2009.

	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended:
October 2, 2010	$(1,475)	Cost of revenue	$(496)	Other, net	$—
September 26, 2009	$(233)	Cost of revenue	$(26)	Other, net	$58
Six months ended:
October 2, 2010	$409	Cost of revenue	$(196)	Other, net	$—
September 26, 2009	$(3,131)	Cost of revenue	$230	Other, net	$(2,054)

        Approximately $1,960 of accumulated loss as of October 2, 2010 is expected to be reclassified into earnings over the next twelve months.

        The interest component of forward foreign exchange contracts has been expensed and was not material during the six months ended October 2, 2010.

9. Inventories

        Inventories consisted of the following:

	October 2, 2010	April 3, 2010
Raw materials	$77,474	$42,846
Work-in-process	7,455	12,260
Finished goods	28,913	13,752

	$113,842	$68,858

        Inventory-related excess and obsolete charges of $1,849 and $2,162 were recorded in cost of revenue for the six months ended October 2, 2010 and September 26, 2009, respectively.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

10. Warranty

        The following table presents warranty activities:

	Six Months Ended
	October 2, 2010	September 26, 2009
Product warranty liability, beginning of the period	$1,280	$2,231
Accruals for new warranties issued	4,040	286
Payments under warranty	(1,286)	(1,069)

Product warranty liability, end of period	$4,034	$1,448

11. Income Taxes

        The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state and foreign taxes.

        The Company's effective tax rate was 36.6% and 39.3% for the three months ended October 2, 2010 and September 26, 2009, respectively, and 37.5% and 38.5% for the six months ended October 2, 2010 and September 26, 2009, respectively. The change in the Company's reported tax rate for the second quarter and first half of 2010, as compared to the same periods in 2009, relates to proportionally higher expected levels of income in lower tax jurisdictions as a result of the Company's continued transition of its base of operations to Hong Kong. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors, including changes in forecasted annual operating income by jurisdiction, changes to forecasted permanent book to tax differences, impacts from tax settlements with state, federal or foreign tax authorities, and impacts from tax law changes. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

        The Company's policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of October 2, 2010, interest or penalties related to uncertain tax positions accrued by the Company were not material. The Company files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation.

12. Commitments and Contingencies

Lease Commitments

        In connection with the acquisition of Crystal Systems, Inc., the Company has assumed, subject to finalizing an assignment agreement, an operating lease for office and manufacturing facilities to support its sapphire business. The lease has a remaining term of 13 years with future minimum lease payments of $9,656 due under the agreement.

Purchase Commitments

        The Company's commitments to purchase raw materials, research and development and other services from various suppliers and vendors are estimated to be $313,000 and $219,139 as of October 2, 2010 and April 3, 2010, respectively, substantially all of which are due within the next twelve months.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12. Commitments and Contingencies (Continued)

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

        The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendant's motion. Following the Court's denial of the motion, the parties submitted a proposed joint case management order, which the Court approved on November 6, 2009. The case management order provides for discovery to close on May 25, 2011.

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

        The Company removed the state class action to the United States District Court for the District of New Hampshire on October 22, 2008. The state class action was consolidated with the federal class action on November 25, 2008. On February 2, 2009, the federal Court granted the plaintiff's motion to remand the state class action to New Hampshire State Court. On May 4, 2009, the parties agreed to a stay of the state class action, pending resolution of the motion to dismiss in the consolidated federal case. At a case structuring conference on June 3, 2009, the state court endorsed the proposed joint case management

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12. Commitments and Contingencies (Continued)

order filed by the parties which requires coordination of any discovery to be taken in the state class action with that taken in the federal class action. With the denial of the motion to dismiss the federal action, the parties submitted a proposed joint case management order to the State Court on November 6, 2009. On January 12, 2010, the State Court granted a joint motion of the parties to transfer the state class action to the State Court's Business and Commercial Dispute Docket.

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

Customer Indemnifications

        In the normal course of business, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company's products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations, but not all of the contracts entered into by the Company contain such a limitation. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these indemnification obligations.

13. Senior Credit Facility

        On July 28, 2008, the Company entered into a senior credit agreement and cash-collateralized letter of credit facility with Bank of America, N.A. as sole administrative and collateral agent, and a syndicate of financial institutions. On July 29, 2010, the Company elected to terminate both its senior credit facility and its cash-collateralized letter of credit facility. At the time of termination, the senior credit facility had no outstanding borrowings and was only being used to secure standby letters of credit. The Company had never utilized the cash-collateralized letter of credit facility. The Company was in compliance with the covenants of these facilities at the time of termination. On July 29, 2010, the outstanding standby letters of credit under the senior credit facility amounted to $29,952 and were subsequently cash collateralized under a separate agreement with the Bank of America, N.A. which required this amount to be transferred into a restricted cash account.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

13. Senior Credit Facility (Continued)

        As of October 2, 2010, the Company had $34,547 of outstanding standby letters of credit that were collateralized by restricted cash. The majority of the standby letters of credit are related to customer deposits.

14. Stockholders' Equity

        A summary of the changes in stockholders' equity for the six months ended October 2, 2010 is provided below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 3, 2010	143,815	$1,438	$86,644	$96,049	$(5,145)	$178,986
Net income	—	—	—	59,277	—	59,277
Other comprehensive loss(1)	—	—	—	—	(128)	(128)
Common stock issued for Crystal Systems acquisition	5,446	54	30,884	—	—	30,938
Foreign currency translation and other adjustments	—	—	—	—	273	273
Option exercises and vesting of restricted stock units	1,713	17	4,956	—	—	4,973
Share based compensation expense	—	—	3,902	—	—	3,902
Excess tax benefit from share-based award activity	—	—	490	—	—	490
Minimum tax withholding payments for employee share-based awards(2)	(59)	—	(459)	—	—	(459)

Balance at October 2, 2010	150,915	$1,509	$126,417	$155,326	$(5,000)	$278,252

(1)
The $(128) Other Comprehensive loss for the six month period ended October 2, 2010 is comprised of $(127) change in derivative instruments and a $(1) change in the unrealized gain/loss on available for sale securities.

(2)
Purchase of shares surrendered by employees to satisfy minimum tax withholding obligations on the vesting of restricted stock unit awards and subsequently retired.

15. Share-Based Compensation

        The Company recorded $2,325 and $1,404 of expense related to share-based compensation during the three months ended October 2, 2010 and September 26, 2009, respectively. The Company recorded $3,902 and $2,456 of expense related to share-based compensation during the six months ended October 2, 2010 and September 26, 2009, respectively. Share-based compensation cost capitalized as part of inventory was not material for all periods presented.

        During the six months ended October 2, 2010, the Company granted 1,010 options to purchase shares of the Company's common stock to certain employees of the Company. The stock options are exercisable at a weighted average price of $5.77 per share, which is based on the fair value of the Company's common stock on the date of grant, and expire 10 years from the date of grant. The total fair value of the stock

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

15. Share-Based Compensation (Continued)

options granted during this six month period was $2,880, or $2.85 per share. The fair value of the stock options was estimated using the Black-Scholes option pricing model which uses highly subjective assumptions including the expected stock price volatility. The fair value of the Company's stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 2.4%, expected average life of 6 years and an expected stock price volatility of 49.5%.

        During the six months ended October 2, 2010, the Company granted 798 restricted stock units to certain employees and directors of the Company. Restricted stock units provide for the holder to receive shares of the Company's common stock at the time such units vest or restrictions on such units lapse in accordance with the terms of the restricted stock unit agreement. The total fair value of the restricted stock units, which was based on the fair value of the Company's common stock on the date of grant was $4,895, or $6.13 on a weighted average per share basis.

        As of October 2, 2010, the Company had unrecorded deferred share-based compensation expense of approximately $17,141, after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of approximately 3.0 years.

16. Earnings Per Share

        The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Weighted average common shares—basic	148,835	143,339	146,406	143,228
Dilutive common stock options and awards	2,010	1,859	1,855	2,037

Weighted average common and common equivalent shares—diluted	150,845	145,198	148,261	145,265

        Potential common stock equivalents excluded from the calculation of dilutive earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Weighted average restricted stock units and common stock options having no dilutive effect	1,313	3,142	2,945	2,503

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

17. Comprehensive Income

        The following table summarizes components of comprehensive income:

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income	$42,779	$9,435	$59,277	$17,214
Change in derivative instruments, net of tax effect of $(792), $280, $86 and $(1,377), respectively	1,179	481	(127)	3,578
Changes in unrealized gain/loss on available for sale securities, net of tax effect of $7, $0, $(1) and $0, respectively	11	—	(1)	—
Foreign currency translation adjustment	212	2	273	(2)

Comprehensive income	$44,181	$9,918	$59,422	$20,790

        The following table summarizes the Company's accumulated other comprehensive loss as of October 2, 2010 and April 3, 2010:

	October 2, 2010	April 3, 2010
Cash flow hedges of foreign exchange, net of tax	$(5,391)	$(5,264)
Unrealized gain on available for sale securities, net of tax	2	3
Foreign currency translation adjustment	389	116

Total	$(5,000)	$(5,145)

18. Segment Information

        The Company reports its results in three segments: the photovoltaic (PV) business, the polysilicon business and the sapphire business.

        The PV business manufactures and sells directional solidification, or DSS, crystallization furnaces, ancillary equipment used in the operation of the DSS unit as well as services related to the production of PV wafers, cells and modules.

        The polysilicon business manufactures and sells chemical vapor deposition, or CVD, reactors, used to react gases at high temperatures to produce polysilicon, the key raw material used in solar cells, as well as engineering services and related equipment.

        The sapphire business manufactures and sells sapphire materials used in LED applications, and other sapphire components used in the defense, medical and aerospace industries.

        The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment including the amortization of acquired intangible assets. Corporate services include non-allocable overhead costs, including human resources, legal, finance, information technology, general and administrative, certain corporate integration expenses and corporate

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Segment Information (Continued)

marketing expenses. Corporate services assets include deferred tax assets, cash and cash equivalents and other non-allocated assets.

        Financial information for the Company's business segments is as follows:

	Photovoltaic Business	Polysilicon Business	Sapphire Business	Corporate Services	Total
Three months ended October 2, 2010
Revenue	$202,774	$23,285	$3,234	$—	$229,293
Gross profit	80,587	11,539	999	—	93,125
Depreciation and amortization	813	208	410	577	2,008
Income (loss) from operations	$71,622	$7,898	$(231)	$(10,647)	$68,642
Three months ended September 26, 2009
Revenue	$62,402	$41,791	$—	$—	$104,193
Gross profit	18,421	15,838	—	—	34,259
Depreciation and amortization	753	387	—	520	1,660
Income (loss) from operations	$12,270	$12,280	$—	$(9,114)	$15,436
Six months ended October 2, 2010
Revenue	$314,215	$47,010	$3,234	$—	$364,459
Gross profit	117,279	20,770	999	—	139,048
Depreciation and amortization	1,628	527	410	1,138	3,703
Income (loss) from operations	$102,142	$13,743	$(231)	$(19,926)	$95,728
Six months ended September 26, 2009
Revenue	$82,336	$93,676	$—	$—	$176,012
Gross profit	25,104	44,120	—	—	69,224
Depreciation and amortization	1,474	789	—	1,040	3,303
Income (loss) from operations	$13,325	$33,896	$—	$(16,206)	$31,015
Assets
October 2, 2010	$246,785	$228,227	$80,971	$329,106	$885,089
April 3, 2010	$198,451	$195,134	$—	$338,496	$732,081

        The following table presents revenue by geographic region, which is based on the destination of the shipments:

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
China	$187,288	$45,775	$244,090	$63,739
Korea	16,418	7,491	37,486	12,083
Other Asia	20,308	10,157	29,826	10,294
Europe	1,095	33,059	48,114	81,719
United States	3,515	7,711	4,220	8,167
Other	669	—	723	10

Total	$229,293	$104,193	$364,459	$176,012

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Segment Information (Continued)

        A summary of long-lived assets, consisting of net property and equipment, intangible assets and goodwill, by geographical region is as follows:

	October 2, 2010	April 3, 2010
United States	$137,157	$64,020
China	1,510	1,019
Taiwan	105	125
Hong Kong	180	—

Total	$138,952	$65,164

19. Other income (expense), net

        The components of other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Foreign currency gain (loss)	$(13)	$(45)	$55	$(305)
Offering costs	(940)	—	(940)	—
Gain (loss) on derivatives-ineffective portion	—	58	—	(2,054)
Other	97	169	213	178

Total other income (expense), net	$(856)	$182	$(672)	$(2,181)

        Shares of the Company's common stock held by GT Solar Holdings, LLC, are subject to certain registration rights. In September 2010, GT Solar Holdings, LLC sold 25,650 shares of the Company's common stock in two concurrent secondary offerings. During the three months ended October 2, 2010, the Company incurred costs related to offerings of its common stock by GT Solar Holdings, LLC. As the Company did not receive proceeds from these offerings, these costs are expensed in the periods incurred.

20. Subsequent Events

        On November 5, 2010, the Company entered into a share repurchase agreement (the "Repurchase Agreement") with GT Solar Holdings, LLC ("Holdings"), pursuant to which the Company will purchase from Holdings 26,500 shares of the Company's common stock at a per share price of $7.66, or an aggregate of approximately $203,000. The repurchase is expected to close (the "Closing") on or before November 12, 2010. The Company will fund the repurchase of these shares of common stock with its available cash.

        Concurrently with Holdings' sale to the Company, Holdings has agreed to sell 7,000 shares of Company common stock to a third party in a transaction at a price higher than the $7.66 per share paid by the Company. The closing of this sale is a condition precedent to the Closing of the repurchase of shares by the Company pursuant to the Repurchase Agreement. Upon the completion of these two transactions, GT Solar Holdings, LLC will own or control approximately 14% of the Company's outstanding common stock.

        On November 5, 2010, the Company also entered into a commitment letter for a senior secured credit facility in an aggregate principal amount of up to $200,000 with Credit Suisse AG and Credit Suisse

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Subsequent Events (Continued)

Securities (USA) LLC. The credit facility is expected to consist of a three-year revolving credit facility and a three-year term loan facility. The loan documentation process has commenced and a definitive credit facility is expected to close on or before the end of the Company's third fiscal quarter, subject to customary closing conditions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "prospects," "forecasts," "expect," "intend," "may," "will," "plan," "target," "continue," and similar expressions or variations intended to identify forward-looking statements and include statements about our expectations for future periods with respect to, among other things, backlog, gross margins, customer concentrations, demand for our products, change in tax rates and the reasons therefore, cost of solar equipment, investments in solar energy, growth of our business and product portfolio, fluctuation of polysilicon revenue, PV business accounting for a majority of our revenue for fiscal year 2011, research and development expense, tax rates, our plans to sell crystal sapphire materials and advanced sapphire crystal growth furnaces and our plans to repurchase shares of our common stock for GT Solar Holdings, LLC and enter into a new credit facility. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following factors and any other factors discussed under the heading titled "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 filed on June 4, 2010, and our Quarterly Report Form 10-Q for the quarter ended July 3, 2010, filed on August 6, 2010, as updated in this report:

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

  •
  our inability to adequately protect our intellectual property and the possibility of litigation to protect our intellectual property rights;

  •
  our infringement or misappropriation of third-party intellectual property rights;

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

  •
  our inability to supply a sufficient number of products due to natural disasters and other catastrophes;

  •
  concentration of credit risk related to our cash equivalents and short-term investments;

  •
  our exposure to warranty claims;

  •
  our exposure to exchange rate fluctuations;

  •
  the effect of increases in interest rates or the reduced availability of financing on demand for our products;

  •
  the securities class action lawsuits relating to our initial public offering;

  •
  our inability to recognize revenue on sales of new products, including due to the introduction and application of accounting standards, and the adverse impact on our results of operations;

  •
  our inability to control certain factors affecting our revenue recognition on sales of polysilicon products;

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

  •
  our crystal sapphire products may not achieve market acceptance, and our prospects could be limited if alternative technologies are developed; and

  •
  our inability to develop sapphire furnaces or modify our products to adapt to future changes in the sapphire crystal and LED industry.

        The foregoing factors should not be construed as exhaustive and should be read in conjunction with the factors that are included under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 filed with the SEC on June 4, 2010 and the factors indentified in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date of this report or, as of the date given if provided in another filing with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

        GT Solar is a global provider of polysilicon production technology, silicon and sapphire crystalline growth systems for the solar, LED and other specialty markets. Our customers include several of the world's largest solar companies as well as companies in the chemical industry.

        As of October 3, 2010, we operated through three segments: our polysilicon business, our photovoltaic, or PV, business and our sapphire business.

  Polysilicon Business

        The principal products of our polysilicon business are chemical vapor deposition, or CVD, reactors, as well as engineering services and related equipment used to produce polysilicon, the key raw material used in silicon-based solar wafers and cells. Our CVD reactors utilize the widely-used and proven Siemens polysilicon production process.

  Photovoltaic Business

        The primary focus of our PV business is the manufacture and sale of directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast multicrystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic (PV) wafers which are, in turn, used to make solar cells. Our PV business also provides services related to the production of PV wafers, cells and modules.

  Sapphire Business

        On July 29, 2010, we acquired privately-held Crystal Systems, Inc., a crystal growth technology company that produces sapphire material used to manufacture material for LED applications, as well as other sapphire components used in the defense, medical and aerospace industries. This sapphire business manufactures its products with advanced sapphire crystal growth furnaces that incorporate the Heat Exchanger Method, or HEM, technology. We are in the process of commercializing Crystal Systems' advanced sapphire crystal growth furnaces and intend to enter into contracts to supply such furnaces to sapphire wafer manufacturers and new entrants prior to the end of the current fiscal year and, if we are able to enter into such contracts, we plan to begin shipping such furnaces in the first-half of the fiscal year ending March 31, 2012. Our strategy to sell our sapphire crystal furnaces may be materially delayed, or we may be prevented from selling these furnaces, for reasons within or outside of our control, and even if we are able to sell these furnaces, we may be unable to recognize revenue on them in a timely manner, or at all. In addition to selling advanced sapphire crystal growth furnaces, we intend to continue production and sale of sapphire materials in selected markets.

Factors Affecting the Results of Our PV and Polysilicon Operations

        Demand for our polysilicon and PV products and services are driven by end-user demand for solar power. Key drivers of the demand for solar power include: volatile prices of conventional energy sources; the desire for energy independence to counter perceived geopolitical supply risks surrounding fossil fuels; environmental pollution from fossil fuels and the resulting tightening of emission controls; the competitive cost of energy from alternative renewable energy sources; government incentive programs that make solar energy more cost competitive and changing consumer preferences towards renewable energy sources.

        In addition, our results of operations are affected by a number of other factors including the availability and market price of polysilicon and LED and sapphire materials, availability of raw materials, foreign exchange rates, interest rates, commodity prices (particularly steel and graphite prices) and macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the international markets in which we conduct business, including China.

        Our results of operations are affected by a number of other factors including, among other things, when we are able to recognize revenue under our PV and polysilicon contracts. Our revenue recognition policies often require us to defer revenue from shipped PV and polysilicon products and recognize revenue at a later date as more fully described under the caption "Note 2—Significant Accounting Policies—Revenue Recognition" in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on June 4, 2010. Other factors affecting operations include delays in customer acceptances of our products, delays of deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing revenue on contracts in our order backlog.

        Changes in the global capital markets has resulted in reduced availability of capital and a more stringent lending environment which in turn has contributed to the volatility of spending within the PV industry. Although we continue to believe that the effect of these uncertainties is somewhat mitigated by our requirement of non-refundable deposits on most polysilicon and PV orders, we have negotiated extensions of the delivery schedules and other modifications under some of our existing contracts and we expect similar negotiations to occur in the future. In addition, when a polysilicon or PV customer fails to make deposits when due under their contracts, we may terminate, and have terminated, those contracts. When we renegotiate terms of existing contracts with our customers, such negotiations may result in a change in the timing of deliveries and other terms, which may have an impact on our results of operations as more fully described under the heading "—Order Backlog."

        Worldwide manufacturing capacity of polysilicon grew due to an increase in entrants and expansion by existing manufacturers that occurred during 2008 and 2009. These factors, among others, resulted in excess polysilicon manufacturing capacity which in turn caused significant declines in the price of polysilicon. Although we believe declining polysilicon costs will benefit the PV industry and will lead to increased demand for solar energy over the long term, lower polysilicon prices have negatively impacted the profitability of some existing polysilicon manufacturers and caused other companies to reduce, delay, or cancel their expansion plans. We believe that the demand for CVD reactors has the potential to increase as a result of polysilicon manufacturers seeking more economically viable capacity that is available due to improvements in polysilicon manufacturing technology. However, because of the long lead-times required to install capacity, it is difficult to predict if, or when, this will occur.

        Demand for PV on-grid applications, which in turn impacts the demand for PV manufacturing equipment, has historically been dependent in part on the availability and size of government subsidies and economic incentives. The ability of governments to provide economic incentives may be adversely impacted by the recent economic downturn. For example, Germany, which has the world's largest PV installed base, has implemented reductions in solar feed-in tariff rates for certain solar systems and the further reductions in solar feed-in tariff rates may be made in the future. Spain, which has also been a major market for PV products, reduced availability of subsidies in 2009 from 2,400 MW per year to 500 MW per year for solar projects. It is difficult to determine the impact that a changing incentive program has on solar module demand and our customers' ability to sell solar modules in a particular geographic market. We believe decreasing module costs will reduce the effect of tariffs on the investment returns for solar projects. In contrast to decreasing incentives in Europe, China has recently announced policies designed to stimulate its renewable energy sector, including solar power. The changing environment for such government incentive programs creates uncertainty for the solar industry.

        Although we believe the long-term prospects of our PV segment are in line with solar industry forecasts which generally predict increasing PV demand through 2014, those forecasts vary widely due to the current uncertainties in the capital markets and end-user solar markets. The current excess capacity in solar manufacturing, as well as increased competition, is expected to result in fluctuating demand and lower prices for our PV products which could result in reduced margins if we are unable to reduce our costs. We are taking steps in an effort to mitigate the effect of these factors, including adjusting our pricing policies as necessary, seeking cost reduction opportunities including diversification into lower cost manufacturing regions and focusing our research and development efforts on improvements that reduce the total production costs to our customers.

        Our quarterly results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

Acquisition of Crystal Systems, Inc.

        On July 29, 2010, we acquired 100% of the outstanding shares of common stock of privately-held Crystal Systems, Inc., or Crystal Systems a crystalline growth technology company that manufactures sapphire materials used in LED applications, and other sapphire components used in the defense, medical and aerospace industries. The purchase consideration consisted of $24.8 million in cash, approximately 5.4 million shares of our common stock valued at $30.9 million (based on the closing market price of our common stock on the date of the acquisition) and a potential additional $20.3 million of contingent consideration based on the attainment of certain financial and technical targets through the period ending March 31, 2012. The preliminary measure of the fair value of the contingent consideration was $13.6 million at acquisition. A component of the purchase price remains subject to working capital adjustments that have not been finalized through the date of this filing.

        The transaction has been accounted for as a business combination and is included in our results of operations beginning on July 29, 2010, the date of acquisition. The acquired business contributed revenues of $3.2 million for the period from July 29, 2010 to October 2, 2010. The results of the acquired business are included in our sapphire business segment.

        We incurred transaction costs of $0.7 million, which consisted primarily of legal and accounting fees, in connection with the Crystal Systems acquisition. These costs have been recorded as general and administrative expense for the three and six months ended October 2, 2010.

        In connection with our acquisition of Crystal Systems, we have agreed to make capital expenditures of at least $22 million through March 31, 2012 to develop the sapphire material business and, in part, to support the achievement of the financial and technical targets associated with the contingent consideration.

Order Backlog

        The table below sets forth our order backlog as of October 2, 2010 and April 3, 2010 by product category:

	October 2, 2010		April 3, 2010
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$601	52%	$441	49%
Polysilicon business	545	47%	465	51%
Sapphire business	13	1%	—	—

Total	$1,159	100%	$906	100%

  Photovoltaic and Polysilicon Businesses

        Our order backlog for our PV and polysilicon businesses consists of written contractual commitments and signed purchase orders. Our order backlog includes deferred revenue which represents equipment that had been shipped to customers but not yet recognized as revenue. Substantially all of the contracts in our order backlog for these businesses require the customer to either post a standby letter of credit in our favor and/or make advance payment prior to shipment of equipment. Our order backlog as of October 2, 2010, included deferred revenue of $80.6 million related to our PV business and $216.2 million related to our polysilicon business. Cash received in deposits related to our order backlog where deliveries had not yet occurred was $194.8 million as of October 2, 2010.

        From the date of a written commitment, we generally would expect to deliver PV products over a period ranging from three to nine months and polysilicon products over a period ranging from twelve to eighteen months, however, in certain cases revenue may be recognized over longer periods. Disregarding the effect of any contract terminations or modifications, we would expect to convert approximately 70% of our October 2, 2010 order backlog into revenue during the next twelve months and approximately 30% thereafter. Although most of our orders require substantial non-refundable deposits, our order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. We began tracking our backlog as a performance measure on a consistent basis during 2007.

        If a customer fails to perform on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages. During the six months ended October 2, 2010, we terminated or modified contracts resulting in a $9.3 million reduction in our order backlog (85% of the reduction was from two contracts). During the fiscal year ended April 3, 2010, we terminated or modified contracts resulting in a $105 million reduction in our order backlog (95% of the reduction was from 9 contracts). During the six months ended October 2, 2010, we recorded revenues of $44.4 million from terminated contracts and during the fiscal year ended April 3, 2010, we recorded revenues of $21.1 million from terminated contracts.

        Although we have a reasonable expectation that most of our customers will substantially perform on their contractual obligations, we attempt to monitor those contracts that we believe to be at risk which include contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. We conduct negotiations with certain customers who have requested that we extend their delivery schedules or make other contract modifications, or who have not provided letters of credit or made payments in accordance with the terms of their contracts. We engage in a certain level of these negotiations in the ordinary course. We monitor the effect, if any, that these negotiations may have on our future revenue recognition. If we cannot come to an agreement with these customers, our order backlog could be reduced. Other customers with contracts in our order backlog that are not currently under negotiation may approach us with similar requests in the future, or may fail to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, our order backlog could be further reduced.

        As of October 2, 2010, our order backlog consisted of contracts with 39 PV customers, 28 of which have orders of $3 million or greater and contracts with 7 polysilicon customers, all of which have orders of $3 million or greater. Our order backlog as of October 2, 2010, included $440 million attributed to two customers each representing 10% or more our order backlog.

  Sapphire Business

        As of October 2, 2010, our order backlog for our sapphire business was primarily comprised of short-term contracts or sales orders for sapphire materials. From the date of a written committment, we generally would expect to deliver sapphire material products over a period ranging from three to six months. Prior to our acquisition of Crystal Systems, backlog was not tracked as a performance measure in the same manner as our PV or polysilicon business. As of October 2, 2010, our sapphire business backlog consisted of numerous customers, one of which had orders of greater than $3 million.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three and six months ended October 2, 2010 and September 26, 2009:

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Statement of Operations Data:*
Revenue	100%	100%	100%	100%
Cost of revenue	59	67	62	61

Gross profit	41	33	38	39
Research and development	2	4	3	6
Selling and marketing	2	3	3	4
General and administrative	6	10	6	10
Amortization of intangible assets	1	1	—	1

Income from operations	30	15	26	18
Interest income	—	—	—	(1)
Interest expense	—	—	—	—
Interest component of forward foreign exchange contracts	—	—	—	—
Other income (expense), net	—	—	—	(1)

Income before income taxes	30	15	26	16
Provision for income taxes	11	6	10	6

Net income	19%	9%	16%	10%

*
percentages subject to rounding.

Three Months Ended October 2, 2010 compared to Three Months Ended September 26, 2009.

        On July 29, 2010, we acquired Crystal Systems. This sapphire business is being treated as a separate segment for financial reporting purposes. Our revenue for the three months ended October 2, 2010 include revenue from our sapphire business from the date of acquisition.

        Revenue.    The following table sets forth total revenue for the three months ended October 2, 2010 and September 26, 2009:

	Three Months Ended
Business Category	October 2, 2010	September 26, 2009	Change	% Change
	(dollars in thousands)
Photovoltaic equipment	$192,623	$60,687	$131,936
Photovoltaic services, parts and other	10,151	1,715	8,436

Total photovoltaic business	202,774	62,402	140,372
Polysilicon business	23,285	41,791	(18,506)
Sapphire business	3,234	—	3,234

Total revenue	$229,293	$104,193	$125,100	120%

        Our total revenue increased 120% for the three months ended October 2, 2010 as compared to the three months ended September 26, 2009, primarily due to increased demand in our PV business.

        Revenue from our PV business increased 225% to $202.8 million for the three months ended October 2, 2010 as compared to $62.4 million for the three months ended September 26, 2009. The increase is primarily due to increased demand for our DSS products from solar manufacturers over the past several months and the introduction of our DSS 450HP units.

        Our PV equipment revenue includes sales of DSS units as well as other PV equipment. During the three months ended October 2, 2010, revenue from DSS sales increased 442% to $188.7 million as compared to $34.8 million for the three months ended September 26, 2009. The increase in the sale of DSS units is primarily attributed to near-term demand for ingot manufacturing capacity by our Asian customers and the favorable response to our recently introduced DSS 450HP unit. During the three months ended July 3, 2010 we began shipping these units and during the three months ended October 2, 2010, we began to recognize revenue on these units when we were able to obtain sufficient evidence of customer acceptance in accordance with our revenue recognition policy. Sales of other PV equipment accounted for $3.9 million of our revenue for the three months ended October 2, 2010 and $25.9 million of our revenue for the three months ended September 26, 2009. Other PV equipment revenue is primarily attributed to ancillary equipment under our DSS contracts, which can vary based upon specific customer requirements, as well as revenue from turnkey contracts. Revenue from turnkey contracts was not significant for the three months ended October 2, 2010 and $25.5 million for the three months ended September 26, 2009. Included in turnkey revenue for the three months ended September 26, 2009 was revenue of $5.8 million from the sale of DSS units and $19.7 million from the sale of other PV equipment.

        During the three months ended July 3, 2010, we completed a review of our PV turnkey business and decided to no longer offer PV turnkey integration services. This decision was based our assessment of reduced market opportunities, as well as low gross margins compared to our other product lines. Our decision did not impact the recoverability of any tangible or intangible assets, nor did we incur any significant costs to eliminate this product offering.

        Revenue from PV services, parts and other was $10.2 million for the three months ended October 2, 2010 and $1.7 million for the three months ended September 26, 2009. This increase is primarily related to the sale of upgrade kits that convert our standard DSS 450 unit to a DSS 450HP unit, which we introduced during the three months ended July 3, 2010.

        Revenue from our polysilicon business decreased by 44% to $23.3 million for the three months ended October 2, 2010 as compared to $41.8 million for the three months ended September 26, 2009. Polysilicon revenue may fluctuate significantly from period to period due to the cyclical nature of our business and the variability inherent in meeting post-delivery customer acceptance provisions related to reactor performance. Polysilicon revenue for the three months ended October 2, 2010 substantially relates to contracts that were in our order backlog as of March 28, 2009.

        Included in our backlog are polysilicon contracts that grant contractual rights which require revenue to be recognized ratably over the contract period. Revenue is recognized when all other elements have been delivered and other contract criteria have been met. During the three months ended October 2, 2010 and September 26, 2009, we recognized revenue on a ratable basis from one of these customers of $14.2 million and $6.9 million, respectively. As of October 2, 2010 our deferred revenue balance included $121.3 million related to this customer which is expected to be recognized as revenue ratably through fiscal year 2013.

        Revenue from our sapphire business was $3.2 million for the three months ended October 2, 2010. Our sapphire business revenue is primarily attributed to the sale of sapphire material used in LED applications, as well as other sapphire components used in the defense, medical and aerospace industries. Our sapphire business was acquired on July 29, 2010 and therefore, there is no prior year comparison.

        In both the three months ended October 2, 2010, and September 26, 2009, a substantial percentage of our revenue resulted from sales to a small number of customers. One of our customers accounted for 60% of our revenue for the three months ended October 2, 2010 and two customers accounted for 55% of our revenue for the three months ended September 26, 2009. No other customer accounted for more than 10% of our revenue during the respective periods.

        Based on our results through October 2, 2010 and our order backlog as of that date, we believe our PV business will account for a majority of our revenue for fiscal year 2011. For the fiscal year ending April 2, 2011, we believe that no one customer will account for more than 25% of our total annual revenue.

        Cost of Revenue, Gross Profit and Gross Margins.    The following table sets forth total cost of revenue and gross profit for the three months ended October 2, 2010 and September 26, 2009:

	Three Months Ended
	October 2, 2010	September 26, 2009	Change	% Change
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$122,187	$43,981	$78,206
Polysilicon business	11,746	25,953	(14,207)
Sapphire business	2,235	—	2,235

Total	$136,168	$69,934	$66,234	95%

Gross profit
Photovoltaic business	$80,587	$18,421	$62,166
Polysilicon business	11,539	15,838	(4,299)
Sapphire business	999	—	999

Total	$93,125	$34,259	$58,866	172%

        Our PV cost of revenue and gross profit increased $78.2 million, or 178%, and $62.2 million, or 337%, respectively, for the three months ended October 2, 2010 as compared to the three months ended September 26, 2009, respectively, primarily due to an overall increase in PV revenue. Our polysilicon cost of revenue and gross profit decreased by $14.2 million and $4.3 million, respectively, for the three months ended October 2, 2010 as compared to the three months ended September 26, 2009 primarily due to an overall decrease in polysilicon revenue. Our sapphire business was acquired on July 29, 2010 and therefore, there is no prior year comparison.

        The following table sets forth total gross margins for the three months ended October 2, 2010 and September 26, 2009 and, for comparative purposes, the fiscal year ended April 3, 2010:

	Three Months Ended		Fiscal Year Ended
	October 2, 2010	September 26, 2009	April 3, 2010
Gross margins
Photovoltaic business	40%	30%	34%
Polysilicon business	50%	38%	44%
Sapphire business	31%	—	—
Overall	41%	33%	40%

        Overall gross profit as a percentage of revenue, or gross margin, increased to 41% for the three months ended October 2, 2010 from 33% for the three months ended September 26, 2009.

        Our PV gross margins for the three months ended October 2, 2010 were 40% as compared to 30% for the three months ended September 26, 2009. The increase was primarily due to improved factory utilization and other costs as a result of an increase in sales and order volume in the three months ended October 2, 2010. For the three months ended September 26, 2009, the Company incurred unusual costs associated with low factory utilization as well as other costs due to the reduction in order volume. In addition, during the same period in fiscal 2010, we recognized revenue of $25.5 million on a turnkey contract that generated a gross margin of approximately 28%.

        Our polysilicon gross margins for the three months ended October 2, 2010 were 50% as compared to 38% for the three months ended September 26, 2009. The increase was primarily due to the timing of final acceptance on certain contracts.

        Our gross margins in our PV and polysilicon business tend to vary depending on the volume, pricing and timing of revenue recognition.

        We expect that the effect of both the anticipated levels of manufacturing and the mix of revenue to be recognized for the remaining portion of the fiscal year ending April 2, 2011, will result in annual gross margins for our polysilicon and PV segments for the balance of the fiscal year ending April 2, 2011 that are comparable to overall gross margins earned in the three months ended October 2, 2010.

        Our sapphire business gross margins were 31% for the three months ended October 2, 2010 from the sale of sapphire materials. Our sapphire business margins may vary depending on the demand for LED materials, as well as volume and customer and product mix. Our sapphire business was acquired on July 29, 2010 and, therefore, there is no prior year comparison. With respect to the materials segment of our sapphire business, we expect that the gross margins will fluctuate more than in our PV or polysilicon businesses.

        Research and Development.    The following table sets forth total research and development expenses for the three months ended October 2, 2010 and September 26, 2009:

	Three Months Ended
	October 2, 2010	September 26, 2009	Change	% Change
	(dollars in thousands)
Research and development
Photovoltaic business	$4,200	$3,126	$1,074
Polysilicon business	1,003	1,511	(508)
Sapphire business	87	—	87

Total	$5,290	$4,637	$653	14%

        Research and development expenses increased 14% to $5.3 million for the three months ended October 2, 2010, as compared to $4.6 million for the three months ended September 26, 2009. The increase was primarily related to an increase in payroll and payroll related costs due to increased headcount in our PV business, which was offset in part by the reallocation of polysilicon engineering resources to support customer contracts. Our spending on research and development activities is directly related to projects under development and the timing of the spending associated with each of the projects may vary from quarter to quarter. We expect our rate of spending in research and development to increase over the remainder of the fiscal year ended April 2, 2011, as we expect to continue to invest in new product development and expand our product base in each of our businesses.

        Selling and Marketing.    The following table sets forth total selling and marketing expenses for the three months ended October 2, 2010 and September 26, 2009:

	Three Months Ended
	October 2, 2010	September 26, 2009	Change	% Change
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$3,364	$1,710	$1,654
Polysilicon business	1,882	1,448	434
Sapphire business	82	—	82

Total	$5,328	$3,158	$2,170	69%

        Selling and marketing expenses increased 69% to $5.3 million for the three months ended October 2, 2010 from $3.2 million for the three months ended September 26, 2009. Selling and marketing expenses for our PV business increased by approximately $1.7 million, primarily due to an increase in sales commissions of $0.7 million and payroll and payroll-related costs of $0.7 million. Selling and marketing expenses for our polysilicon business increased by approximately $0.4 million primarily due to an increase in sales commissions. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.

        General and Administrative.    General and administrative expenses increased 27% to $13.0 million for the three months ended October 2, 2010 from $10.2 million for the three months ended September 26, 2009. The increase was primarily due to higher payroll and payroll-related costs of $1.4 million, in part due to higher incentive compensation due to our strong operational performance and consulting expense of $1.2 million, including consulting related to our transition of our base of operations to Hong Kong and the acquisition of Crystal Systems.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets increased 9% to $0.9 million for the three months ended October 2, 2010 from $0.8 million for the three months ended September 26, 2009. The increase is due to the amortization of intangible assets related to the Crystal Systems acquisition.

        Interest Income.    Interest income increased to $0.2 million for the three months ended October 2, 2010 from approximately $0.1 million for the three months ended September 26, 2009. We invest our excess cash in exchange traded money market mutual funds, bank time deposits and short term commercial paper.

        Interest Expense.    Interest expense increased to $0.4 million for the three months ended October 2, 2010 from $0.2 million for the three months ended September 26, 2009 due to the write-off of debt issuance costs related to the termination of our senior credit facility and cash-collateralized letter of credit facility.

        Interest Component of Forward Foreign Exchange Contracts.    The interest component of forward foreign exchange contracts represents the interest rate differential between the two currencies involved in our forward foreign exchange contracts for the specified period of time and can be either a premium or discount at the beginning of the contract and are adjusted to reflect interest rate market condition changes. Such changes can result in interest income or interest expense over the life of the contract. These amounts were not significant for the three months ended October 2, 2010 or September 26, 2009.

        Other Income (Expense), net.    Other expense, net was $0.9 million for the three months ended October 2, 2010 versus other income, net of $0.2 million for the three months ended September 26, 2009.

The increase in expense was primarily due to transaction costs related to the two concurrent secondary offerings of our common stock.

        Provision for Income Taxes.    Our effective tax rate was 36.6% and 39.3% for the three months ended October 2, 2010 and September 26, 2009, respectively. The change in our reported tax rate for the three and six months ended October 2, 2010, as compared to the same periods in 2009, relates to proportionally higher expected levels of income in lower tax jurisdictions as a result of our continued transition of our base of operations to Hong Kong. We review the expected annual effective income tax rates and make changes on a quarterly basis as necessary based on certain factors including changes in forecasted annual operating income by jurisdiction, changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities, and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can change significantly on a quarterly basis.

        Net Income.    As a result of the foregoing factors, for the three months ended October 2, 2010, we recorded net income of $42.8 million compared to a net income of $9.4 million for the three months ended September 26, 2009.

Six Months Ended October 2, 2010 compared to Six Months Ended September 26, 2009.

        As noted above, we acquired privately-held Crystal Systems on July 29, 2010. This sapphire business is being treated as a separate segment for financial reporting purposes. Our revenues for the six months ended October 2, 2010 include revenue from our sapphire business.

        Revenue.    The following table sets forth total revenue for the six months ended October 2, 2010 and September 26, 2009:

	Six Months Ended
Business Category	October 2, 2010	September 26, 2009	Change	% Change
	(dollars in thousands)
Photovoltaic equipment	$301,907	$79,726	$222,181
Photovoltaic services, parts and other	12,308	2,610	9,698

Total photovoltaic business	314,215	82,336	231,879
Polysilicon business	47,010	93,676	(46,666)
Sapphire business	3,234	—	3,234

Total revenue	$364,459	$176,012	$188,447	107%

        Our total revenue increased 107% to $364.5 million for the six months ended October 2, 2010 as compared to $176.0 million for the six months ended September 26, 2009, primarily due to strong demand in our PV business.

        Revenue from our PV business increased 282% to $314.2 million for the six months ended October 2, 2010 as compared to $82.3 million for the six months ended September 26, 2009. The increase is primarily due to increased demand for our DSS products from solar manufacturers over the past several months and the introduction of our DSS 450HP unit.

        Our PV equipment revenue includes sales of DSS units as well as other PV equipment. During the six months ended October 2, 2010, revenue from DSS sales increased 399% to $258.4 million as compared to $51.8 million for the six months ended September 26, 2009. The increase in the sale of DSS units is primarily attributed to near-term demand for ingot manufacturing capacity by our Asian customers and the favorable response to our recently introduced DSS 450HP unit. During the three months ended July 3, 2010 we began shipping these units and during the three months ended October 2, 2010, we began to recognize revenue on these units when we were able to obtain sufficient evidence of customer acceptance in accordance with our revenue recognition policy. Sales of other PV equipment accounted for $43.5 million of our revenue for the six months ended October 2, 2010 and $27.9 million of our revenue for the six months ended September 26, 2009. Other PV equipment revenue is primarily attributed to ancillary equipment under our DSS contracts, which can vary based upon specific customer requirements, as well as revenue from turnkey contracts. During the six months ended October 2, 2010, we recognized turnkey revenue of $41.2 million, including $5.7 million from the sale of DSS units and $35.5 million from the sale of other PV equipment. During the six months ended September 26, 2009, we recognized turnkey revenue of $25.5 million, including $5.8 million from the sale of DSS units and $19.7 million from the sale of other PV equipment.

        During the three months ended July 3, 2010, we completed a review of our PV turnkey business and decided to no longer offer PV turnkey integration services. This decision was based our assessment of reduced market opportunities, as well as low gross margins compared to our other product lines. Our decision did not impact the recoverability of any tangible or intangible assets, nor did we incur any significant costs to eliminate this product offering.

        Revenue from PV services, parts and other was $12.3 million for the six months ended October 2, 2010 and $2.6 million for the six months ended September 26, 2009. This increase is primarily related to the sale of upgrade kits that convert our standard DSS 450 units to a DSS 450HP unit.

        Revenue from our polysilicon business decreased by 50% to $47.0 million for the six months ended October 2, 2010 as compared to $93.7 million for the six months ended September 26, 2009. Polysilicon revenue may fluctuate significantly from period to period due to the cyclical nature of this business and the variability inherent in meeting post-delivery customer acceptance provisions related to reactor performance. Polysilicon revenue for the six months ended October 2, 2010 substantially relates to contracts that were in our order backlog as of March 28, 2009.

        Included in our backlog are polysilicon contracts that grant contractual rights which require revenue to be recognized ratably over the contract period. Revenue recognition from these contracts commences when all other elements have been delivered and other contract criteria have been met. During the six months ended October 2, 2010 and September 26, 2009, we recognized revenue on a ratable basis from one of these customers of $35.0 million and $6.9 million, respectively. As of October 2, 2010, our deferred revenue balance included $121.3 million related to this customer, which is expected to be recognized as revenue ratably through fiscal year 2013.

        Revenue from our sapphire business was $3.2 million for the six months ended October 2, 2010. Our sapphire business revenue is attributed to the sale of sapphire material used in LED applications, as well as other sapphire components used in the defense, medical and aerospace industries. Our sapphire business was acquired on July 29, 2010 and therefore, there is no prior year comparison.

        In both the six months ended October 2, 2010, and September 26, 2009, a substantial percentage of our revenue resulted from sales to a small number of customers. Three of our customers accounted for 59% of our revenue for the six months ended October 2, 2010 and three customers accounted for 60% of our revenue for the six months ended September 26, 2009. No other customer accounted for more than 10% of our revenue during the respective periods.

        Based on our results through October 2, 2010 and our order backlog as of that date, we believe our PV business will account for a majority of our revenue for fiscal year 2011. For the fiscal year ending April 2, 2011, we believe that no one customer will account for more than 25% of our total annual revenue.

        Cost of Revenue, Gross Profit and Gross Margins.    The following table sets forth total cost of revenue and gross profit for the six months ended October 2, 2010 and September 26, 2009:

	Six Months Ended
	October 2, 2010	September 26, 2009	Change	% Change
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$196,936	$57,232	$139,704
Polysilicon business	26,240	49,556	(23,316)
Sapphire business	2,235	—	2,235

Total	$225,411	$106,788	$118,623	111%

Gross profit
Photovoltaic business	$117,279	$25,104	$92,175
Polysilicon business	20,770	44,120	(23,350)
Sapphire business	999	—	999

Total	$139,048	$69,224	$69,824	101%

        Our PV cost of revenue and gross profit increased $139.7 million, or 244%, and $92.2 million, or 367%, respectively, for the six months ended October 2, 2010 as compared to the six months ended September 26, 2009 reflective of an overall increase in PV revenue. Our polysilicon cost of revenue and gross profit decreased by $23.3 million and $23.4 million for the six months ended October 2, 2010, respectively, as compared to the six months ended September 26, 2009, reflective of an overall decrease in polysilicon revenue. Our sapphire business was acquired on July 29, 2010, and therefore there is no prior year comparison.

        The following table sets forth total gross margins for the six months ended October 2, 2010 and September 26, 2009 and, for comparative purposes, the fiscal year ended April 3, 2010:

	Six Months Ended		Fiscal Year Ended
	October 2, 2010	September 26, 2009	April 3, 2010
Gross margins
Photovoltaic business	37%	30%	34%
Polysilicon business	44%	47%	44%
Sapphire business	31%	—%	—%
Overall	38%	39%	40%

        Overall gross profit as a percentage of revenue, or gross margin, decreased to 38% for the six months ended October 2, 2010 from 39% for the six months ended September 26, 2009.

        Our PV gross margins for the six months ended October 2, 2010 were 37% as compared to 30% for the six months ended September 26, 2009. The increase was primarily due to improved factory utilization as a result of an increase in sales and order volume as well as reductions in other costs in the six month period ended October 2, 2010. In the six months ended September 26, 2009 we incurred costs associated with low factory utilization as well as other costs related to lower order volume, including $1.0 million of charges as we rescheduled and/or cancelled a portion of our commitments to our vendors to procure materials.

        Our polysilicon gross margins for the six months ended October 2, 2010 were 44% as compared to 47% for the six months ended September 26, 2009. Our gross margins tend to vary depending on the volume, pricing and timing of revenue recognition for our polysilicon contracts.

        We expect that the effect of both the anticipated levels of manufacturing and the mix of revenue to be recognized for the remaining portion of the fiscal year ending April 2, 2011, will result in increased overall annual gross margins for our polysilicon and PV segments for the balance of the fiscal year ending April 2, 2011 as compared to the overall gross margins earned through the six months ended October 2, 2010, and therefore, annual gross margins are expected to be comparable to overall margins for the fiscal year ended April 3, 2010.

        Our sapphire gross margins were 31% for the six months ended October 2, 2010. Our sapphire margins may vary depending on volume and customer and product mix. Our sapphire business was acquired on July 29, 2010 and therefore, there is no prior year comparison.

        Research and Development.    The following table sets forth total research and development expenses for the six months ended October 2, 2010 and September 26, 2009:

	Six Months Ended
	October 2, 2010	September 26, 2009	Change	% Change
	(dollars in thousands)
Research and development
Photovoltaic business	$7,276	$6,366	$910
Polysilicon business	1,674	4,670	(2,996)
Sapphire business	87	—	87

Total	$9,037	$11,036	$(1,999)	(18)%

        Research and development expenses decreased 18% to $9.0 million for the six months ended October 2, 2010, as compared to $11.0 million for the six months ended September 26, 2009. The decrease was primarily related to the timing of certain polysilicon project costs, as well as the reallocation of polysilicon engineering resources to support polysilicon customer related activities offset in part due to increased spending of $0.9 million in our PV business as we continue to incur labor and material costs associated with our next generation of DSS products. Our spending on research and development activities is directly related to projects under development and the timing of the spending associated with each of the projects may vary from quarter to quarter. We expect our rate of spending in research and development to increase over the remainder of the fiscal year ended April 2, 2011, as we continue to invest in new product development and expand our product base in each of our businesses.

        Selling and Marketing.    The following table sets forth total selling and marketing expenses for the six months ended October 2, 2010 and September 26, 2009:

	Six Months Ended
	October 2, 2010	September 26, 2009	Change	% Change
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$5,121	$2,680	$2,441
Polysilicon business	3,836	4,345	(509)
Sapphire business	82	—	82

Total	$9,039	$7,025	$2,014	29%

        Selling and marketing expenses increased 29% to $9.0 million for the six months ended October 2, 2010 from $7.0 million for the six months ended September 26, 2009. Selling and marketing expenses for our PV business increased by approximately $2.4 million, primarily due to an increase in payroll and payroll-related costs of $1.1 million and sales commissions of $0.8 million. Selling and marketing expenses for our polysilicon business decreased by approximately $0.5 million, primarily due to a decrease in sales commissions. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.

        General and Administrative.    General and administrative expenses increased 27% to $23.6 million for the six months ended October 2, 2010 from $18.6 million for the six months ended September 26, 2009. The increase was primarily due to higher payroll and payroll-related costs of $2.4 million, in part due to higher incentive compensation due to our strong operational performance and consulting expense of $1.6 million, including consulting expenses related to the transition of our base of operations into Hong Kong and the acquisition of Crystal Systems.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets increased 5% to $1.7 million for the six months ended October 2, 2010 from $1.6 million for the six months ended September 26, 2009. The increase is due to the amortization of intangible assets related to the Crystal Systems acquisition.

        Interest Income.    Interest income increased to $0.4 million for the six months ended October 2, 2010 from approximately $0.2 million for the three months ended September 26, 2009. We invest our excess cash in exchange traded money market mutual funds, bank time deposits and short term commercial paper.

        Interest Expense.    Interest expense increased to $0.6 million for the six months ended October 2, 2010 from $0.4 million for the six months ended September 26, 2009 due to the write-off of debt issuance costs related to the termination of our senior credit facility and cash-collateralized letter of credit facility.

        Interest Component of Forward Foreign Exchange Contracts.    The interest component of forward foreign exchange contracts represent the interest rate differential between the two currencies involved in our forward foreign exchange contracts for the specified period of time and can be either a premium or discount at the beginning of the contract and are adjusted to reflect interest rate market condition changes. Such changes can result in interest income or interest expense over the life of the contract. The interest component of forward foreign exchange contracts was not significant for the six months ended October 2, 2010. During the six months ended September 26, 2009, we recorded forward point interest expense of $0.6 million on forward foreign exchange contracts.

        Other Expense, net.    Other expense, net decreased to $0.7 million for the six months ended October 2, 2010 from $2.2 million for the six months ended September 26, 2009. Included in the expense for the six months October 2, 2010, were transaction costs related to the two concurrent secondary offerings of our common stock of $0.9 million. Included in the expense for the six months ended September 26, 2009 was a $2.1 million loss on certain forward foreign exchange contracts that no longer qualified as a cash flow hedge.

        Provision for Income Taxes.    Our effective tax rate was 37.5% and 38.5% for the six months ended October 2, 2010 and September 26, 2009, respectively. The change in our reported tax rate for the three and six months ended October 2, 2010, as compared to the same periods in 2009, relates to proportionally higher expected levels of income in lower tax jurisdictions as a result of our continued transition of our base of operations to Hong Kong. We review the expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors including changes in forecasted annual operating income by jurisdiction, changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities, and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can change significantly on a quarterly basis.

        Net Income.    As a result of the foregoing factors, for the six months ended October 2, 2010, we recorded net income of $59.3 million compared to a net income of $17.2 million for the six months ended September 26, 2009.

Liquidity and Capital Resources

Overview

        Our cash balances increased by $13.9 million during the six months ended October 2, 2010, from $230.7 million as of April 3, 2010 to $244.6 million as of October 2, 2010 primarily related to increases in cash flow from operating activities. During the six months ended September 26, 2009, our cash balance increased $97.1 million, from $107.1 million as of March 28, 2009 to $204.2 million as of September 26, 2009, a portion of which related to a tax refund of $35.3 million. We manage our cash inflows through the use of customer deposits and milestone billings intended to allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) and payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

        The following table summarizes our primary cash flows in the periods presented:

	Six Months Ended
	October 2, 2010	September 26, 2009
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$30,555	$96,807
Investing activities	(21,947)	(774)
Financing activities	5,004	1,078
Effect of foreign exchange rates on cash	273	(2)

Net increase in cash and cash equivalents	$13,885	$97,109

Cash Flows from Operating Activities

        For the six months ended October 2, 2010, our cash provided by operations was $30.6 million. Our cash flow from operations was driven by net income of $59.3 million, an increase in customer deposits of $74.2 million due to new orders in our PV and polysilicon businesses, as well as an increase in accounts payable and accrued expenses of $25.3 million. These items were partially offset by an increase in inventories and vendor advances of $63.7 million, an increase in restricted cash of $34.5 million related to collateralizing our outstanding standby letters of credit, and a decrease in accrued income taxes of $28.4 million.

        For the six months ended September 26, 2009 our cash provided by operations was $96.8 million. Our cash flow from operations was driven by net income of $17.2 million, reductions in inventory and vendor advances of $76.9 million reflecting the slowdown in our business as a result of economic uncertainties during the period, an increase in deferred revenue less deferred costs of $42.0 million, and an income tax refund of $35.3 million due to an election of a change in accounting method for tax purposes. As a result of this change in methodology, we were in an overpayment position regarding our estimated income taxes for the year ended March 28, 2009. We filed for a refund of Federal income taxes in May 2009 in the amount of $35.3 million, which was received in June 2009. These items were partially offset by a decrease in customer deposits of $87.2 million and a decrease in accounts payable and accrued expenses $34.9 million.

Cash Flows from Investing Activities

        For the six months ended October 2, 2010, our cash used in investing activities was $21.9 million. The acquisition of Crystal Systems, net of cash acquired, consumed approximately $22.7 million of cash. Capital expenditures were approximately $4.2 million and were primarily used for improving our business information systems and expanding our sapphire business. These items were partially offset by the sale of $5.0 million of short-term investments.

        We expect total capital expenditures in the fiscal year ending April 2, 2011 to be up to $35 million, consisting primarily of improvements and expansion of our sapphire facilities in Massachusetts.

        For the six months ended September 26, 2009, our cash used in investing activities was $0.8 million, consisting entirely of capital expenditures to improve our information systems and facility in Merrimack, New Hampshire.

Cash Flows from Financing Activities

        For the six months ended October 2, 2010 and September 26, 2009, cash provided by financing activities was $5.0 million and $1.1 million, respectively, primarily related to cash received by us for the exercise of stock options.

        After taking into account the expected use of approximately $203 million of cash to purchase 26.5 million shares of our common stock from GT Solar Holdings, LLC (as described below), we believe that cash generated from operations together with our existing cash and customer deposits will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months.

Senior Credit Facility

        On July 29, 2010, we elected to terminate both our senior credit facility and our cash-collateralized letter of credit facility. The senior credit facility had no outstanding borrowings and was only being used to secure standby letters of credit with Bank of America, N.A. We had never utilized the cash-collateralized letter of credit facility. We were in compliance with the covenants contained in these facilities at the time of termination. On July 29, 2010, the outstanding standby letters of credit under the senior credit facility amounted to $30.0 million and were subsequently cash collateralized under a separate agreement with the Bank of America, N.A. which required this amount to be transferred into a restricted cash account.

        As of October 2, 2010, we had $34.5 million of outstanding standby letters of credit, representing primarily performance guarantees issued against customer deposits, that were collateralized by restricted cash.

Share Repurchase and Financing Commitment

        On November 5, 2010, we entered into a share repurchase agreement, the Repurchase Agreement, with GT Solar Holdings, LLC, or Holdings, pursuant to which we will purchase from Holdings 26.5 million shares of our common stock at a per share price of $7.66, or an aggregate of approximately $203 million. The repurchase is expected to close on or before November 12, 2010. We will fund the repurchase of these shares of common stock with our available cash. Concurrently with Holdings' sale to us, Holdings has agreed to sell an additional 7 million shares of common stock to a third party in a transaction at a price higher than the $7.66 per share paid by us. The closing of the sale by Holdings to the third party is a condition precedent to the closing of the repurchase of shares by us pursuant to the Repurchase Agreement. Upon completion of these two transactions, Holdings will own or control approximately 14% of our outstanding common stock.

        On November 5, 2010, we also entered into a commitment letter for a senior secured credit facility in an aggregate principal amount of up to $200 million with Credit Suisse AG and Credit Suisse Securities (USA) LLC. The credit facility is expected to consist of a three-year revolving credit facility and a three-year term loan facility and to be used for general corporate purposes. The loan documentation process has commenced and a definitive credit facility is expected to close on or before the end of our third fiscal quarter, subject to customary closing conditions.

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

Contractual Obligations and Commercial Commitments

        There have been no material changes to our "Contractual Obligations and Commercial Commitments" table in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended April 3, 2010, other than as described below:

  i)
  As of October 2, 2010, purchase commitments under agreements totaled $313.0 million, substantially all of which are due within twelve months. As of October 2, 2010, prepayments under certain of these purchase commitments amounted to $37.3 million.

  ii)
  In connection with our acquisition of Crystal Systems, we have agreed to pay up to $20.3 million of additional consideration subject to the attainment of certain financial and technical targets. The contingent consideration is payable if and when these targets are met. The last such target will be measured as of March 31, 2012.

  iii)
  In connection with our acquisition of Crystal Systems, we have agreed to make capital expenditures of at least $22 million through March 31, 2012 to develop the sapphire material business and, in part, to support the achievement of the financial and technical targets associated with the contingent consideration. In addition, we have assumed an operating lease, subject to finalizing an assignment agreement, for office and manufacturing facilities with a remaining lease term of 13 years. Future minimum lease payments under the agreement total $9.7 million.

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

Critical Accounting Policies and Estimates

        For the six months ended October 2, 2010, there were no significant changes to our critical accounting policies and estimates as identified in our consolidated financial statements for the fiscal year ended April 3, 2010 included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed on June 4, 2010, with the exception of the following policy for accounting for business combinations.

Business Combinations

        Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in general and administrative expenses; in process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; contingent consideration obligations are recorded at fair value on the date of acquisition, with increases or decreases in the fair value arising from changes in assumptions or discount periods recorded as contingent consideration expenses in the statement of operations in subsequent periods; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. All changes that do not qualify as measurement period adjustments are included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, to determine the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management's estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant judgment is required in estimating the fair value of intangible assets acquired in a business combination and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management.

        If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

        Significant judgment is required in estimating the fair value of the contingent consideration obligations. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability adjustments with respect to the attainment of certain financial and operational metrics. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense recorded in any given period.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Investment Risks

        We maintain an investment portfolio which, at October 2, 2010, consisted of $188.4 million of exchange traded money market funds, $34.5 million in bank time deposits, and $15.0 million in short-term commercial paper. At any time a sharp rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. A hypothetical movement of plus or minus 50 basis points in market interest rates would not have a material impact to the value of our investment portfolio. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

        Although our reporting currency is the U.S. dollar and substantially all of our sales contracts are currently denominated in U.S. dollars, we incur costs denominated in other currencies. In addition, although we maintain our cash balances primarily in the U.S. dollar, from time to time, we maintain cash balances in currencies other than the U.S. dollar. As a result, we will be subject to currency translation risk.

        Our primary foreign currency exposure relates to fluctuations in foreign currency exchange rates, primarily the euro for inventory purchases from vendors located in Europe. Fluctuations in exchange rates could affect our gross and net profit margins and could result in foreign exchange and operating losses. Changes in the customer's delivery schedules can affect related payments to our vendors which could cause fluctuations in the cash flows and when we expect to make payments when these cash flows are realized or settled.

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

        As of October 2, 2010, we had Euro forward foreign exchange contracts with notional amounts of €9.4 million, all of which expire within twelve months. As of October 2, 2010, the fair value and carrying amount of our forward foreign exchange contracts was a net asset of $0.2 million. Relative to our foreign currency exposures existing at October 2, 2010, a 10% appreciation (depreciation) of the Euro against the U.S. dollar would result in an increase (decrease) in the fair value of these derivative instruments of approximately $1.3 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 2, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in our internal controls over financial reporting during the three months ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

General

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the "Court"), against us, certain of our officers and directors, certain underwriters of our July 24, 2008 initial public offering and others, including certain of our investors (the "federal class actions"). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International,  Inc., et al. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendants' motion. Following the Court's denial of the motion, the parties submitted a proposed joint case management order to the Court on November 6, 2009. The lead plaintiff asserts claims under various sections of the Securities Act. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including the DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendant's motion. Following the Court's denial of the motion, the parties submitted a proposed joint case management order, which the Court approved on November 6, 2009. The case management order provides for discovery to close on May 25, 2011.

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

        We are subject to various other routine legal proceedings and claims incidental to its business, which we believe will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 filed with the Securities and Exchange Commission, or the Commission, on June 4, 2010. Except as noted below, there have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in the Annual Report on Form 10-K. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth below and in our "Risk Factors" in the Annual Report on Form 10-K could result in the actual operating results being different from our guidance or our forward looking statements and such differences may be adverse and material.

Modification of Risk Factors

        Our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed with the Commission on June 4, 2010, included a risk factor under the heading "Item 1A. Risk Factors—Risks Relating to Our Business Generally" which was captioned "Our credit facilities contain covenants that impose significant restrictions on us". On July 29, 2010, we elected to terminate both our senior credit facility and our cash-collateralized letter of credit facility. Our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed with the Commission on June 4, 2010, also included risk factors under the heading "Item 1A. Risk Factors—Risks Relating to Our Common Stock" which were captioned "The owners of our major stockholder, OCM and G3W, have significant influence over all matters submitted to a stockholder vote, which limit the ability of other stockholders to influence corporate activities and may adversely affect the market price of our common stock" and "Conflicts of interest may arise because some of our directors are principals of our principal stockholder." On November 5, 2010, we entered into a repurchase agreement with GT Solar Holdings, LLC to purchase 26.5 million shares of our common stock, and, on the same date, GT Solar Holdings, LLC sold an additional 7 million shares to a third party. Subject to closing both of these transactions, which are expected to occur on November 12, 2010, the number of shares owned by GT Solar Holdings, LLC will be reduced to approximately 14% of our outstanding shares, and reducing OCM and G3W's beneficial interest in our common stock to approximately 9.4% of our outstanding shares. In connection with this repurchase, J. Bradford Forth and Chad Van Sweden submitted their resignations as directors, such resignations to be effective on the closing of the sale of the 26,500,000 shares to us. As a result of the foregoing transactions, we have removed these three risks from "Item 1A. Risk Factors" for this Quarterly Report on Form 10-Q.

        We have modified or updated the following risk factors to take into account developments in our business, industry or general economic conditions and the sale of certain shares of our common stock by our principal stockholder:

Risks Related to Our Business Generally

Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.

        As widely reported, financial markets in the United States, Europe and Asia experienced extreme disruption recently, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic developments adversely affect businesses such as ours in a number of ways. The current tightening of credit in financial markets has resulted in reduced funding worldwide and a higher level of uncertainty for solar module manufacturers. As a result, some of our customers have been delayed in securing, or prevented from securing, funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products. We believe a reduction in the availability of funding for new manufacturing facilities and facility expansions, or reduction demand for solar panels, could cause a decrease in orders for our products. We currently require most of our customers to prepay a portion of the purchase price of their orders. We use these customer deposits to prepay our suppliers to reduce the need to borrow to cover our cash needs for working capital. This practice may not be sustainable if the recent market conditions continue. Some of our customers who have become financially distressed have failed to provide letters of credit or make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised terms, it could have a significant impact on our business, results of operations and financial condition.

        During the fiscal years ended March 28, 2009 and April 3, 2010 and the sixth months ended October 2, 2010, some of our PV and polysilicon customers failed to make deposits when due under their contracts, and we terminated some of those contracts. In addition, certain of these customers requested extensions of delivery dates and other modifications. The resulting contract modifications included lower pricing and reductions in the number of units deliverable under the contracts, thereby reducing our order backlog. As a result of these terminations and other contract modifications, our PV and polysilicon order backlog was reduced by $39.0 million during the fiscal year ended March 28, 2009, by $105.0 million during the fiscal year ended April 3, 2010, and by $9.3 million during the six months ended October 2, 2010.

        As a result of PV and polysilicon customer delays or contract terminations, we often reschedule or cancel purchase orders with our vendors to procure materials and reimburse the vendor for costs incurred to the date of termination plus predetermined profits. In addition, in the past, certain of the vendors from whom we purchased materials were unable to deliver their components because economic conditions had an adverse impact on their ability to operate their businesses and, in some cases, we were unable to recover advances paid to those vendors for components that were not delivered. For example, during the fiscal year ended March 28, 2009, we rescheduled and/or cancelled commitments to our vendors as a result of customer delays, contract modifications and terminations and we recorded losses of $11.3 million relating to expected forfeitures of vendor advances and reserves against advances on inventory purchases with vendors that had become financially distressed. In cases where we are not able to cancel or modify purchase orders impacted by customer delays or terminations, our purchase commitments may exceed our order backlog requirements and we may be unable to redeploy the undelivered equipment. In addition, we may be required to pay advances to vendors in the future without being able to recover that advance if the vendor is placed in bankruptcy, becomes insolvent or otherwise experiences financial distress.

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

        In addition, the volatility in the credit markets has severely diminished liquidity and capital availability. While the ultimate outcome of the disruptions in the credit markets cannot be predicted, they may result in events that could prevent us from obtaining new financing in the future on commercially acceptable terms, or at all.

        We are unable to predict the likely duration and severity of the disruption in financial markets and adverse worldwide economic conditions and any resulting effects or changes, including those described above, may have a material and adverse effect on our business, results of operations and financial condition.

We depend on a limited number of third party suppliers.

        We use component parts supplied by a small number of third party suppliers in our polysilicon and PV products and ancillary equipment, and certain of these components, such as power supplies and vessels, are critical to the manufacture and operation of certain of our products. There is no guarantee that we will maintain relationships with our existing suppliers or develop new relationships with other suppliers. In the ordinary course of business, we are also exposed to market risk from fluctuations in the price of raw materials necessary in the manufacture of our products. In addition, certain of our suppliers are small companies that may cease operations for any reason, including financial viability reasons, and/or may be unable to meet any increases in our demand for component parts and equipment. We are also dependent on our suppliers to maintain the quality of the components and equipment we use and the increased demands placed on these suppliers as we expect to continue to grow may result in quality control problems. We may be unable to identify replacement or additional suppliers or qualify their products in a timely manner and on commercially reasonable terms, or at all. Component parts supplied by new suppliers may also be less suited to our products than the component parts supplied by our existing suppliers. Certain of the component parts used in our products have been developed, made or adapted specifically for us. Such parts are not generally available from many vendors and could be difficult or impossible to obtain elsewhere. As a result, there may be a significant time lag in securing an alternative source of supply.

        Our failure to obtain sufficient component parts and/or third party equipment that meet our requirements in a timely manner and on commercially reasonable terms could interrupt or impair our ability to assemble our products, and may adversely impact our plans to expand and grow our business, as well as result in a loss of market share. Further, such failure may prevent us from delivering our products as required by the terms of our contracts with our customers, and may harm our reputation and result in breach of contract and other claims being brought against us by our customers. Any changes to our current supply arrangements, whether to the terms of supply from existing suppliers or a change in our suppliers, may also increase our costs.

        As a result of any of the foregoing factors, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

We may face product liability claims and/or claims in relation to third party equipment.

        It is possible that our products could result in property damage and/or personal injury, whether by product malfunctions, defects, improper use or installation or other causes. We cannot predict whether or not product liability claims will be brought against us or the effect of any resulting negative publicity on our business, which may include loss of existing customers, failure to attract new customers and a decline in sales. The successful assertion of product liability claims against us could result in potentially significant monetary damages being payable by us, and we may not have adequate resources to satisfy any judgment against us. Furthermore, it may be difficult to determine whether any damage or injury was due to product malfunction, operator error, failure of the product to be operated and maintained in accordance with our specifications or the failure of the facility in which our products are used to comply with the facility specifications provided to our customers. For example, one of our significant customers has recently experienced chamber leakage involving a number of DSS units in its facilities which we believe was the result of their facility failing to conform to specifications. We have, nonetheless agreed to replace certain chambers at our cost. Other customers may experience similar issues in the future as a result of product defects, facilities not complying with specifications or other reasons. To date, we have not received any product liability or other claims with respect to these or any other accidents. The bringing of product liability claims against us, whether ultimately successful or not, could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

        We have provided third party equipment in connection with our product sales. There can be no guarantee that such third party equipment will function in accordance with our intended or specified purpose or that the customer's personnel, in particular those who are inexperienced in the use of the specialized equipment sold by us, will be able to correctly install and operate it, which may result in the return of products and/or claims by the customer against us. In the event of a claim against us, there is no guarantee that we will be able to recover all or any of our loss from the third party equipment provider. Any such claim could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

The international nature of our business subjects us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

        A substantial majority of our marketing and distribution takes place outside the United States, primarily in China, and a substantial percentage of our sales are to customers outside the United States. We also have contracts with customers in Europe and expect to recognize revenue from sales to customers in Asia and Europe in the future. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States. Risks inherent to maintaining international operations, include, but are not limited to, the following:

  •
  trade disputes between countries, particularly China, in which our customers sell end-products, including their sales of solar wafers, cells and modules, using our furnaces or reactors, which could result in government or trade organization actions that have the effect of increasing the price for our customers' products which would have a corresponding decrease in the demand for our products;

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

        The solar energy industry and wider renewable energy industry are both highly competitive and continually evolving as participants strive to distinguish themselves within their niche markets and compete with the larger conventional electric power industry. In addition to solar equipment manufacturers, we face competition from companies producing and/or developing other PV technologies. Many of these competitors have, and future competitors may also have, substantially greater financial, technical, manufacturing and other resources than we do. These resources may provide these other manufacturers with a competitive advantage because they can realize economies of scale, synergies and purchase certain raw materials and key components at lower prices. Current and potential competitors of ours may also have greater brand name recognition, more established distribution networks and larger customer bases, and may be able to devote more resources to the research, development, promotion and sale of their products or to respond more quickly to evolving industry standards and changes in market conditions. We may not be able to maintain our current share of the market for PV equipment as competitive intensity increases and our customers are targeted by local competitors in China and other countries. Customers may place orders to supply equipment for new facilities or future expansions with our competitors, and we believe the likelihood that our customers and others will go to competitors has increased over time. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

  •
  announcements regarding litigation or claims against us;

  •
  changes in export licensing or export restrictions with respect to our products;

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

Additional Risk Factors

        Our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed with the Commission on June 4, 2010, included risk factors under the heading "Item 1A. Risk Factors." In addition, we have added the following risk factors to those contained in such Form 10-K to take into account developments in our business, industry or general economic conditions, the sale of certain shares of our common stock by a major shareholder and entry into a financing commitment letter.

We may be subject to export restrictions and laws affecting trade and investments, and the future sale of our products, including our sapphire materials and furnaces, may be limited or prohibited in the future by a government agency or authority.

        As a global company headquartered in the United States, our products and services are subject to U.S. laws and regulations that may limit and/or restrict the export of some of our products, services and related product information, as well as laws of those foreign jurisdictions in which we sell products. Compliance with these laws and regulations could significantly limit our operations and our sales in the future. In certain circumstances, these restrictions may affect our ability to interact with our foreign subsidiaries and otherwise limit our trade and investments with third parties operating outside the U.S. In addition, certain customers of our sapphire materials business operate in the defense sector or are subcontractors of companies in the defense industry, and our products are incorporated in, among other things, missiles and aerospace systems. In addition, Crystal Systems has received funding from the Department of Defense in connection with certain research work for the U.S. government. The work performed pursuant to the contract with the Department of Defense is not commercially available, and we have no current intent of making such technology available beyond the U.S. government. The Defense Department, the Commerce Department or other agency may, however, determine that our sapphire material or other products, including our advanced sapphire growth furnaces incorporating HEM technology or PV furnaces, are important to the military potential of the U.S. If so, we may be subject to more stringent export licensing requirements or prohibited from selling our sapphire materials, sapphire furnaces and/or PV furnaces to any customer outside the U.S. The government has, and will likely to continue to, vigorously enforce these laws in light of continuing security concerns. If the export or sale of any of our current or future products outside the U.S. are limited or restricted by the U.S. government or any foreign government, our operations and results of operations would be negatively impacted.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, expose us to litigation or unknown liabilities, dilute stockholder value and divert management attention.

        If acquisition opportunities arise in the future, we may seek to enter into business combinations or purchases. For example, on July 29, 2010, we completed the acquisition of Crystal Systems, Inc., a crystal growth technology company that manufactures sapphire substrates used in the LED, defense, medical and aerospace industries. Acquisitions and combinations, including the acquisition of Crystal Systems, Inc., are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities and claims associated with acquired businesses. For example, we sought and have not yet received a required consent from a landlord in connection with our acquisition of Crystal Systems, Inc. and we may be required to pay additional amounts to obtain such consent. In the event we are unable to obtain such consent we may be forced to seek a new lease location. It may be difficult to find appropriate lease space on substantially similar terms and our business could suffer from the time, expense and distraction of moving our operations. We may be subject to (i) liability for activities of the acquired company prior to the acquisition, including violations of laws, commercial disputes and tax and other known and unknown liabilities and (ii) litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties. In addition, there may, in particular, be risks and uncertainties in connection with the intellectual property rights of an acquired company, including (i) the nature, extent and value of the intellectual property assets of an acquired company, (ii) the rights that an acquired company has to utilize intellectual property that it claims to have developed or to have licensed, (iii) the validity of intellectual property transfers to or from third parties, (iv) the enforceability of registered and other intellectual property rights, and (v) actions by third parties against the acquired company for intellectual property infringement and the extent of the potential loss relating thereto. Third parties may also be more likely to assert claims against the acquired company, including claims for breach of intellectual property rights, once the company has been acquired by us. Any inability to integrate completed acquisitions or combinations in an efficient and timely manner or the inability to properly assess and utilize the intellectual property portfolio without infringing the rights of a third party could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination or we may be unable to effectively implement the business plan for the acquired company, which would prevent us from achieving our financial and business goals for the business. If we are not successful in completing acquisitions or combinations that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or result in the incurrence of debt or dilutive issuances of securities. Acquisitions and combinations also frequently require the acquiring company to recognize significant amounts of intangible assets, such as goodwill, patents and trademarks and customer lists, in an acquisition, which amounts may be subject to a future impairment if we are unable to successfully implement the operating strategy for the acquired company.

If high quality, low cost crystal sapphire products do not achieve market acceptance, or if alternative technologies are developed, prospects for our sapphire business would be limited.

        As a result of our acquisition of Crystal Systems, Inc., a portion of our business in the future will consist of the manufacture and sale of crystal sapphire materials, which are used in the LED industry. Potential customers for crystal sapphire and LED materials may be reluctant to adopt such products as an alternative to existing traditional sapphire materials or lighting technology. In addition, our potential customers may have substantial investments and know-how related to their existing crystal sapphire and lighting technologies, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost-effectiveness of our crystal sapphire and LED products compared to other sapphire and lighting products available in the market. If acceptance of crystal sapphire products and LED materials do not increase significantly, opportunities to increase this portion of our business and revenues would be limited.

        Moreover, if effective new sources of light other than LED devices are developed, our sapphire business' current products and technologies could become less competitive or obsolete. Any of these factors could have an adverse impact on the growth of that portion of our business and the recoverability of our investment in Crystal Systems. Historically, the sapphire industry has experienced volatility in product demand and pricing. Changes in average selling prices of the Crystal Systems products as a result of competitive pricing pressures, increased sales discounts and new product introductions by competitors could have an adverse impact on the results of operations.

The technology used in the crystal sapphire and LED industry continues to change rapidly and is subject to increasing competition, and if we are unable to modify our products to adapt to future changes in the crystal sapphire and LED industry we will be unable to attract or retain customers.

        Our ability to expand into new applications in the crystal sapphire and LED market depends on continued advancement in the design and manufacture of sapphire and LEDs by others. The crystal sapphire and LED industry has been characterized by a rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater functionality. The future success of our sapphire business will depend on our ability to develop new products for use in crystal sapphire and LED applications and to adjust our product specifications in response to these developments in a timely manner. If our development efforts are not successful or are delayed, or if our newly developed products do not achieve market acceptance, we may be unable to attract or retain customers and our operating results could be harmed. In addition, although sapphire is currently the preferred substrate material for certain LED applications, we cannot be assured that the LED market demand for sapphire will continue. Research is also ongoing for the use of silicon substrates in LED applications. If sapphire is displaced as the substrate of choice for certain LED applications, the financial condition and results of operations of our sapphire business could be adversely affected.

        In connection with the business plan for our sapphire business we intend to enter into contracts to supply our advanced sapphire crystal growth furnaces that incorporate advanced Heat Exchange Method, or HEM, technology prior to the end of the fiscal year and plan to begin shipping such furnaces in the first half of the fiscal year ending March 31, 2012. We may not be able to execute on our strategy to enter into contracts or to sell sapphire furnaces in a timely manner, or at all, for reasons within or outside of our control and we may be unable to ship such furnaces if we are unable to obtain the necessary components from third parties. Among the factors that may delay or prevent the realization of our business plan include: limited resources that we can utilize to manufacture such furnaces; developments by competitors and others in the sapphire crystal market that make the sapphire furnaces inefficient or obsolete; or power demands of these furnaces that limit broad market acceptance. We may not be able to execute on our strategy to sell sapphire crystal furnaces for reasons within or outside of our control, and even if we are able to sell these furnaces, we may be unable to recognize revenue on these furnaces in a timely manner, or at all.

        While we believe that the advanced HEM technology provides advantages in sapphire crystal growth there are other competitors in the market that also utilize this and other processes for sapphire crystal growing that could compete with our technology and they may be able to more cost-effectively produce high quality, large diameter boules. These competitors include existing sapphire crystal growing companies and new entrants to the industry attracted by the prospects of the LED and other sapphire markets. In addition, other companies may also begin to offer furnaces to sapphire crystal growers. If any current or potential competitor develops or purchases comparable or superior technology that enables the growing of higher quality, larger diameter sapphire crystals or that offers for sale a furnace that grows sapphire crystals more cost effectively than ours, our business, financial condition and results of operations could be materially adversely affected.

Our sapphire business relies on a limited number of suppliers for raw materials and key components

        Our sapphire business depends on a small number of suppliers for certain raw materials, components, services and equipment used in manufacturing our products and our advanced crystal growth furnaces. In particular, (i) the supply of meltstock we use to grow sapphire materials is limited and there may be an insufficient amount to grow our sapphire materials business as currently planned or available for the purchasers of our crystal growth furnaces and (ii) the supply of crucibles used in our crystal growth furnace, which require specialized manufacturing processes, may not be adequate to support the expected increase in the use of the crystal growth furnace by us or by purchasers of our crystal growth furnaces. We generally purchase these items with purchase orders, and we have no guaranteed supply arrangements with such suppliers. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us or do so on a timely basis.

        Any significant delay in material or component delivery or other interruption or variation in supply from our key suppliers could prevent us from meeting demand for our products and from obtaining future business. If we were to lose key suppliers or our key suppliers were unable to support our demand, our sapphire material growth operations and furnace sales could be interrupted and we could be required to attempt to establish supply arrangements with other suppliers. In addition, the inability of our suppliers to support our demand could be indicative of a marketwide scarcity of the materials, which could result in even longer interruptions. Any such delay or interruption would impair our ability to meet our customers' needs and, therefore, could damage our customer relationships and have a material adverse effect on our business and operating results.

Crystal growth using the advanced crystal growth furnace requires a consistent supply of power and any interruption in the supply of power may result in sapphire crystal material that has reduced or no sales value.

        The process by which we grow sapphire crystal boules using the advanced crystal growth furnace technology requires that the furnace be supplied with a consistent supply of power during the cycle required to grow a boule. If there are certain types of power interruptions, which we have experienced at our Salem facility, even for a brief period of time, the crystal sapphire boule being generated by that furnace will be of inferior quality and we would likely be unable to sell that sapphire crystal material to a customer.

On November 5, 2010, we entered into a commitment letter for a senior secured credit facility in an aggregate principal amount of up to $200 million, and if we are unable to reach final agreement on this facility our ability to operate our business may be constrained in the future.

        On November 5, 2010, we entered into a commitment letter for a senior secured credit facility in an aggregate principal amount of up to $200 million with Credit Suisse AG and Credit Suisse Securities (USA) LLC, collectively referred to herein as Credit Suisse. The credit facility is expected to consist of a three-year revolving credit facility and a three-year term loan facility and to be used for general corporate purposes. GT Solar International, Inc. is the borrower under the commitment letter. Execution of the final credit facility is subject to negotiation and execution of the applicable documents. We may be unable to reach agreement with Credit Suisse due to extraordinary intervening events, or we may decide not to close the facility at our discretion, or we may not be able to satisfy all of the conditions for borrowing, in which case, those funds will not be available to us. As a result, our ability to undertake certain strategic activities may be restricted because we do not have sufficient cash on hand to finance those activities, particularly following the expected payment of approximately $203 million in connection with our stock repurchase from GT Solar Holdings, LLC. Such restrictions may have a negative impact on our business and results of operations.

        The facility anticipated under the commitment letter will include negative covenants customary for such facilities. Among other things, the credit facility would place restrictions on our ability to incur certain additional debt, place liens on property, pay dividends and make distributions, and enter into specified transactions with affiliates. The terms of the credit facility would also require us to maintain a specified minimum fixed charge coverage ratio and total leverage ratio. The foregoing restrictions, and any others that will be included in the credit facility, may limit our ability to operate our business and our failure to comply with any of the covenants set forth in the final credit facility could result in the acceleration of our outstanding indebtedness under this facility. If such acceleration occurs, we would be required to repay our indebtedness, and we may not have the ability to do so or the ability to refinance our indebtedness.

Hedging activity and sales of our common stock related to the Mandatorily Exchangeable Notes issued by UBS AG and/or the expectation of distribution of our common stock at maturity of the exchangeable notes could depress our stock price.

        During September 2010, UBS AG sold its Mandatorily Exchangeable Notes due 2013, or the exchangeable notes, pursuant to which UBS AG will deliver to holders of the exchangeable notes at maturity up to 17,500,000 shares of our common stock or the value of such shares in cash, or a combination of cash and shares, based on a formula linked to the price of our common stock. In connection with the issuance by UBS AG of its exchangeable notes, GT Solar Holdings, LLC sold an aggregate of 14,000,000 shares of our common stock to UBS Securities LLC, an affiliate of UBS AG. We understand that UBS AG and one or more of its affiliates expect to enter into hedging arrangements related to UBS AG's obligations under the exchangeable notes. This hedging activity will likely involve trading in our common stock or in other instruments, such as options or swaps, based upon our common stock, and may include sales of common stock acquired by an affiliate of UBS AG upon early exchange of exchangeable notes. This hedging activity could affect our stock price, including by depressing it. Also, the price of our common stock could be depressed by possible sales of our common stock by investors who view the exchangeable notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to occur involving our common stock by investors in the exchangeable notes. Our stock price could become more volatile and could be depressed by investors' anticipation of the potential distribution into the market of substantial additional amounts of our common stock at the maturity of the exchangeable notes.

UBS AG and/or its affiliates hold a portion of our common stock and could influence matters requiring stockholder approval.

        UBS AG and/or its affiliates have the right to vote all shares of our common stock that they beneficially own on the record date with respect to such vote, including the 14,000,000 shares they purchased in connection with the exchangeable notes offering, to the extent that UBS AG and/or its affiliates have not, prior to the applicable record date, sold or delivered such shares of our common stock. UBS AG and its affiliates are not prohibited from buying shares of our common stock in public or private transactions. As a result, UBS AG and its affiliates may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, the adoption of amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(b) is not applicable

(a)
Unregistered Sales of Equity Securities.

  Director Awards

        On August 11, 2010, the date of our 2010 Annual Meeting, we issued an aggregate of 20,254 restricted stock units to OCM FIE, L.P. in lieu of issuing restricted stock units as compensation to J. Bradford Forth and R. Chad Van Sweden, for services as directors. The restricted stock units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

        Each restricted stock unit represents the right to receive one share of common stock of GT Solar International, Inc. and will vest one year from the date of grant, subject to the continued service of Messrs. Forth and Van Sweden as directors.

(c)
Stock Repurchases.

        The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the six months ended October 2, 2010:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 4, 2010 through May 8, 2010)	1,757	$5.80	—	—
Month #2 (May 9, 2010 through June 5, 2010)	6,465	$5.48	—	—
Month #3 (June 6, 2010 through July 3, 2010)	1,725	$5.63	—	—
Month #4 (July 4, 2010 through August 7, 2010)	1,724	$7.46	—	—
Month #5 (August 8, 2010 through September 4, 2010)	45,593	$8.24	—	—
Month #6 (September 5, 2010 through October 2, 2010)	1,725	$7.93	—	—

        We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the six months ended October 2, 2010; however, our employees surrendered, and we subsequently retired, 58,989 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our 2008 Equity Incentive Plan.

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    (Removed and Reserved)

Item 5.    Other Information

  None

Item 6.    Exhibits

        Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.1	GT Solar International, Inc. fiscal year 2011 Executive Incentive Plan	8-K	8/17/10	10.1
10.2	GT Solar International, Inc. Fiscal Year 2011 Management Incentive Plan	8-K	11/3/10	10.1
10.3	Amendment to Letter Agreement between Richard E Johnson and GT Solar Incorporated dated October 28, 2010	8-K	11/3/10	10.2
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.				X

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT SOLAR INTERNATIONAL, INC.
	By:	/s/ THOMAS GUTIERREZ Thomas Gutierrez
Date: November 10, 2010		President and Chief Executive Officer
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor
Date: November 10, 2010		Vice President and Chief Financial Officer