Form 10-Q
period 2011-01-01
GT Solar International, Inc.
filed 2011-02-10
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
or
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

        As of January 31, 2011, approximately 124,944,717 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

GT SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2011

PART I—FINANCIAL INFORMATION

Item 1—Unaudited Condensed Consolidated Financial Statements

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

Assets	January 1, 2011	April 3, 2010
Current assets:
Cash and cash equivalents	$320,359	$230,748
Short-term investments	—	19,967
Accounts receivable, net of allowance for doubtful accounts of $2,510 and $2,620, respectively	100,145	52,620
Inventories	120,391	68,858
Deferred costs	119,254	131,986
Vendor advances	18,392	17,110
Deferred income taxes	58,632	72,868
Refundable income taxes	1,516	1,516
Prepaid expenses and other current assets	2,667	4,340

Total current assets	741,356	600,013
Non-current assets:
Property, plant and equipment, net	40,008	19,359
Other assets	10,331	639
Intangible assets, net	23,683	3,205
Deferred costs	100,758	66,265
Goodwill	85,178	42,600

Total assets	$1,001,314	$732,081

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$18,750	$—
Accounts payable	76,391	22,132
Accrued expenses	28,926	17,543
Contingent consideration	8,283	—
Customer deposits	166,285	119,616
Deferred revenue	226,951	229,951
Accrued income taxes	21,984	33,621

Total current liabilities	547,570	422,863
Non-current liabilities:
Long-term debt	106,250	—
Deferred income taxes	29,178	25,661
Deferred revenue	161,172	104,396
Contingent consideration	5,217	—
Other non-current liabilities	351	175
Accrued income taxes	10,290	—

Total liabilities	860,028	553,095
Commitments and contingencies (Note 12)	—	—
Stockholders' equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 124,911 and 143,815 shares issued and outstanding as of January 1, 2011 and April 3, 2010, respectively	1,249	1,438
Additional paid-in capital	116,633	86,644
Accumulated other comprehensive loss	(4,899)	(5,145)
Retained earnings	28,303	96,049

Total stockholders' equity	141,286	178,986

Total liabilities and stockholders' equity	$1,001,314	$732,081

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Revenue	$262,898	$173,557	$627,357	$349,569
Cost of revenue	140,815	96,870	366,226	203,658

Gross profit	122,083	76,687	261,131	145,911
Operating expenses:
Research and development	6,739	5,315	15,776	16,351
Selling and marketing	4,479	2,397	13,518	9,422
General and administrative	14,158	10,567	37,745	29,133
Amortization of intangible assets	1,865	791	3,522	2,373

Total operating expenses	27,241	19,070	70,561	57,279

Income from operations	94,842	57,617	190,570	88,632
Other income (expense):
Interest income	130	130	490	295
Interest expense	(396)	(201)	(978)	(583)
Interest component of forward foreign exchange contracts	16	—	2	(639)
Other income (expense), net	580	(60)	(92)	(2,241)

Income before income taxes	95,172	57,486	189,992	85,464
Provision for income taxes	31,588	20,715	67,131	31,479

Net income	$63,584	$36,771	$122,861	$53,985

Net income per share:
Basic	$0.47	$0.26	$0.86	$0.38
Diluted	$0.46	$0.25	$0.85	$0.37
Weighted average number of shares used in per share calculations:
Basic	136,562	143,446	143,124	143,301
Diluted	138,707	145,269	145,125	145,304

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	January 1, 2011	December 26, 2009
Cash flows from operating activities
Net income	$122,861	$53,985
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	3,522	2,373
Depreciation expense	3,555	2,678
Contingent consideration expense	1,000	—
Deferred income tax expense (benefit)	7,557	(11,433)
Provision for excess and obsolete inventory	2,122	6,281
Share-based compensation expense	5,663	3,813
Other adjustments, net	746	647
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(46,173)	17,565
Inventories	(50,643)	21,385
Deferred costs	(21,762)	(25,817)
Vendor advances	(841)	75,203
Prepaid expenses and other assets	1,523	149
Accounts payable and accrued expenses	57,621	(32,566)
Customer deposits	45,663	(112,048)
Deferred revenue	53,776	30,269
Accrued income taxes	(1,361)	22,921
Refundable income taxes	—	35,307
Other, net	23	(1,474)

Net cash provided by operating activities	184,852	89,238
Cash flows from investing activities
Proceeds from sales of short-term investments	20,000	—
Purchase of property, plant and equipment	(10,620)	(2,467)
Acquisition of Crystal Systems, net of acquired cash	(22,770)	—

Net cash used in investing activities	(13,390)	(2,467)
Cash flows from financing activities
Borrowings under Credit Facility	125,000	—
Proceeds and related excess tax benefits from exercise of stock options	7,328	1,349
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(1,260)	(570)
Repurchase of common stock	(203,476)	—
Deferred financing costs	(9,858)	—

Net cash (used in) provided by financing activities	(82,266)	779
Effect of foreign exchange rates on cash	415	(1)

Increase in cash and cash equivalents	89,611	87,549
Cash and cash equivalents at beginning of period	230,748	107,148

Cash and cash equivalents at end of period	$320,359	$194,697

Supplemental disclosures of non-cash transactions
Increase in accounts payable and accrued expenses for property, plant and equipment	$6,316	—

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

1. Basis of Presentation

        These accompanying unaudited condensed consolidated financial statements of GT Solar International, Inc. and subsidiaries ("GT Solar" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States and the Securities and Exchange Commission's ("SEC") instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended January 1, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending April 2, 2011 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K ("Annual Report") for the fiscal year ended April 3, 2010, filed with the SEC on June 4, 2010.

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

Reclassifications

        One reclassification has been made to prior year financial statements to conform to the current year presentation. Specifically, the provision for excess and obsolete inventory of $6,281 for the nine-month period ended December 26, 2009 was previously included in the change in inventories, but is now stated separately in the Company's condensed consolidated statement of cash flows.

2. Significant Accounting Policies

        The Company's significant accounting policies are disclosed in its audited financial statements for the year ended April 3, 2010, included in the Annual Report and have not changed materially as of January 1, 2011.

3. Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

        In October 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

3. Recent Accounting Pronouncements (Continued)

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

4. Acquisition of Crystal Systems, Inc.

        On July 29, 2010, the Company acquired 100% of the outstanding shares of common stock of privately-held Crystal Systems, Inc. ("Crystal Systems"), a crystalline growth technology company that manufactures sapphire materials used in LED applications, and other sapphire components used in the defense, medical, research and aerospace industries. The acquisition of Crystal Systems provides the Company access to certain technologies and an expanded product portfolio. The purchase consideration consisted of $24,798 in cash, 5,446 shares of the Company's common stock valued at $30,938 and a potential additional $18,650 contingent consideration based on the attainment of certain financial and technical targets through the period ending March 31, 2012. The fair value of the contingent consideration was estimated at $12,500 at the date of acquisition. A component of the purchase price remains subject to working capital adjustments that have not been finalized through the date of this filing.

        The transaction has been accounted for as a business combination and is included in the Company's results of operations from July 29, 2010, the date of acquisition. The acquired business contributed revenues of $8,944 to the Company for the period from acquisition to January 1, 2011. The results of the acquired business are included in the Company's sapphire business segment.

        Significant judgment is required in estimating the fair value of intangible assets acquired in a business combination and in assigning their respective useful lives. The Company employed the income method to estimate the fair value of intangible assets, which was based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand's relative market position and the discount rate applied to the cash flows, among others.

        During the quarter ended January 1, 2011, the Company continued to refine the fair value of the net assets acquired from the acquisition of Crystal Systems. The impact of these changes decreased the fair value of consideration transferred and net assets acquired by $1,100, respectively. The change in net assets acquired was primarily related to a decrease in the fair value of property, plant, equipment of $842, an increase in the fair value of intangible assets of $5,900, an increase of deferred tax liabilities of $1,902, offset by a net decrease in goodwill of $4,322. These changes were attributable to the ongoing determination of the facts and circumstances related to the assumptions applied in the determination of the fair value of net assets acquired.

        As of January 1, 2011, the purchase price (including the estimated contingent consideration) and related allocations for the acquisition are still preliminary. The Company is currently in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related tax basis. As a result of the preliminary purchase price allocation, the Company recognized approximately $42,578 of goodwill which is primarily due to the expected future cash flows

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisition of Crystal Systems, Inc. (Continued)

from yet undeveloped intangible assets such as future technology and the assembled workforce. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of Crystal Systems is as follows:

Fair value of consideration transferred:
Cash	$24,798
Common stock	30,938
Contingent consideration obligations	12,500

Total fair value of consideration	$68,236

Fair value of assets acquired and liabilities assumed:
Cash	$2,028
Accounts receivable	1,405
Inventories	2,841
Prepaid expenses and other assets	589
Property, plant and equipment	7,467
Intangible assets	24,000
Deferred tax assets	726
Goodwill	42,578
Customer deposits	(974)
Accounts payable, accrued expenses and other non-current liabilities	(1,510)
Deferred tax liabilities	(10,914)

Total net assets acquired	$68,236

        The purchase consideration includes contingent consideration payable by the Company upon the achievement of a revenue target for calendar year 2010 and revenue and gross margin targets for the fiscal year ending March 31, 2012, as well as technical targets relating to the commissioning of a predetermined number of crystal-growth furnaces and development of ingot growth processes. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain technical targets. Each period the Company revalues the contingent consideration obligations associated with the acquisition to fair value and records changes in the fair value as contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability with respect to the attainment of certain financial and operational metrics. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense recorded in any given period. During the three months ended January 1, 2011, the fair value of the contingent consideration obligation increased by $1,000 to $13,500. The undiscounted range of probable outcomes that the Company initially used to value the contingent consideration arrangement was between $16,000 and $18,650.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisition of Crystal Systems, Inc. (Continued)

        The Company incurred transaction costs of $785 in connection with the acquisition, which consisted primarily of legal and accounting fees. These costs have been recorded as general and administrative expense within the nine months ended January 1, 2011.

        The acquisition of Crystal Systems did not have a material effect on the Company's results of operations. Pro forma results of operations have not been presented due to the immaterial nature of these amounts.

5. Fair Value Measurements

        Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the assumptions used, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at January 1, 2011 and April 3, 2010:

	January 1, 2011
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$222,500	$222,500	$—	$—
Forward foreign exchange contracts—assets	$56	$—	$56	$—
Forward foreign exchange contracts—liabilities	$(376)	$—	$(376)	$—
Contingent consideration	$13,500	$—	$—	$13,500

	April 3, 2010
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$226,052	$226,052	$—	$—
Commercial paper	$19,967	$—	$19,967	$—
Forward foreign exchange contracts—liabilities	$(229)	$—	$(229)	$—

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

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Fair Value Measurements (Continued)

        The Company's counterparties to its forward foreign exchange transactions are financial institutions. These forward foreign exchange contracts are measured at fair value using a valuation which represents a good faith estimate of the midmarket value of the position, based on estimated bids and offers for the positions, which are updated each reporting period. The Company considers the effect of credit standings in these fair value measurements. There have been no changes in the valuation techniques used to measure the fair value of the Company's forward foreign exchange contracts.

        The Company determined the fair value of its contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain technical targets. The key assumptions used in the model include: (i) discount rates of 2.1% for the purpose of discounting the expected cash flows for one of the technical targets and 17.5% for the financial and remaining technical targets; (ii) probability adjusted levels of revenue for the year ending December 31, 2010 and probability adjusted revenue and gross margin levels for the period ending March 31, 2012; and (iii) probability factors related to the attainment of certain technical targets. During the three months ended January 1, 2011, the Company revised the probability factor associated with the revenue target for the calendar year ending December 31, 2010, to 100%. The impact of the change in this probability factor was recorded to the income statement as contingent consideration expense for the three months ended January 1, 2011. The undiscounted range of outcomes that the Company initially used to value the contingent consideration arrangement was between $16,000 and $18,650. (See Note 4 for further discussion of the Crystal Systems acquisition.)

        Changes in the fair value of the contingent consideration obligations are recorded within general and administrative expense in the condensed consolidated statements of operations and amounts to a total of $657 and $1,000 for the three and nine months ended January 1, 2011, respectively, all of which was allocated to the corporate services reporting segment.

        Changes in the fair value of the Company's Level 3 contingent consideration obligations during the period from July 29, 2010 to January 1, 2011 were as follows:

Acquisition date fair value of contingent consideration obligations	$12,500
Changes in the fair value of contingent consideration obligations	1,000

Fair value at the end of the period	$13,500

        The following table summarizes the amortized costs and estimated fair value of the Company's investments:

	Original Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 3, 2010:
Commercial paper—short-term investments	Less than 1 year	$19,962	$6	$(1)	$19,967

        The carrying amounts reflected in the Company's condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities. We did not hold any short-term investments at January 1, 2011.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

6. Goodwill and Other Intangible Assets

        The following table contains the change in the Company's goodwill during the nine months ended January 1, 2011:

	Photovoltaic Business	Sapphire Business	Total
Balance as of April 3, 2010	$42,600	$—	$42,600
Acquisition of Crystal Systems, Inc.	—	42,578	42,578

Balance as of January 1, 2011	$42,600	$42,578	$85,178

        No impairment losses or other adjustments have been recorded on the Company's goodwill.

        Acquired intangible assets subject to amortization at January 1, 2011 and April 3, 2010 consisted of the following:

		January 1, 2011			April 3, 2010
	Weighted Average Amortization Period
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Photovoltaic & Polysilicon:
Customer relationships	6.0 years	$4,200	$3,500	$700	$4,200	$2,975	$1,225
Technology	4.5 years	8,000	8,000	—	8,000	6,885	1,115
Trade names	6.0 years	2,400	2,000	400	2,400	1,700	700
Supplier relationships	5.0 years	1,100	1,100	—	1,100	935	165

Subtotal:		15,700	14,600	1,100	15,700	12,495	3,205
Sapphire:
Customer relationships	6.0 years	4,100	287	3,813	—	—	—
Technology	10.0 years	17,300	727	16,573	—	—	—
Order backlog	1.5 years	500	271	229	—	—	—
Trade names	8.0 years	1,100	57	1,043	—	—	—
Non-compete agreements	5.8 years	1,000	75	925	—	—	—

Subtotal:		24,000	1,417	22,583	—	—

		$39,700	$16,017	$23,683	$15,700	$12,495	$3,205

        The weighted average remaining amortization periods for the photovoltaic and polysilicon intangibles and from the sapphire intangibles were 0.25 years and 8.5 years, respectively, as of January 1, 2011. As of

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

6. Goodwill and Other Intangible Assets (Continued)

January 1, 2011, the estimated future amortization expense for the Company's intangible assets is as follows:

Fiscal Year Ending	Amortization Expense
2011 (remaining three months)	$1,126
2012	3,750
2013	2,859
2014	2,859
2015	2,803
2016	2,803
Thereafter	7,483

7. Customer Concentrations

        The following customers comprised 10% or more of the Company's total revenues or total accounts receivable as of or for the periods indicated:

	Three Months Ended		Nine Months Ended
	Revenue		Revenue		Accounts Receivable
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009	January 1, 2011	April 3, 2010
Photovoltaic Customers
Customer #1	$50,150	*	*	*	$17,441	*
Customer #2	34,608	*	$172,259	*	11,454	*
Customer #3	*	*	*	*	*	$8,391
Customer #4	*	*	*	*	*	7,570
Polysilicon Customers
Customer #5	*	$44,483	*	$77,696	*	12,127
Customer #6	*	39,594	*	39,605	*	*
Customer #7	*	21,143	*	*	*	*
Customer #8	*	20,554	*	*	*	*
Customer #9	*	*	*	47,577	*	*

*
Amounts from these customers were either zero or less than 10% of the total as of or during this period.

        The Company requires most of its PV and polysilicon customers to either post letters of credit and/or make advance payments prior to delivery. Approximately $88,678 (89%) and $41,583 (or 79%) of total accounts receivable as of January 1, 2011 and April 3, 2010, respectively, were secured by letters of credit.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Derivative and Hedging Activities

        The Company enters into forward foreign exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months of entering into the contract. As of January 1, 2011, the Company had forward foreign exchange contracts with notional amounts of €16,934 and Swiss Franc 702 that qualified as cash flow hedges.

        The following table sets forth the balance sheet location and fair value of the Company's forward foreign exchange contracts at January 1, 2011 and April 3, 2010:

	Balance Sheet Location	January 1, 2011 Fair Value	April 3, 2010 Fair Value
Cash Flow Hedges
Forward foreign exchange contracts—assets	Other current assets	$56	$—
Forward foreign exchange contracts—liabilities	Accrued expenses	$(376)	$(229)

        The following table sets forth the effect of the Company's forward foreign exchange contracts designated as hedging instruments on the consolidated statement of operations for the three and nine months ended January 1, 2011 and December 26, 2009.

	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended:
January 1, 2011	$404	Cost of revenue	$(470)	Other, net	$—
December 26, 2009	$228	Cost of revenue	$244	Other, net	$—
Nine months ended:
January 1, 2011	$813	Cost of revenue	$(666)	Other, net	$—
December 26, 2009	$(2,902)	Cost of revenue	$474	Other, net	$(2,054)

        Approximately $1,947 of accumulated loss as of January 1, 2011 is expected to be reclassified into earnings over the next twelve months.

        The interest component of forward foreign exchange contracts has been expensed and was not material during the three and nine months ended January 1, 2011.

9. Inventories

        Inventories consisted of the following:

	January 1, 2011	April 3, 2010
Raw materials	$92,706	$42,846
Work-in-process	7,989	12,260
Finished goods	19,696	13,752

	$120,391	$68,858

        Inventory-related excess and obsolete charges of $2,122 and $6,281 were recorded in cost of revenue for the nine months ended January 1, 2011 and December 26, 2009, respectively.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

10. Warranty

        The following table presents warranty activities:

	Nine Months Ended
	January 1, 2011	December 26, 2009
Product warranty liability, beginning of the period	$1,280	$2,231
Accruals for new warranties issued	6,489	435
Payments under warranty	(2,121)	(1,491)

Product warranty liability, end of period	$5,648	$1,175

11. Income Taxes

        The Company accounts for income taxes at each interim period using its estimated annual effective tax rate which takes into account operations in the US and in other tax jurisdictions. Any discrete tax adjustments are recorded in the specific quarter they arise.

        The Company's effective tax rate for fiscal 2011 has changed from that of fiscal 2010 owing principally to proportionally higher expected levels of income in lower tax jurisdictions as a result of the Company's continued transition of its global operations center to Hong Kong as well as the retroactive reinstatement of the federal research and development tax credit. These decreases were partially offset by management's reassessment of certain tax issues currently under examination by taxing authorities.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended January 1, 2011 is as follows:

Unrecognized tax benefits at April 2, 2010	$579
Increases related to current year tax positions	9,162
Increases related to prior year tax positions	773

Unrecognized tax benefits at January 1, 2011	$10,514

        The Company also recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. To date the Company has recorded accruals for interest and penalties of $410 for 2010. Realization of the unrecognized tax benefits would affect the effective tax rate.

        The Company is subject to examination by federal, state, and foreign tax authorities. The Company is currently under examination by the Internal Revenue Service, or IRS, for its fiscal years ending March 31, 2007 and 2008.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12. Commitments and Contingencies

Lease Commitments

        In connection with the acquisition of Crystal Systems, the Company has assumed an operating lease for office and manufacturing facilities to support its sapphire business. The lease has a remaining term of 13 years with future total minimum lease payments of $9,988 due under the agreement.

Purchase Commitments

        The Company's commitments to purchase raw materials, research and development and other services from various suppliers and vendors are estimated to be $364,120 and $219,139 as of January 1, 2011 and April 3, 2010, respectively, substantially all of these commitments as of January 1, 2011 are due within the next twelve months. The above commitments include amounts related to capital expenditures in connection with the expansion of our sapphire business.

Contingencies

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the "Court"), against the Company, certain of its officers and directors, certain underwriters of its July 24, 2008 initial public offering and others, including certain investors in the Company (the "federal class actions"). On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International, Inc., et al. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The lead plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for the Company's July 24, 2008 initial public offering, and other public statements, regarding the Company's business relationship with LDK Solar, Ltd., one of the Company's customers, JYT Corporation, one of the Company's competitors, and certain of the Company's products, including the Company's DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendant's motion. Following the Court's denial of the motion, the parties submitted a proposed joint case management order, which the Court approved on November 6, 2009. The case management order provides for discovery to close on May 25, 2011.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District (the "State Court"), under the caption Hamel v. GT Solar International, Inc., et al., against the Company, certain of the Company's officers and directors and certain underwriters of its July 24, 2008 initial public offering (the "state class action"). The state class action plaintiffs assert claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for the Company's July 24, 2008 initial public offering, and other

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12. Commitments and Contingencies (Continued)

public statements, regarding the status of the Company's business relationship with LDK Solar. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the State Court should deem just and proper.

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

        The Company intends to defend these actions vigorously. The Company believes that the resolution of these suits will not result in a material adverse effect to the Company's consolidated financial position and results of operations. However, due to the inherent uncertainties that accompany litigation of this nature, there can be no assurance that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on the Company's consolidated financial position and results of operations. The Company is not presently able to reasonably estimate a potential loss or range of loss related to the lawsuits.

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

13. Long-Term Debt and Revolving Credit Facility

        On December 13, 2010, the Company entered into a credit agreement (the "Credit Agreement"), with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement consists of a term loan facility (the "Term Facility") in an aggregate principal amount of $125,000 with a final maturity date of December 13, 2013 and a revolving credit facility (the "Revolving Facility") in an aggregate maximum principal amount of $75,000 with a final maturity date of December 13, 2013. The Term Facility will be repaid in equal quarterly installments in an aggregate annual amount equal to 15% of the original principal amount of the Term Facility, with the balance payable on December 13, 2013. The full amount of the Term Facility was drawn by the Company on December 13, 2010 and no amounts have been drawn on the Revolving Facility. The Company uses the Revolving Facility in connection with the issuance of letters of credit.

        On December 13, 2010, the Company and the other parties to the Credit Agreement also entered into a Guarantee and Collateral Agreement (the "Guarantee and Collateral Agreement"). Pursuant to the Guarantee and Collateral Agreement, the obligations of the Company under the Credit Agreement are guaranteed by each of the Company's wholly-owned domestic subsidiaries and secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, certain investment property, certain deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of the Company's wholly-owned restricted domestic subsidiaries (limited in the case of pledges of capital stock of any foreign subsidiaries, to 65% of the capital stock of any first-tier foreign subsidiary), subject to certain exceptions and thresholds.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

13. Long-Term Debt and Revolving Credit Facility (Continued)

        Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) an alternate base rate or an adjusted London Interbank Offered Rate ("LIBOR") rate plus, in each case, an applicable margin. Such applicable margin will be 3.25% in the case of alternate base rate loans and 4.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of alternate base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every 3 months. A commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Revolving Facility. The Term Facility borrowing rate in effect at January 1, 2011 was 4.51%.

        Over the next four fiscal years, the Company will be required to repay the following principal amounts under the Term Facility (amounts in thousands):

Fiscal Year Ending	Principal Payments
2011 (remaining three months)	$4,687
2012	18,750
2013	18,750
2014	82,813

Total	$125,000

        The Company may at its option prepay borrowings under the Credit Facility, at anytime without penalty subject to conditions set forth in the Credit Facility. The Company is required to make mandatory prepayments with:

  •
  50% of excess cash flow (as defined in the Credit Agreement) in any fiscal year commencing with the fiscal year ending March 31, 2012 (as reduced by voluntary repayments of the Term Facility); and

  •
  100% of the net cash proceeds (as defined in the Credit Agreement) of all asset sales or other dispositions of property by the Company and its subsidiaries, subject to certain exceptions.

        In addition, if the amount of all then outstanding letters of credit exceeds $75,000 or the borrowing base (as defined in the Credit Agreement), the Company will be obligated to pay the excess, subject to certain exceptions. The borrowing base will be determined from time to time as the sum of: (a) consolidated adjusted EBITDA (as defined in the Credit Agreement) for the four preceding fiscal quarters multiplied by 3; plus (b) the balance of unrestricted cash and cash equivalents as of the determination date. These mandatory prepayments are required to be applied pro rata to the remaining amortization payments under the Term Facility.

        The Credit Agreement imposes several financial covenants on the Company and its subsidiaries, including, but not limited to (i) maximum capital expenditures of $50,000 during the two quarters ended April 2, 2011 and $40,000 in any fiscal year thereafter, (ii) minimum ratio of consolidated adjusted EBITDA to consolidated fixed charges (as defined in the Credit Agreement) ranging from 1.0 to 1 to 2.0 to 1 at various times during the term of the Credit Agreement and (iii) maximum leverage ratio (as defined in the Credit Agreement) of 0.6 to 1.0 throughout the term of the Credit Agreement.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

13. Long-Term Debt and Revolving Credit Facility (Continued)

        In addition, the Company has agreed to maintain all of its cash and permitted investments (as defined in the Credit Agreement) (collectively, "Pledged Cash") in deposit or securities accounts in the United States that are subject to a lien in favor of the collateral agent for the benefit of the secured parties and perfected by control, provided that the Company shall not be required to maintain Pledged Cash greater than 110% of the aggregate amounts of outstanding principal amounts of the Term Facility and the revolving credit exposure. The Pledged Cash is available to fund operations and is not restricted.

        The Credit Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters (in addition to the financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Agreement, transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends. In addition, the Credit Agreement places certain restrictions on the Company's ability to operate its business, including but not limited to the following:

  •
  Restrictions on investments, loans and advances exceeding $25,000, except for those existing prior to the execution of the Credit Agreement

  •
  Restrictions on loans and advances in the ordinary course of business to its employees exceeding $5,000

  •
  Restrictions on the (i) repurchase of the Company's equity interests from its employees, (ii) entering into severance agreements with its employees and (iii) payments in connection with the death or disability of such employees, in a total aggregate amount exceeding $10,000 in any fiscal year.

        Such restrictions will place certain limitations on the Company's ability to fund its operations. The Company and each of its subsidiaries are restricted from making investments, loans or advances, in the form of dividends or otherwise, in excess of $25,000. We have therefore determined that the consolidated net assets, less $25,000, or $116,286, are subject to restriction at January 1, 2011.

        In connection with entering into the Credit Agreement the Company terminated its agreement with Bank of America, N.A. pursuant to which the Company had cash collateralized its outstanding letters of credit. The outstanding letters of credit under the previous agreement were deemed to be letters of credit under the Credit Agreement and are subject to the terms and provisions of the Credit Agreement.

        As of January 1, 2011, the Company had $18,722 of outstanding standby letters of credit that were issued against the Revolving Facility. The majority of the standby letters of credit are related to customer deposits.

        Interest expense related to Term Facility and Revolver Facility was $397 for the three and nine months ended January 1, 2011, which includes amortization of debt fees related to both facilities, as well as the commitment fee associated with the Revolver Facility. The carrying value of the amounts drawn under the Term Facility and the associated accrued interest total $125,313 as of January 1, 2011. The carrying amount of the Term Facility and accrued interest approximate its fair value. Interest capitalized on construction-in-process contracts for the three months ended January 1, 2011 was not material.

        As of January 1, 2011, there were no amounts available for borrowing under the Term Facility and $56,278 available for borrowing under the Revolving Facility.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Stockholders' Equity

        The following table presents the changes in stockholders' equity for the nine months ended January 1, 2011 is provided below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 3, 2010	143,815	$1,438	$86,644	$96,049	$(5,145)	$178,986
Net income	—	—	—	122,861	—	122,861
Other comprehensive loss(1)	—	—	—	—	(169)	(169)
Common stock issued for Crystal Systems acquisition	5,446	54	30,884	—	—	30,938
Retirement of common stock repurchased(3)	(26,500)	(265)	(12,604)	(190,607)	—	(203,476)
Foreign currency translation and other adjustments	—	—	—	—	415	415
Option exercises and vesting of restricted stock units	2,299	23	6,053	—	—	6,076
Share based compensation expense	—	—	5,663	—	—	5,663
Excess tax benefit from share-based award activity	—	—	1,252	—	—	1,252
Minimum tax withholding payments for employee share-based awards(2)	(149)	(1)	(1,259)	—	—	(1,260)

Balance at January 1, 2011	124,911	$1,249	$116,633	$28,303	$(4,899)	$141,286

(1)
Other Comprehensive loss for the nine-month period ended January 1, 2011 is comprised of $(166) change in derivative instruments and a $(3) change in the unrealized gain/loss on available for sale securities, net of tax.

(2)
Purchase of shares surrendered by employees to satisfy minimum tax withholding obligations on the vesting of restricted stock unit awards and subsequently retired.

(3)
On November 12, 2010, the Company repurchased 26,500 shares of the Company's common stock from GT Solar Holdings, LLC ("Holdings") at a per share price of $7.66, or an aggregate of approximately $203,476. The shares were retired and the cost of the repurchase has been allocated to retained earnings and additional paid-in capital based on the additional paid-in capital related to the issue of common stock with the excess charged to retained earnings.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

15. Share-Based Compensation

        The Company recorded $1,761 and $1,367 of expense related to share-based compensation during the three months ended January 1, 2011 and December 26, 2009, respectively, and $5,663 and $3,813 of expense during the nine months ended January 1, 2011 and December 26, 2009, respectively. Share-based compensation cost capitalized as part of inventory was not material for all periods presented.

        During the nine months ended January 1, 2011, the Company granted 1,040 options to purchase shares of the Company's common stock to certain employees of the Company. The stock options are exercisable at a weighted average price of $5.86 per share, which is based on the fair value of the Company's common stock on the date of grant, and expire 10 years from the date of grant. The total fair value of the stock options granted during this nine month period was $3,011, or $2.90 per share. The fair value of the stock options was estimated using the Black-Scholes option pricing model which uses highly subjective assumptions including the expected stock price volatility. The fair value of the Company's stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 1.8%, expected average life of 6 years and an expected stock price volatility of 50.3%.

        During the nine months ended January 1, 2011, the Company granted 1,827 restricted stock units to certain employees and directors of the Company. Restricted stock units provide for the holder to receive shares of the Company's common stock at the time such units vest or restrictions on such units lapse in accordance with the terms of the restricted stock unit agreement. The total fair value of the restricted stock units, which was based on the fair value of the Company's common stock on the date of grant, was $14,022, or $7.67 on a weighted average per share basis.

        As of January 1, 2011, the Company had unamortized share-based compensation expense of approximately $22,110, after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 2.9 years.

16. Earnings Per Share

        The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Weighted average common shares—basic(1)	136,562	143,446	143,124	143,301
Dilutive common stock options and awards	2,145	1,823	2,001	2,003

Weighted average common and common equivalent shares—diluted	138,707	145,269	145,125	145,304

(1)
On November 12, 2010, the Company repurchased 26,500 shares of the Company's common stock from Holdings. The impact of this repurchase on the weighted average shares was a reduction of 14,560 and 4,853, for the three and nine months ended January 1, 2011, respectively.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

16. Earnings Per Share (Continued)

        Potential common stock equivalents excluded from the calculation of dilutive earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Weighted average restricted stock units and common stock options having no dilutive effect	797	4,436	2,136	2,969

17. Comprehensive Income

        The following table summarizes components of total comprehensive income for the three and nine months ended January 1, 2011 and December 26, 2009:

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Net income	$63,584	$36,771	$122,861	$53,985
Change in the fair value of derivative instruments, net of tax effect of $(105), $191, $(19) and $(1,185), respectively	(39)	(281)	(166)	3,297
Changes in unrealized gain/loss on available for sale securities, net of tax effect of $1, $0, $2 and $0, respectively	(2)	—	(3)	—
Foreign currency translation adjustment	142	5	415	3

Total comprehensive income	$63,685	$36,495	$123,107	$57,285

        The following table summarizes the components of accumulated other comprehensive loss as of January 1, 2011 and April 3, 2010:

	January 1, 2011	April 3, 2010
Cash flow hedges of foreign exchange, net of tax	$(5,430)	$(5,264)
Unrealized gain on available for sale securities, net of tax	—	3
Foreign currency translation adjustment	531	116

Total	$(4,899)	$(5,145)

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Segment Information

        The Company reports its results in three segments: the photovoltaic (PV) business, the polysilicon business and the sapphire business.

        The PV business manufactures and sells directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast multicrystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells. The Company's PV business provided services related to the production of photovoltaic wafers, cells and modules, referred to as our turnkey business. During the three months ended July 3, 2010, the Company completed a review of our PV turnkey business and decided to no longer offer these services. This decision was based on the Company's assessment of reduced market opportunities, as well as low gross margins compared to its other product lines. The Company's decision did not impact the recoverability of any tangible or intangible assets, and it did not incur any significant costs to eliminate this product offering.

        The polysilicon business manufactures and sells chemical vapor deposition, or CVD, reactors, used to react gases at high temperatures to produce polysilicon, the key raw material used in solar wafers and cells, as well as engineering services and related equipment.

        On July 29, 2010, the Company acquired 100% of the outstanding shares of common stock of privately-held Crystal Systems. The sapphire business manufactures and sells advanced sapphire crystal growth furnaces that incorporate the Heat Exchanger Method technology, as well as sapphire materials used in LED applications, and other sapphire components used in the defense, medical, aerospace and research industries.

        The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment including the amortization of acquired intangible assets. Corporate services include non-allocable overhead costs, including human resources, legal, finance, information technology, general and administrative, certain corporate integration expenses and corporate marketing expenses. Corporate services assets include deferred tax assets, cash and cash equivalents and other non-allocated assets.

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Segment Information (Continued)

        Financial information for the Company's business segments is as follows:

	Photovoltaic Business	Polysilicon Business	Sapphire Business	Corporate Services	Total
Three months ended January 1, 2011
Revenue	$239,856	$17,332	$5,710	$—	$262,898
Gross profit	112,908	6,852	2,323	—	122,083
Depreciation and amortization	908	152	1,486	826	3,372
Income (loss) from operations	$103,303	$3,816	$(472)	$(11,805)	$94,842
Three months ended December 26, 2009
Revenue	$40,296	$133,261	$—	$—	$173,557
Gross profit	12,900	63,787	—	—	76,687
Depreciation and amortization	804	387	—	557	1,748
Income (loss) from operations	$5,491	$60,634	$—	$(8,508)	$57,617
Nine months ended January 1, 2011
Revenue	$554,071	$64,342	$8,944	$—	$627,357
Gross profit	230,187	27,622	3,322	—	261,131
Depreciation and amortization	2,536	679	1,898	1,964	7,077
Income (loss) from operations	$205,445	$17,559	$(703)	$(31,731)	$190,570
Nine months ended December 26, 2009
Revenue	$122,632	$226,937	$—	$—	$349,569
Gross profit	38,004	107,907	—	—	145,911
Depreciation and amortization	2,278	1,176	—	1,597	5,051
Income (loss) from operations	$18,816	$94,530	$—	$(24,714)	$88,632
Assets
January 1, 2011	$270,662	$238,533	$93,903	$398,216	$1,001,314
April 3, 2010	$198,451	$195,134	$—	$338,496	$732,081

        The following table presents revenue by geographic region, which is based on the destination of the shipments:

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
China	$189,739	$124,194	$433,829	$187,933
Korea	30,067	26,733	67,553	38,816
Other Asia	36,945	12,306	66,772	22,600
Europe	1,257	8,738	49,371	90,457
United States	2,488	1,583	6,707	9,750
Other	2,402	3	3,125	13

Total	$262,898	$173,557	$627,357	$349,569

GT Solar International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Segment Information (Continued)

        A summary of long-lived assets, consisting of net property and equipment, intangible assets and goodwill, by geographical region is as follows:

	January 1, 2011	April 3, 2010
United States	$147,073	$64,020
China	1,483	1,019
Taiwan	87	125
Hong Kong	226	—

Total	$148,869	$65,164

19. Other income (expense), net

        The components of other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Foreign currency gain (loss)	$122	$(66)	$176	$(370)
Offering costs	416	—	(524)	—
Gain (loss) on derivatives-ineffective portion	—	—	—	(2,054)
Other	42	6	256	183

Total other income (expense), net	$580	$(60)	$(92)	$(2,241)

        During the nine months ended January 1, 2011, the Company incurred costs related to offerings of its common stock by GT Solar Holdings, LLC. The Company and Holdings agreed that Holdings would reimburse the Company for certain of the expenses incurred in connection with the September 2010 secondary offering. During the three months ended January 1, 2011 the Company was reimbursed approximately $390. The Company does not expect to receive any additional reimbursements for costs incurred for this offering. As the Company did not receive proceeds from these offerings, these costs are expensed in the periods incurred.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "prospects," "forecasts," "expect," "intend," "may," "will," "plan," "target," and similar expressions or variations intended to identify forward-looking statements and include statements about our expectations of future periods with respect to, among other things, backlog, backlog conversions, gross margins, when our business segments will recognize revenue and the amount that will be recognized, when we will begin shipping sapphire furnaces, potential increase in demand for CVD reactors, customer concentrations, demand for our products, effects of government tariffs, change in tax rates and the reasons therefore, cost of solar equipment, investments in solar energy, growth of our business and product portfolio, fluctuation of polysilicon revenue, long term prospects for the solar industry and our PV segment, PV business accounting for a majority of our revenue for fiscal year 2011, outcome of litigation, research and development expense, tax rates and our plans to produce and sell crystal sapphire materials and advanced sapphire crystal growth furnaces. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following factors and any other factors discussed under the heading titled "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 filed on June 4, 2010, as updated in this Quarterly Report on Form 10-Q:

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

  •
  our inability to develop sapphire furnaces or modify our products to adapt to future changes in the sapphire crystal products and sapphire-based LED industry;

  •
  the restrictions imposed on our operations due to covenants in our credit facilities;

  •
  the impact of changes in laws affecting trade and investments and other decisions made by U.S. or foreign governments on our products;

  •
  our inability to obtain the raw materials that we and our customers require to manufacture products;

  •
  any interruptions to the consistent supply of power which is required to produce quality sapphire crystal material; and

  •
  the effect that hedging activity and common stock sales related to UBS' Mandatorily Exchangeable Notes may have on our stock price.

        The foregoing factors should not be construed as exhaustive and should be read in conjunction with the factors that are included under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 filed with the Securities and Exchange Commission, or the SEC, on June 4, 2010 and the factors indentified in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date of this report or, as of the date given if provided in another filing with the SEC. We undertake no obligation to publicly update or review any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

        GT Solar is a global provider of polysilicon production technology, silicon and sapphire crystalline growth systems and materials for the solar, LED and other specialty markets. Our customers include several of the world's largest solar companies as well as companies in the chemical industry.

        We operate through three business segments: our polysilicon business, our photovoltaic, or PV, business and our sapphire business.

  Polysilicon Business

        Our polysilicon business manufactures and sells chemical vapor deposition, or CVD, reactors, used to react gases at high temperatures to produce polysilicon, the key raw material used in solar wafers and cells, as well as engineering services and related equipment.

  Photovoltaic Business

        Our PV business manufactures and sells directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast multicrystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells. Our PV business provided services related to the production of PV wafers, cells and modules, referred to as our turnkey business. During the three months ended July 3, 2010, we completed a review of our PV turnkey business and decided to no longer offer these services. This decision was based our assessment of reduced market opportunities, as well as low gross margins compared to our other product lines. Our decision did not impact the recoverability of any tangible or intangible assets, and we did not incur any significant costs to eliminate this product offering.

  Sapphire Business

        On July 29, 2010, we acquired privately-held Crystal Systems, Inc., a crystal growth technology company that produces sapphire material used to manufacture material for LED applications, as well as other sapphire components used in the defense, medical, research and aerospace industries. This sapphire business manufactures its products with advanced sapphire crystal growth furnaces that incorporate the Heat Exchanger Method, or HEM, technology. We have begun to commercialize Crystal Systems' advanced sapphire crystal growth furnaces and have entered into contracts to supply such furnaces and we plan to begin shipping furnaces under these contracts in the first-half of the fiscal year ending March 31, 2012. We, however, are new to the sapphire equipment business and have not yet installed a furnace at a customer's facility and have yet to establish when, or whether, we will be able to recognize revenue on these furnaces. In addition to selling advanced sapphire crystal growth furnaces, we intend to continue production and sale of sapphire materials in selected markets.

Factors Affecting the Results of Our Operations

        Demand for our polysilicon and PV products and services are driven by end-user demand for solar power. Key drivers of the demand for solar power include: volatile prices of conventional energy sources; the desire for energy independence to counter perceived geopolitical supply risks surrounding fossil fuels; environmental pollution from fossil fuels and the resulting tightening of emission controls; the competitive cost of energy from alternative renewable energy sources; and government incentive programs that make solar energy more cost competitive and changing consumer preferences towards renewable energy sources.

        In addition, our results of operations are affected by a number of other factors including the availability and market price of polysilicon and sapphire materials, availability of raw materials, foreign exchange rates, interest rates, commodity prices (particularly molybdenum, steel and graphite prices) and macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the international markets in which we conduct business, including China.

        Our results of operations are affected by a number of other factors including, among other things, when we are able to recognize revenue under our PV, polysilicon and advanced sapphire crystal growth furnace contracts. Our revenue recognition policies require, and we expect will continue to require us to defer revenue recognition from shipped equipment and recognize revenue at a later date as more fully described under the caption "Note 2—Significant Accounting Policies—Revenue Recognition" in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on June 4, 2010. Other factors affecting operations include delays in customer acceptances of our products, delays of deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing revenue on contracts in our order backlog.

        Changes in the global capital markets have resulted in a more stringent lending environment which in turn has, at times, caused decreased spending within the PV industry. While we have experienced increased revenue in our PV business during the nine months ended January 1, 2011, the international commercial lending environment has not stabilized and if the availability of capital or credit were to become even more limited than we are currently experiencing, we expect that the results of operations attributable to our PV business, and our other business segments, would be negatively impacted.

        We are required to make significant upfront investment in order to fill orders for our PV, polysilicon and sapphire production equipment. In the past we have had customers for our DSS furnaces and CVD reactors place orders and fail to make any payments (and while we did not complete these orders, we incurred certain expenses). In an attempt to mitigate such risks, we generally require customers to make non-refundable deposits and/or provide letters of credit on most polysilicon, PV and sapphire equipment orders. These advances, however, may not cover all of the expenses we incur in preparing to fill the applicable order. In addition, we have negotiated extensions of the delivery schedules and other modifications under some of our existing contracts and we expect similar negotiations to occur in the future. In addition, when customers fail to make a deposit when due under their contracts, we may terminate, and have terminated, those contracts. When we renegotiate terms of existing contracts with our customers, such negotiations may result in a change in the timing of deliveries and other terms, which may have an impact on our results of operations as more fully described under the heading "—Order Backlog."

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

        Demand for PV on-grid applications, which in turn impacts the demand for PV manufacturing equipment, has historically been dependent in part on the availability and size of government subsidies and economic incentives. The ability of governments to provide economic incentives may be adversely impacted by the recent economic downturn. For example, Germany, which has the world's largest PV installed base, has implemented reductions in solar feed-in tariff rates for certain solar systems and further reductions in solar feed-in tariff rates may be made in the future. Spain, which has also been a major market for PV products, reduced availability of subsidies in 2009 from 2,400 MW per year to 500 MW per year for solar projects. It is difficult to determine the impact that a changing incentive program has on solar module demand and our customers' ability to sell solar modules in a particular geographic market. We believe decreasing module costs will reduce the effect of tariffs on the investment returns for solar projects. In contrast to decreasing incentives in Europe, China continues to maintain policies designed to stimulate its renewable energy sector, including solar power. The changing environment for such government incentive programs creates uncertainty for the solar industry.

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

        We are a new entrant into the sapphire materials and sapphire equipment business. We expect that the results of our sapphire business will depend on the demand for sapphire-based materials and products, and that the majority of our revenue from the sapphire business in the next fiscal year will be attributable to the sale of advanced sapphire crystallization furnaces, and that the revenue from the sale of sapphire material will be comparatively smaller. However, we may not be able to recognize revenue pursuant to existing (or future) contracts to sell advanced sapphire crystallization furnaces in the expected time frame, in which case, a greater percentage of revenue from our sapphire business will be attributable to our materials business. While sapphire-based LED material has been incorporated into many products, including consumer electronics, it will need to be more broadly utilized in other products, such as lighting, for our sapphire business to grow significantly, and that has yet to occur. If sapphire-based LED materials are not used more broadly, we would not expect to see significant demand for our advanced sapphire crystallization furnaces.

        Our quarterly results have fluctuated significantly in the past and we expect that our quarterly results will continue to fluctuate significantly in the future.

Acquisition of Crystal Systems, Inc.

        On July 29, 2010, we acquired 100% of the outstanding shares of common stock of privately-held Crystal Systems, Inc., or Crystal Systems, a crystalline growth technology company that manufactures sapphire materials used in LED applications, and other sapphire components used in the defense, medical, research and aerospace industries. The purchase consideration consisted of $24.8 million in cash, approximately 5.4 million shares of our common stock valued at $30.9 million (based on the closing market price of our common stock on the date of the acquisition) and a potential additional $18.7 million of contingent consideration based on the attainment of certain financial and technical targets through the period ending March 31, 2012. The fair value of the contingent consideration was $12.5 million at the date of acquisition. During the three months ended January 1, 2011 the fair value of the contingent consideration obligation increased by $1.0 million to $13.5 million. A component of the purchase price remains subject to working capital adjustments that have not been finalized through the date of this filing.

        The transaction has been accounted for as a business combination and is included in our results of operations beginning on July 29, 2010, the date of acquisition. The acquired business contributed revenues of $8.9 million for the period from July 29, 2010 to January 1, 2011. The results of the acquired business are included in our sapphire business segment.

        We incurred transaction costs of $0.8 million, which consisted primarily of legal and accounting fees, in connection with the Crystal Systems acquisition. These costs have been recorded as general and administrative expense for the nine months ended January 1, 2011.

        In connection with our acquisition of Crystal Systems, we agreed to make capital expenditures of at least $22 million through March 31, 2012 to develop the sapphire material business and, in part, to support the achievement of the financial and technical targets associated with the contingent consideration.

Order Backlog

        The table below sets forth our order backlog as of January 1, 2011 and April 3, 2010 by business segment:

	January 1, 2011		April 3, 2010
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$529	43%	$441	49%
Polysilicon business	602	49%	465	51%
Sapphire business	96	8%	—	—

Total	$1,227	100%	$906	100%

  Photovoltaic and Polysilicon Businesses

        Our order backlog for our PV and polysilicon businesses consists of written contractual commitments and signed purchase orders. Our order backlog includes deferred revenue which represents equipment that has been shipped to customers but not yet recognized as revenue. Substantially all of the contracts in our order backlog for these businesses require the customer to either post a standby letter of credit in our favor and/or make advance payment prior to shipment of equipment. Our order backlog attributable to our PV and polysilicon businesses as of January 1, 2011, included deferred revenue of $388.1 million, of which $113.4 million related to our PV business and $274.7 million related to our polysilicon business. Cash received in deposits related to our order backlog where deliveries has not yet occurred was $166.3 million as of January 1, 2011.

        From the date of a written commitment, we generally would expect to deliver PV products over a period ranging from three to nine months and polysilicon products over a period ranging from twelve to eighteen months, however, in certain cases revenue may be recognized over longer periods. Disregarding the effect of any contract terminations or modifications, we would expect to convert approximately 65% of our January 1, 2011 PV and polysilicon order backlog into revenue during the next twelve months and approximately 35% thereafter. Although most of our orders require substantial non-refundable deposits, our order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. We began tracking our backlog as a performance measure on a consistent basis during 2007.

        If a customer fails to perform on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages. During the nine months ended January 1, 2011, we terminated or modified contracts resulting in a $10.2 million reduction in our order backlog (86% of the reduction was from three contracts). During the fiscal year ended April 3, 2010, we terminated or modified contracts resulting in a $105 million reduction in our order backlog (95% of the reduction was from 9 contracts). During the nine months ended January 1, 2011, we recorded revenues of $44.4 million from terminated contracts and during the fiscal year ended April 3, 2010, we recorded revenues of $21.1 million from terminated contracts.

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

        As of January 1, 2011, our PV and polysilicon order backlog consisted of contracts with 35 PV customers, 25 of which have orders of $3 million or greater and contracts with 9 polysilicon customers, all of which have orders of $3 million or greater. Our PV and polysilicon order backlog as of January 1, 2011, included $347.3 million attributed to one customer representing 10% or more our order backlog.

  Sapphire Business

        As of January 1, 2011, our order backlog for our sapphire business was comprised primarily of contracts related to our sapphire crystal growth furnaces that were received during the three months ended January 1, 2011. In addition, our backlog includes short-term contracts or sales orders for sapphire materials. From the date of a written commitment, we generally would expect to deliver sapphire material products over a period ranging from three to nine months. We are in the process of commercializing our sapphire crystal growth furnaces and expect to begin delivering furnaces in the first half of the fiscal year ending March 31, 2012. As of January 1, 2011, our sapphire business backlog consisted of several customers, three of which had orders of greater than $3 million. Our January 1, 2011 backlog for the sapphire segment included new orders totalling $88.9 million, of which $84.7 million was related to sapphire equipment and $4.2 million was related to sapphire material purchases.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three and nine months ended January 1, 2011 and December 26, 2009:

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Statement of Operations Data:*
Revenue	100%	100%	100%	100%
Cost of revenue	54	56	58	58

Gross profit	46	44	42	42
Research and development	3	3	3	5
Selling and marketing	2	1	2	3
General and administrative	5	6	6	8
Amortization of intangible assets	1	1	1	1

Income from operations	35	33	30	25
Interest income	—	—	—	—
Interest expense	—	—	—	—
Interest component of forward foreign exchange contracts	—	—	—	—
Other income (expense), net	—	—	—	(1)

Income before income taxes	35	33	30	24
Provision for income taxes	12	12	11	9

Net income	23%	21%	19%	15%

*
percentages subject to rounding.

Three Months Ended January 1, 2011 compared to Three Months Ended December 26, 2009.

        On July 29, 2010, we acquired Crystal Systems. The sapphire business is being treated as a separate segment for financial reporting purposes. Our revenue for the three months ended January 1, 2011 includes revenue from our sapphire business.

        Revenue.    The following table sets forth total revenue for the three months ended January 1, 2011 and December 26, 2009:

	Three Months Ended
Business Category	January 1, 2011	December 26 2009	Change	% Change
	(dollars in thousands)
Photovoltaic equipment	$232,990	$39,098	$193,892
Photovoltaic services, parts and other	6,866	1,198	5,668

Total photovoltaic business	239,856	40,296	199,560
Polysilicon business	17,332	133,261	(115,929)
Sapphire business	5,710	—	5,710

Total revenue	$262,898	$173,557	$89,341	51%

        Our total revenue increased 51% for the three months ended January 1, 2011 as compared to the three months ended December 26, 2009, primarily due to increased demand in our PV business, offset in part by a reduction in revenue from our polysilicon products and services.

        Revenue from our PV business increased 495% to $239.9 million for the three months ended January 1, 2011 as compared to $40.3 million for the three months ended December 26, 2009. The increase is primarily due to increased demand for our DSS products from solar manufacturers over the past several months and the introduction of our DSS 450HP units.

        PV equipment revenue increased 496% to $233.0 million for the three months ended January 1, 2011 as compared to $39.1 million for the three months ended December 26, 2009. Our PV equipment revenue includes sales of DSS units as well as other PV equipment. During the three months ended January 1, 2011, revenue from DSS sales increased 663% to $225.4 million as compared to $29.5 million for the three months ended December 26, 2009, which prior year period included $2.6 million of a non-refundable deposit from a contract termination. The increase in the sale of DSS units is primarily attributed to near-term demand for ingot manufacturing capacity by our Asian customers and the initial orders for our recently introduced DSS 450HP unit. During the three months ended July 3, 2010 we began shipping these units and during the three months ended October 2, 2010, we began to recognize revenue on these units when we were able to obtain sufficient evidence of customer acceptance in accordance with our revenue recognition policy. Sales of other PV equipment accounted for $7.6 million of our revenue for the three months ended January 1, 2011 and $9.6 million of our revenue for the three months ended December 26, 2009, which included $7.5 million from a terminated turnkey contract. Other PV equipment revenue is primarily attributed to ancillary equipment under our DSS contracts, which can vary based upon specific customer requirements, as well as revenue from PV turnkey integration contracts. There was no revenue from turnkey contracts for the three months ended January 1, 2011 and $7.5 million related to a turnkey contract termination for the three months ended December 26, 2009.

        Revenue from PV services, parts and other was $6.9 million for the three months ended January 1, 2011 and $1.2 million for the three months ended December 26, 2009. This increase is primarily related to the sale of upgrade kits that convert our standard DSS 450 unit to a DSS 450HP unit, which we introduced during the three months ended July 3, 2010.

        Revenue from our polysilicon business decreased by 87% to $17.3 million for the three months ended January 1, 2011 as compared to $133.3 million for the three months ended December 26, 2009, which prior year period included $9.4 million of a non-refundable deposit from a contract termination. Polysilicon revenue may fluctuate significantly from period to period due to the cyclical nature of our business and the variability inherent in meeting post-delivery customer acceptance provisions related to reactor performance. Revenue in our polycilicon business is recognized only upon acceptance of product, whether existing or new, unless acceptance becomes perfunctory. As a result our polysilicon business tends to have a higher level of deferred revenue than our PV business. Approximately 71% and 86% of our deferred revenue balance at January 1, 2011 and December 26, 2009, respectively, relates to our polysilicon business. Polysilicon revenue for the three months ended January 1, 2011 substantially relates to contracts that were in our order backlog as of April 2, 2010.

        Included in our backlog are polysilicon contracts that grant contractual rights which require revenue to be recognized ratably over the contract period. Revenue is recognized when all other elements have been delivered and other contract criteria have been met. During the three months ended January 1, 2011 and December 26, 2009, we recognized revenue on a ratable basis from one of these contracts of $13.4 million and $19.5 million, respectively. As of January 1, 2011 our deferred revenue balance included $107.9 million related to these contracts which is expected to be recognized as revenue ratably through fiscal year 2013.

        Revenue from our sapphire business was $5.7 million for the three months ended January 1, 2011. Our sapphire business revenue during the period is primarily attributed to the sale of sapphire material used in sapphire-based LED applications, as well as other sapphire components used in the defense, medical, research and aerospace industries. Our sapphire business was acquired on July 29, 2010 and therefore, there is no prior year comparison. We did not recognize any revenue during the period from our sapphire equipment business as we have just begun to receive orders for this area of the sapphire business.

        In both the three months ended January 1, 2011 and December 26, 2009, a substantial percentage of our revenue resulted from sales to a small number of customers. Two of our customers accounted for 32% of our revenue for the three months ended January 1, 2011 and four customers accounted for 73% of our revenue for the three months ended December 26, 2009. No other customer accounted for more than 10% of our revenue during the respective periods.

        Based on our results through January 1, 2011 and our order backlog as of that date, we believe our PV business will account for a majority of our revenue for fiscal year 2011. For the fiscal year ending April 2, 2011, we believe that no one customer will account for more than 25% of our total annual revenue.

        Cost of Revenue, Gross Profit and Gross Margins.    The following table sets forth total cost of revenue and gross profit for the three months ended January 1, 2011 and December 26, 2009:

	Three Months Ended
	January 1, 2011	December 26, 2009	Change	% Change
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$126,948	$27,396	$99,552
Polysilicon business	10,480	69,474	(58,994)
Sapphire business	3,387	—	3,387

Total	$140,815	$96,870	$43,945	45%

Gross profit
Photovoltaic business	$112,908	$12,900	100,008
Polysilicon business	6,852	63,787	(56,935)
Sapphire business	2,323	—	2,323

Total	$122,083	$76,687	$45,396	59%

        Our PV cost of revenue and gross profit increased $99.6 million, or 363%, and $100.0 million, or 775%, for the three months ended January 1, 2011 as compared to the three months ended December 26, 2009, respectively, primarily due to an overall increase in PV revenue. Our polysilicon cost of revenue and gross profit decreased by $59.0 million, or 85%, and $57.0 million, or 89%, for the three months ended January 1, 2011 as compared to the three months ended December 26, 2009, respectively, primarily due to an overall decrease in polysilicon revenue. Our sapphire business was acquired on July 29, 2010 and therefore, there is no prior year comparison.

        The following table sets forth total gross margins for the three months ended January 1, 2011 and December 26, 2009 and, for comparative purposes, the fiscal year ended April 3, 2010:

	Three Months Ended		Fiscal Year Ended
	January 1, 2011	December 26, 2009	April 3, 2010
Gross margins
Photovoltaic business	47%	32%	34%
Polysilicon business	40%	48%	44%
Sapphire business	41%	—	—
Overall	46%	44%	40%

        Overall gross profit as a percentage of revenue, or gross margin, increased to 46% for the three months ended January 1, 2011 from 44% for the three months ended December 26, 2009, primarily related to favorable product mix, improved factory utilization and the maintenance of the prices we charge for our products.

        Our PV gross margins for the three months ended January 1, 2011 were 47% as compared to 32% for the three months ended December 26, 2009. The increase was primarily due to improved factory utilization and other costs, offset in part by an increase in other variable costs including packing and shipping costs, as a result of an increase in sales and order volume in the three months ended January 1, 2011. For the three months ended December 26, 2009, we incurred unusual costs associated with low factory utilization as well as other costs due to the reduction in order volume. In addition, during the same period in fiscal 2010, we recognized revenue of $7.5 million on a turnkey contract termination that generated a gross margin of less than 8%.

        Our polysilicon gross margins for the three months ended January 1, 2011 were 40% as compared to 48% for the three months ended December 26, 2009. The decrease was primarily due to an overall reduction in polysilicon revenue and mix of polysilicon revenue during the three months ended January 1, 2011.

        Our gross margins in our PV and polysilicon businesses tend to vary depending on the volume, pricing and timing of revenue recognition.

        Our sapphire business gross margins were 41% for the three months ended January 1, 2011 from the sale of sapphire materials. Our sapphire business margins may vary depending on the demand for sapphire-based LED materials as well as other crystal sapphire material, as well as volume and customer and product mix. Our sapphire business was acquired on July 29, 2010 and, therefore, there is no prior year comparison. With respect to the materials component of our sapphire business, we expect that the gross margins will fluctuate significantly in the future.

        Research and Development.    The following table sets forth total research and development expenses for the three months ended January 1, 2011 and December 26, 2009:

	Three Months Ended
	January 1, 2011	December 26, 2009	Change	% Change
	(dollars in thousands)
Research and development
Photovoltaic business	$5,292	$4,191	$1,101
Polysilicon business	1,194	1,124	70
Sapphire business	253	—	253

Total	$6,739	$5,315	$1,424	27%

        Research and development expenses increased 27% to $6.7 million for the three months ended January 1, 2011, as compared to $5.3 million for the three months ended December 26, 2009. The increase was primarily related to an increase in material and payroll and payroll related costs of $1.4 million as we continue to incur such costs associated with our next generation DSS products, which were offset in part by the reallocation of polysilicon engineering resources to support customer contracts. Our spending on research and development activities is directly related to projects under development and the timing of the spending associated with each of the projects may vary from quarter to quarter. We expect our rate of spending in research and development to increase over the remainder of the fiscal year ended April 2, 2011, as we expect to continue to invest in new product development and attempt to expand our product base in each of our businesses.

        Selling and Marketing.    The following table sets forth total selling and marketing expenses for the three months ended January 1, 2011 and December 26, 2009:

	Three Months Ended
	January 1, 2011	December 26, 2009	Change	% Change
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$3,166	$975	$2,191
Polysilicon business	1,196	1,422	(226)
Sapphire business	117	—	117

Total	$4,479	$2,397	$2,082	87%

        Selling and marketing expenses increased 87% to $4.5 million for the three months ended January 1, 2011 from $2.4 million for the three months ended December 26, 2009. Selling and marketing expenses for our PV business increased by approximately $2.2 million, primarily due to an increase in sales commissions of $1.5 million and payroll and payroll-related costs of $0.4 million. Selling and marketing expenses for our polysilicon business decreased by approximately $0.2 million primarily due to a decrease in sales commissions. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.

        General and Administrative.    General and administrative expenses increased 34% to $14.2 million for the three months ended January 1, 2011 from $10.6 million for the three months ended December 26, 2009. The increase was primarily due to higher payroll and payroll-related costs of $1.3 million, in part a result of higher incentive compensation due to our strong operational performance; tax consulting expense of $0.3 million, including consulting related to our transition of our global operations center to Hong Kong and the acquisition of Crystal Systems; facilities and office expenses of $0.6 million; and $0.7 million in earn-out accretion in connection with the acquisition of Crystal Systems.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets increased 136% to $1.9 million for the three months ended January 1, 2011 from $0.8 million for the three months ended December 26, 2009. The increase is due to the amortization of intangible assets related to the Crystal Systems acquisition, as well as a mix in the intangibles being amortized, as certain intangibles related to our PV business became fully amortized during the three months ended January 1, 2011.

        Interest Income.    Interest income remained flat at $0.1 million for the three months ended January 1, 2011 as compared to $0.1 million for the three months ended December 26, 2009. We invest our excess cash primarily in exchange traded money market mutual funds.

        Interest Expense.    Interest expense increased to $0.4 million for the three months ended January 1, 2011 from $0.2 million for the three months ended December 26, 2009 due primarily to interest expense and the amortization of deferred financing costs in connection with entering into our new credit facility during the three months ended January 1, 2011.

        Interest Component of Forward Foreign Exchange Contracts.    The interest component of forward foreign exchange contracts represents the interest rate differential between the two currencies involved in our forward foreign exchange contracts for the specified period of time and can be either a premium or discount at the beginning of the contract and are adjusted to reflect interest rate market condition changes. Such changes can result in interest income or interest expense over the life of the contract. These amounts were not significant for the three months ended January 1, 2011 or December 26, 2009.

        Other Income (Expense), net.    Other income, net was $0.6 million for the three months ended January 1, 2011 as compared to other expense, net of $(0.1) million for the three months ended December 26, 2009. The income was primarily due to a reimbursement of $0.4 million for costs we incurred in connection with our secondary offering in September 2010, as well as gains recorded on foreign currency transactions.

        Provision for Income Taxes.    Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions world-wide.

        Our world-wide effective tax rate was 33.2% and 36.0% for the three months ended January 1, 2011 and December 26, 2009, respectively. The change in our reported tax rate for the three months ended January 1, 2011, as compared to the same period in 2009, relates to proportionally higher expected levels of income in lower tax jurisdictions as a result of our continued transition of our global operations center to Hong Kong and the retroactive reinstatement of the federal research and development tax credit which are partially offset by an increase in the reserve for unrecognized tax benefits. We review the expected annual effective income tax rates and make changes on a quarterly basis as necessary based on certain factors including changes in forecasted annual operating income by jurisdiction, changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities, and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can change significantly on a quarterly basis. We anticipate that the effective tax rate, exclusive of discrete items, will be approximately 34.5% for the year ended April 2, 2011.

        Net Income.    As a result of the foregoing factors, for the three months ended January 1, 2011, we recorded net income of $63.6 million compared to a net income of $36.8 million for the three months ended December 26, 2009.

Nine Months Ended January 1, 2011 compared to Nine Months Ended December 26, 2009.

        As noted above, we acquired privately-held Crystal Systems on July 29, 2010. This sapphire business is being treated as a separate segment for financial reporting purposes. Our revenue for the nine months ended January 1, 2011 includes revenue from our sapphire business from July 29, 2010 to January 1, 2011.

        Revenue.    The following table sets forth total revenue for the nine months ended January 1, 2011 and December 26, 2009:

	Nine Months Ended
Business Category	January 1, 2011	December 26, 2009	Change	% Change
	(dollars in thousands)
Photovoltaic equipment	$534,897	$118,824	$416,073
Photovoltaic services, parts and other	19,174	3,808	15,366

Total photovoltaic business	$554,071	$122,632	$431,439
Polysilicon business	64,342	226,937	(162,595)
Sapphire business	8,944	—	8,944

Total revenue	$627,357	$349,569	$277,788	79%

        Our total revenue increased 79% to $627.4 million for the nine months ended January 1, 2011 as compared to $349.6 million for the nine months ended December 26, 2009, primarily due to strong demand in our PV business, offset in part by a reduction in revenue from our polysilicon products and services.

        Revenue from our PV business increased 352% to $554.1 million for the nine months ended January 1, 2011 as compared to $122.6 million for the nine months ended December 26, 2009. The increase is primarily due to increased demand for our DSS products from solar manufacturers and the introduction of our DSS 450HP unit.

        PV equipment revenue increased 350% to $535.0 million for the nine months ended January 1, 2011 as compared to $118.8 million for the nine months ended December 26, 2009. Our PV equipment revenue includes sales of DSS units as well as other PV equipment. During the nine months ended January 1, 2011, revenue from DSS sales increased 495% to $483.7 million as compared to $81.3 million for the nine months ended December 26, 2009, which prior period included $2.6 million of a non-refundable deposit from a contract termination. The increase in the sale of DSS units is primarily attributed to near-term demand for ingot manufacturing capacity by our Asian customers and the purchases of our recently introduced DSS 450HP unit. During the three months ended July 3, 2010 we began shipping these units and during the three months ended October 2, 2010, we began to recognize revenue on these units when we were able to obtain sufficient evidence of customer acceptance in accordance with our revenue recognition policy. Sales of other PV equipment accounted for $51.2 million of our revenue for the nine months ended January 1, 2011 and $37.5 million of our revenue for the nine months ended December 26, 2009. Other PV equipment revenue is primarily attributed to ancillary equipment under our DSS contracts, which can vary based upon specific customer requirements, as well as revenue from turnkey contracts. During the nine months ended January 1, 2011, we recognized turnkey revenue of $41.2 million, including $5.7 million from the sale of DSS units and $35.5 million from the sale of other PV equipment. During the nine months ended December 26, 2009, we recognized turnkey revenue totaling $33.0 million, including $5.8 million from the sale of DSS units and $27.2 million from the sale of other PV equipment, which included $7.5 million from a turnkey contract termination.

        During the three months ended July 3, 2010, we completed a review of our PV turnkey business and decided to no longer offer these services. This decision was based on our assessment of reduced market opportunities, as well as low gross margins compared to our other product lines. Our decision did not impact the recoverability of any tangible or intangible assets, and we did not incur any significant costs to eliminate this product offering.

        Revenue from PV services, parts and other was $19.2 million for the nine months ended January 1, 2011 and $3.8 million for the nine months ended December 26, 2009. This increase is primarily related to the sale of upgrade kits that convert our standard DSS 450 units to a DSS 450HP unit.

        Revenue from our polysilicon business decreased by 72% to $64.3 million for the nine months ended January 1, 2011 as compared to $226.9 million for the nine months ended December 26, 2009, which prior period included $11.1 million of a non-refundable deposit from contract termination. Polysilicon revenue may fluctuate significantly from period to period due to the cyclical nature of this business and the variability inherent in meeting post-delivery customer acceptance provisions related to reactor performance. Revenue in our polycilicon business is recognized only upon acceptance of product, whether existing or new, unless acceptance becomes perfunctory. As a result our polysilicon business tends to have a higher level of deferred revenue than our PV business. Approximately 71% and 86% of our deferred revenue balance at January 1, 2011 and December 26, 2009, respectively, relates to our polysilicon business. Polysilicon revenue for the nine months ended January 1, 2011 substantially relates to contracts that were in our order backlog as of April 2, 2010.

        Included in our backlog are polysilicon contracts that grant contractual rights which require revenue to be recognized ratably over the contract period. Revenue recognition from these contracts commences when all other elements have been delivered and other contract criteria have been met. During the nine months ended January 1, 2011 and December 26, 2009, we recognized revenue on a ratable basis from one of these contracts of $48.5 million and $26.5 million, respectively. As of January 1, 2011, our deferred revenue balance included $107.9 million related to these contracts, which is expected to be recognized as revenue ratably through fiscal year 2013.

        Revenue from our sapphire business was $8.9 million for the nine months ended January 1, 2011. Our sapphire business revenue is attributable to the sale of material used in sapphire-based LED applications, as well as other sapphire components used in the defense, medical, research and aerospace industries. Our sapphire business was acquired on July 29, 2010 and therefore, there is no prior year comparison.

        In both the nine months ended January 1, 2011 and December 26, 2009, a substantial percentage of our revenue resulted from sales to a small number of customers. One of our customers accounted for 27% of our revenue for the nine months ended January 1, 2011 and three customers accounted for 47% of our revenue for the nine months ended December 26, 2009. No other customer accounted for more than 10% of our revenue during the respective periods.

        Based on our results through January 1, 2011 and our order backlog as of that date, we believe our PV business will account for a majority of our revenue for fiscal year 2011. For the fiscal year ending April 2, 2011, we believe that no one customer will account for more than 25% of our total annual revenue.

        Cost of Revenue, Gross Profit and Gross Margins.    The following table sets forth total cost of revenue and gross profit for the nine months ended January 1, 2011 and December 26, 2009:

	Nine Months Ended
	January 1, 2011	December 26, 2009	Change	% Change
	(dollars in thousands)
Cost of revenue
Photovoltaic business	$323,884	$84,628	$239,256
Polysilicon business	36,720	119,030	(82,310)
Sapphire business	5,622	—	5,622

Total	$366,226	$203,658	$162,568	80%

Gross profit
Photovoltaic business	$230,187	$38,004	$192,183
Polysilicon business	27,622	107,907	(80,285)
Sapphire business	3,322	—	3,322

Total	$261,131	$145,911	$115,220	79%

        Our PV cost of revenue and gross profit increased $239.3 million, or 283%, and $192.2 million, or 506%, for the nine months ended January 1, 2011 as compared to the nine months ended December 26, 2009, respectively, reflective of an overall increase in PV revenue. Our polysilicon cost of revenue and gross profit decreased by $82.3 million, or 69%, and $80.3 million, or 74%, for the nine months ended January 1, 2011 as compared to the nine months ended December 26, 2009, respectively, reflective of an overall decrease in polysilicon revenue. Our sapphire business was acquired on July 29, 2010, and therefore there is no prior year comparison.

        The following table sets forth total gross margins for the nine months ended January 1, 2011 and December 26, 2009 and, for comparative purposes, the fiscal year ended April 3, 2010:

	Nine Months Ended		Fiscal Year Ended
	January 1, 2011	December 26, 2009	April 3, 2010
Gross margins
Photovoltaic business	42%	31%	34%
Polysilicon business	43%	48%	44%
Sapphire business	37%	—%	—%
Overall	42%	42%	40%

        Overall gross profit as a percentage of revenue, or gross margin, of 42% for the nine months ended January 1, 2011 was consistent with gross margin of 42% for the nine months ended December 26, 2009.

        Our PV gross margins for the nine months ended January 1, 2011 were 42% as compared to 31% for the nine months ended December 26, 2009. The increase was primarily due to improved factory utilization and other costs offset in part by an increase in other variable costs including packing and shipping costs, as a result of an increase in sales and order volume in the nine months ended January 1, 2011. In addition, included in gross margins for the nine months ended January 1, 2011, was revenue of approximately $40.3 million from a terminated turnkey project that generated a gross margin of approximately 17%. In the nine months ended December 26, 2009 we incurred costs associated with low factory utilization as well as other costs related to lower order volume, including $9.3 million of charges as we rescheduled and/or cancelled a portion of our commitments to our vendors to procure materials.

        Our polysilicon gross margins for the nine months ended January 1, 2011 were 43% as compared to 48% for the nine months ended December 26, 2009. The decrease was primarily due to an overall reduction in polysilicon revenue and mix of polysilicon revenue during the nine months ended January 1, 2011.

        Our sapphire gross margins were 37% for the nine months ended January 1, 2011. Our sapphire margins may vary depending on volume and customer and product mix. Our sapphire business was acquired on July 29, 2010 and therefore, there is no prior year comparison.

        We expect that the effect of both the anticipated levels of manufacturing and the mix of revenue to be recognized for the remaining portion of the fiscal year ending April 2, 2011 will result in an overall annual gross margin that is comparable to the overall gross margin earned through the nine months ended January 1, 2011.

        Research and Development.    The following table sets forth total research and development expenses for the nine months ended January 1, 2011 and December 26, 2009:

	Nine Months Ended
	January 1, 2011	December 26, 2009	Change	% Change
	(dollars in thousands)
Research and development
Photovoltaic business	$12,568	$10,557	$2,011
Polysilicon business	2,868	5,794	(2,926)
Sapphire business	340	—	340

Total	$15,776	$16,351	$(575)	(4)%

        Research and development expenses decreased 4% to $15.8 million for the nine months ended January 1, 2011, as compared to $16.4 million for the nine months ended December 26, 2009. The decrease was primarily related to the timing of certain polysilicon project costs, as well as the reallocation of polysilicon engineering resources to support polysilicon customer related activities, offset in part due to increased spending of $2.0 million in our PV business as we continue to incur labor and material costs associated with our next generation of DSS products. Our spending on research and development activities is directly related to projects under development and the timing of the spending associated with each of the projects may vary from quarter to quarter. We expect our rate of spending in research and development to increase over the remainder of the fiscal year ended April 2, 2011, as we continue to invest in new product development and attempt to expand our product base in each of our businesses.

        Selling and Marketing.    The following table sets forth total selling and marketing expenses for the nine months ended January 1, 2011 and December 26, 2009:

	Nine Months Ended
	January 1, 2011	December 26, 2009	Change	% Change
	(dollars in thousands)
Selling and marketing
Photovoltaic business	$8,287	$3,655	$4,632
Polysilicon business	5,032	5,767	(735)
Sapphire business	199	—	199

Total	$13,518	$9,422	$4,096	43%

        Selling and marketing expenses increased 43% to $13.5 million for the nine months ended January 1, 2011 from $9.4 million for the nine months ended December 26, 2009. Selling and marketing expenses for our PV business increased by approximately $4.6 million, primarily due to an increase in sales commissions of $2.3 million and payroll and payroll-related costs of $1.5 million. Selling and marketing expenses for our polysilicon business decreased by approximately $0.7 million, primarily due to a decrease in sales commissions. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.

        General and Administrative.    General and administrative expenses increased 30% to $37.7 million for the nine months ended January 1, 2011 from $29.1 million for the nine months ended December 26, 2009. The increase was primarily due to higher payroll and payroll-related costs of $3.6 million, in part a result of higher incentive compensation due to our strong operational performance; consulting expense of $1.2 million, including consulting expenses related to the transition of our global operations center to Hong Kong and the acquisition of Crystal Systems; facilities and office related expenses of $1.2 million; and $1.0 million in earn-out accretion in connection with the acquisition of Crystal Systems.

        Amortization of Intangible Assets.    Amortization expense attributed to intangible assets increased 48% to $3.5 million for the nine months ended January 1, 2011 from $2.4 million for the nine months ended December 26, 2009. The increase is due to the amortization of intangible assets related to the Crystal Systems acquisition, as well as a mix in the intangibles being amortized, as certain intangibles related to our PV business became fully amortized during the nine months ended January 1, 2011.

        Interest Income.    Interest income increased to $0.5 million for the nine months ended January 1, 2011 from approximately $0.3 million for the nine months ended December 26, 2009. We invest our excess cash in exchange traded money market mutual funds.

        Interest Expense.    Interest expense increased to $1.0 million for the nine months ended January 1, 2011 from $0.6 million for the nine months ended December 26, 2009 due primarily to interest expense and the amortization of deferred financing costs in connection with entering into our new credit facility during the three months ended January 1, 2011.

        Interest Component of Forward Foreign Exchange Contracts.    The interest component of forward foreign exchange contracts represents the interest rate differential between the two currencies involved in our forward foreign exchange contracts for the specified period of time and can be either a premium or discount at the beginning of the contract and are adjusted to reflect interest rate market condition changes. Such changes can result in interest income or interest expense over the life of the contract. The interest component of forward foreign exchange contracts was not significant for the nine months ended January 1, 2011. During the nine months ended December 26, 2009, we recorded forward point interest expense of $0.6 million on forward foreign exchange contracts.

        Other Expense, net.    Other expense, net decreased to $0.1 million for the nine months ended January 1, 2011 from $2.2 million for the nine months ended December 26, 2009. Included in other expense, net, for the nine months January 1, 2011 were transaction costs related to the two concurrent secondary offerings of our common stock of $0.5 million in September 2010. Included in the expense for the nine months ended December 26, 2009 was a $2.1 million loss on certain forward foreign exchange contracts that no longer qualified as a cash flow hedge.

        Provision for Income Taxes.    Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions world-wide.

        Our world-wide effective tax rate was 35.3% and 36.8% for the nine months ended January 1, 2011 and December 26, 2009, respectively. The change in our reported tax rate for the nine months ended January 1, 2011, as compared to the same period in 2009, relates to proportionally higher expected levels of income in lower tax jurisdictions as a result of our continued transition of our global operations center to Hong Kong and the retroactive reinstatement of the federal research and development tax credit which are partially offset by an increase in the reserve for unrecognized tax benefits. We review the expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors including changes in forecasted annual operating income by jurisdiction, changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities, and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can change significantly on a quarterly basis. We anticipate that the effective tax rate, exclusive of discrete items, will be approximately 34.5% for the year ended April 2, 2011.

        Net Income.    As a result of the foregoing factors, for the nine months ended January 1, 2011, we recorded net income of $122.9 million compared to a net income of $54.0 million for the nine months ended December 26, 2009.

Liquidity and Capital Resources

Overview

        We fund our operations generally through cash generated by operations, proceeds from credit facilities and proceeds from exercises of stock awards.

        Our cash and cash equivalents balance increased by $89.6 million during the nine months ended January 1, 2011, from $230.7 million as of April 3, 2010 to $320.4 million as of January 1, 2011 primarily related to increases in cash flow from operating activities, borrowings from our new credit facility, and offset in part by the repurchase of 26.5 million shares of our common stock from GT Solar Holdings, LLC, or Holdings, and cash paid in connection with our acquisition of Crystal Systems. During the nine months ended December 26, 2009, our cash and cash equivalents balance increased by $87.5 million, from $107.1 million as of March 28, 2009 to $194.7 million as of December 26, 2009, a portion of which related to a tax refund of $35.3 million. We manage our cash inflows through the use of customer deposits and milestone billings intended to allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) as well as payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this Quarterly Report on Form 10-Q.

        The following table summarizes our primary cash flows in the periods presented:

	Nine Months Ended
	January 1, 2011	December 26, 2009
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$184,852	$89,238
Investing activities	(13,390)	(2,467)
Financing activities	(82,266)	779
Effect of foreign exchange rates on cash	415	(1)

Net increase in cash and cash equivalents	$89,611	$87,549

Cash Flows from Operating Activities

        For the nine months ended January 1, 2011, our cash provided by operations was $184.9 million. Our cash flow from operations was driven by net income of $122.9 million, an increase in customer deposits of $45.7 million due to new orders in our PV and polysilicon businesses, an increase in deferred revenue less deferred costs of $32 million, as well as an increase in accounts payable and accrued expenses of $57.6 million. These items were partially offset by an increase in inventories and vendor advances of $51.5 million and an increase in accounts receivable of $46.2 million.

        For the nine months ended December 26, 2009 our cash provided by operations was $89.2 million. Our cash flow from operations was driven by net income of $54.0 million, reductions in inventory and vendor advances of $96.6 million reflecting the slowdown in our business as a result of economic uncertainties during the period, a decrease in accounts receivable of $17.6 million, an increase in deferred revenue less deferred costs of $4.5 million, and an income tax refund of $35.3 million due to an election of a change in accounting method for tax purposes. As a result of this change in methodology, we were in an overpayment position regarding our estimated income taxes for the year ended March 28, 2009. We filed for a refund of Federal income taxes in May 2009 in the amount of $35.3 million, which was received in June 2009. These items were partially offset by a decrease in customer deposits of $112.0 million and a decrease in accounts payable and accrued expenses $32.6 million.

Cash Flows from Investing Activities

        For the nine months ended January 1, 2011, our cash used in investing activities was $13.4 million. The acquisition of Crystal Systems, net of cash acquired, consumed approximately $22.8 million of cash. Capital expenditures were approximately $10.6 million and were primarily used for expanding our sapphire business and improving our business information systems. These items were partially offset by the proceeds from sale of $20.0 million of short-term investments.

        We expect total capital expenditures in the fiscal year ending April 2, 2011 to be up to $35 million, consisting primarily of improvements and expansion of our sapphire facilities in Massachusetts.

        For the nine months ended December 26, 2009, our cash used in investing activities was $2.5 million, consisting entirely of capital expenditures to improve our information systems and facility in Merrimack, New Hampshire.

Cash Flows from Financing Activities

        For the nine months ended January 1, 2011, cash used by financing activities was $82.3 million, driven primarily by the repurchase of our common stock from Holdings, which was offset in part by proceeds received from our new credit facility. For the nine months ended December 26, 2009, cash provided by financing activities was $0.8 million, driven primarily by proceeds received from the exercise of stock options.

        On November 12, 2010, we repurchased 26,500 shares of our common stock from Holdings at a per share price of $7.66, or an aggregate of approximately $203,476. The source of funds for the repurchase of these shares of common stock was our available cash.

        On December 13, 2010, we entered into a credit agreement (the "Credit Agreement"), with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent ("Credit Suisse"). The Credit Agreement consists of a term loan facility (the "Term Facility") in an aggregate principal amount of $125.0 million with a final maturity date of December 13, 2013 and a revolving credit facility (the "Revolving Facility") in an aggregate principal amount of $75.0 million with a final maturity date of December 13, 2013. The full amount of the Term Facility was drawn by us on December 13, 2010 and no amounts have been drawn on the Revolving Facility. After payment of fees related to the Credit Agreement we received approximately $115 million in connection with the term loan.

        In connection with entering into the Credit Agreement, we terminated our agreement with Bank of America, N.A. pursuant to which we had cash collateralized our outstanding letters of credit. In connection with entering into the Credit Agreement, the outstanding letters of credit under the previous agreement were deemed to be letters of credit under the Credit Agreement and are subject to the terms and provisions of the Credit Agreement.

        As of January 1, 2011, we had $18.7 million of outstanding standby letters of credit, representing primarily performance guarantees issued against customer deposits, that were issued against the Revolving Facility. There was $56.3 million available for borrowing under our Revolving Facility as of January 1, 2011.

        We believe that cash generated from operations together with our existing cash, including cash received under the Term Facility, customer deposits and amounts available under our Revolving Facility will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months.

Long Term Debt and Revolving Credit Facility

        On December 13, 2010, we entered into the Credit Agreement, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party to the Credit Agreement. The Credit Agreement consists of the Term Facility, in an aggregate maximum principal amount of $125.0 million with a final maturity date of December 13, 2013 and the Revolving Facility, in an aggregate maximum principal amount of $75.0 million with a final maturity date of December 13, 2013. The Term Facility will be repaid in equal quarterly installments in an aggregate annual amount equal to 15% of the original principal amount of the Term Facility, with the balance payable on December 13, 2013. The full amount of the Term Facility was drawn by us on December 13, 2010 and no amounts have been drawn on the Revolving Facility as of January 1, 2011. We use the Revolving Facility in connection with the issuance of letters of credit.

        On December 13, 2010, we and the other parties to the Credit Agreement also entered into a Guarantee and Collateral Agreement, which we refer to as the Guarantee and Collateral Agreement. Pursuant to the Guarantee and Collateral Agreement, our obligations under the Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries and secured by, among other things, a lien on substantially all of our tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, certain investment property, certain deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of our wholly-owned restricted domestic subsidiaries (limited in the case of pledges of capital stock of any foreign subsidiaries, to 65% of the capital stock of any first-tier foreign subsidiary), subject to certain exceptions and thresholds.

        Borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate or an adjusted London Interbank Offered Rate, or LIBOR, rate plus, in each case, an applicable margin. Such applicable margin will be 3.25% in the case of alternate base rate loans and 4.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of alternate base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Revolving Facility. The Term Facility borrowing rate in effect at January 1, 2011 was 4.51%.

        Over the next four fiscal years, we will be required to repay the following principal amounts under the Term Facility (amounts in thousands):

Fiscal Year Ending	Principal Payments
2011 (remaining three months)	$4,687
2012	18,750
2013	18,750
2014	82,813

Total	$125,000

        We may, at our option, prepay borrowings under the Credit Facility, at anytime without penalty subject to conditions set forth in the Credit Facility. We are required to make mandatory prepayments with:

  •
  50% of excess cash flow (as defined in the Credit Agreement) in any fiscal year commencing with the fiscal year ending March 31, 2012 (as reduced by voluntary repayments of the Term Facility); and

  •
  100% of the net cash proceeds (as defined in the Credit Agreement) of all asset sales or other dispositions of property by the Company and its subsidiaries, subject to certain exceptions.

        In addition, if the amount of all then outstanding letters of credit exceeds $75 million or the borrowing base, we will be obligated to pay the excess, subject to certain exceptions. The borrowing base will be determined from time to time as the sum of: (a) consolidated adjusted EBITDA (as defined in the Credit Agreement) for the four preceding fiscal quarters multiplied by 3; plus (b) the balance of unrestricted cash and cash equivalents as of the determination date. These mandatory prepayments are required to be applied pro rata to the remaining amortization payments under the Term Facility.

        The Credit Agreement imposes several financial covenants on us and our subsidiaries, including, but not limited to (i) maximum capital expenditures of $50 million during the two quarters ended April 2, 2011 and $40 million in any fiscal year thereafter, (ii) minimum ratio of consolidated adjusted EBITDA (as defined in the Credit Agreement) to consolidated fixed charges (as defined in the Credit Agreement) ranging from 1.0 to 1 to 2.0 to 1 at various times during the term of the Credit Agreement and (iii) maximum leverage ratio (as defined in the Credit Agreement) of 0.6 to 1.0 throughout the term of the Credit Agreement. As of January 1, 2011, we were is in compliance with all covenants.

        In addition, we have agreed to maintain all of our cash and permitted investments (as defined in the Credit Agreement) (which we collectively refer to as the Pledged Cash) in deposit or securities accounts in the United States that are subject to a lien in favor of the collateral agent for the benefit of the secured parties and perfected by control, provided that we shall be required to maintain Pledged Cash greater than 110% of the aggregate amount of the outstanding principal amount of the Term Facility and the revolving credit exposure. The pledged cash is available to fund operations and is not restricted.

        The Credit Agreement requires that we and our subsidiaries comply with covenants relating to customary matters (in addition to the financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Agreement, transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends. In addition, the Credit Agreement places certain restrictions on our ability to operate our business, including but not limited to the following:

  •
  Restrictions on investments, loans and advances exceeding $25.0 million, except for those existing prior to the execution of the Credit Agreement;

  •
  Restrictions on loans and advances in the ordinary course of business to its employees exceeding $5.0 million;

  •
  Restrictions on the (i) repurchase of our equity interests from employees, (ii) entering into severance agreements with employees and (iii) payments in connection with the death or disability of such employees, in a total aggregate amount exceeding $10.0 million in any fiscal year.

        Such restrictions will place certain limitations on the Company's ability to fund its operations. The Company and each of its subsidiaries are restricted from making investments, loans or advances, in the form of dividends or otherwise, in excess of $25.0 million. We have therefore determined that the consolidated net assets, less $25.0 million, or $116.3 million, are subject to restriction at January 1, 2011.

        As of January 1, 2011, we had $18.7 million of outstanding standby letters of credit that were issued against the Revolving Facility. The majority of the standby letters of credit are related to customer deposits.

        As of January 1, 2011, there were no amounts available for borrowing under the Term Facility and $56.3 million available for borrowing under the Revolving Facility.

        In connection with entering into the Credit Agreement we terminated our agreement with Bank of America, N.A. pursuant to which we had cash collateralized outstanding letters of credit. The outstanding letters of credit under the previous agreement were deemed to be letters of credit under the Credit Agreement and are subject to the terms and provisions of the Credit Agreement.

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

  i)
  As of January 1, 2011, purchase commitments under agreements totaled $364.1 million, substantially all of which are due within twelve months. As of January 1, 2011, prepayments under certain of these purchase commitments amounted to $18.4 million.

  ii)
  In connection with our acquisition of Crystal Systems, we have agreed to pay up to $18.7 million in a cash earn-out, which is subject to the attainment of certain financial and technical targets. The amounts are payable if and when these targets are met. The last such target will be measured as of March 31, 2012.

  iii)
  In connection with our acquisition of Crystal Systems, we have agreed to make capital expenditures of at least $22 million through March 31, 2012 to develop the sapphire material business and, in part, to support the achievement of the financial and technical targets associated with the contingent consideration. In addition, we have assumed an operating lease for office and manufacturing facilities with a remaining lease term of 13 years. Future minimum lease payments under the agreement total $9.9 million.

  iv)
  On December 13, 2010, we entered into a credit agreement, the Credit Agreement, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto. The Credit Agreement consists of a term loan facility, the Term Facility, in an aggregate principal amount of $125.0 million with a final maturity date of December 13, 2013 and a revolving credit facility, the Revolving Facility, in an aggregate maximum principal amount of $75.0 million with a final maturity date of December 13, 2013. The Term Facility will be repaid in equal quarterly installments in an aggregate annual amount equal to 15% of the original principal amount of the Term Facility, with the balance payable on December 13, 2013. The full amount of the Term Facility was drawn on December 13, 2010 and no amounts have been drawn on the Revolving Facility. Over the next four fiscal years, we will be required to repay the following principal and interest amounts, respectively, under the Term Facility: (i) fiscal year ending 2011 (remaining three months): $4.7 million and $1.6 million, (ii) fiscal year ending 2012: $18.8 million and $5.1 million, (iii) fiscal year ending 2013: $18.8 million and $4.2 million, and (iv) fiscal year ending 2014: $82.8 million and $2.5 million. Interest has been determined using the borrowing rate in effect at January 1, 2011.

  v)
  Our liability for our uncertain tax positions is not included in our update to the contractual obligation table as the liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known.

Accounting Pronouncements Not Yet Adopted

        In October 2009, the Financial Accounting Standards Board issued authoritative guidance that provides amendments to the revenue recognition criteria for separating consideration in multiple- deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor's multiple-deliverable revenue arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We have elected not to adopt this authoritative guidance early and are currently assessing the potential impact, if any, the adoption of this guidance will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

        For the nine months ended January 1, 2011, there were no significant changes to our critical accounting policies and estimates as identified in our consolidated financial statements for the fiscal year ended April 3, 2010 included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed on June 4, 2010, with the exception of the following policies for accounting for business combinations and income taxes.

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

Income Taxes

        Our business operations are becoming more global in nature, and we are subject to taxes in multiple jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are, along with the interpretation of the tax laws, subject to change based on the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction's tax laws.

        Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations which make the ultimate tax determination uncertain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. Based upon our assessment of these uncertainties, we have recorded reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by tax authorities. A change in tax law or interpretations thereof, tax rates or tax audits could lead to adjustments to our income tax expense, effective tax rate, and/or of cash flow.

        Valuation allowances are provided against future tax benefits if, based upon the weight of available evidence, it is more likely than not that a portion or all of the tax benefits will not be realized. Changes in judgments about the recoverability of deferred tax assets, including net operating loss carryforwards and tax credits can also lead to adjustments to our income tax expense, effective tax rate and/or cash flow.

        We record our tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses, changes in tax law or interpretation, and our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period that such estimates are revised.

        The amount that is derived using the annual effective tax rate is further adjusted for discrete tax items that may arise during the course of the quarter including, but not limited to, changes in judgment about uncertain tax positions, settlements with tax authorities and changes in tax law.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Investment Risks

        We maintain an investment portfolio which, at January 1, 2011, consisted of $222.5 million of exchange traded money market funds. At any time a sharp rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. Based on investment positions as of January 1, 2011, hypothetical movement of plus or minus 50 basis points based on current market interest rates would not have a material impact to the value of our investment portfolio or the income earned in an annual period. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

        Although our reporting currency is the U.S. dollar and substantially all of our sales contracts are currently denominated in U.S. dollars, we incur costs denominated in other currencies. In addition, although we maintain our cash balances primarily in the U.S. dollar, from time to time, we maintain cash balances in currencies other than the U.S. dollar. As a result, we are subject to currency translation risk.

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

        We enter into forward foreign exchange contracts that qualify as cash flow hedges to hedge portions of certain of our anticipated foreign currency denominated inventory purchases. These contracts typically expire within 12 months. Consistent with the nature of the economic hedges provided by these forward foreign exchange contracts, increases or decreases in their fair values would be effectively offset by corresponding decreases or increases in the U.S. dollar value of our future foreign currency denominated inventory purchases (i.e., "hedged items"). The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items.

        As of January 1, 2011, we had forward foreign exchange contracts with notional amounts of €16.9 million and Swiss Franc 0.7 million, all of which expire within twelve months. As of January 1, 2011, the fair value and carrying amount of our forward foreign exchange contracts was a net liability of $0.3 million. Relative to our foreign currency exposures existing at January 1, 2011, a 10% appreciation (depreciation) of the Euro against the U.S. dollar would result in an increase (decrease) in the fair value of these derivative instruments of approximately $0.6 million. At January 1, 2011, a 10% appreciation (depreciation) of the Swiss Franc against the U.S. dollar would be immaterial.

Interest Rate Risk

        On December 13, 2010, we entered into a credit agreement, which we refer to as the Credit Agreement, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto. The Credit Agreement consists of a term loan facility, the Term Facility, in an aggregate principal amount of $125.0 million with a final maturity date of December 13, 2013 and a revolving credit facility, the Revolving Facility, in an aggregate maximum principal amount of $75.0 million with a final maturity date of December 13, 2013. The Term Facility will be repaid in equal quarterly installments in an aggregate annual amount equal to 15% of the original principal amount of the Term Facility, with the balance payable on December 13, 2013. The full amount of the Term Facility was drawn on December 13, 2010 and no amounts have been drawn on the Revolving Facility.

        Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) an alternate base rate (as defined in the Credit Agreement) or (ii) an adjusted London Interbank Offered Rate ("LIBOR") rate plus, in each case, an applicable margin. Such applicable margin will be 3.25% in the case of alternate base rate loans and 4.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of alternate base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Revolving Facility. The Term Facility borrowing rate in effect at January 1, 2011, based on the LIBOR rate, was 4.51% (which amount includes the applicable margin in accordance with the Credit Agreement). If the LIBOR rate changes by 100 basis points from that in effect at January 1, 2011, our annual interest expense would change by approximately $1.3 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 1, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in our internal controls over financial reporting during the three months ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

General

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire, or the Court, against us, certain of our officers and directors, certain underwriters of our July 24, 2008 initial public offering and others, including certain of our investors, together called the "federal class actions." On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International, Inc., et al. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The lead plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including the DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendant's motion. Following the Court's denial of the motion, the parties submitted a proposed joint case management order, which the Court approved on November 6, 2009. The case management order provides for discovery to close on May 25, 2011.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District, or the State Court, under the caption Hamel v. GT Solar International, Inc., et al., against us, certain of our officers and directors and certain underwriters of our July 24, 2008 initial public offering, called the "state class action." The state class action plaintiffs assert claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for our July 24, 2008 initial public offering, and other public statements, regarding the status of our business relationship with LDK Solar. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the State Court should deem just and proper.

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

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009, called the "derivative action." The derivative complaint is asserted nominally on our behalf against certain of our directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the same purported misconduct alleged in the federal action. On April 10, 2009, the State Court granted our motion to stay the derivative action, pending resolution of the motion to dismiss in the federal action. In accordance with the terms of the stay the parties have conferred regarding a case management schedule for the derivative action.

        We intend to defend these actions vigorously. We believe that the resolution of these suits will not result in a material adverse effect to our consolidated financial position and results of operations. However, due to the inherent uncertainties that accompany litigation of this nature, there can be no assurance that we will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on our consolidated financial position and results of operations. We are not presently able to reasonably estimate a potential loss or range of loss related to the lawsuits.

        We are subject to various other routine legal proceedings and claims incidental to its business, which we believe will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 filed with the SEC on June 4, 2010. Except as noted below, there have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in the Annual Report on Form 10-K. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth below and in our "Risk Factors" in the Annual Report on Form 10-K could result in the actual operating results being different from our guidance or our forward looking statements and such differences may be adverse and material.

Modification of Risk Factors

        Our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed with the SEC on June 4, 2010, included a risk factor under the heading "Item 1A. Risk Factors—Risks Relating to Our Business Generally" which was captioned "Our credit facilities contain covenants that impose significant restrictions on us." On July 29, 2010, we elected to terminate the senior credit facility and cash-collateralized letter of credit facility outstanding at that time. On December 13, 2010, we entered into a new term loan facility and a new revolving credit facility with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto, and have included an updated risk factor related to the new credit facility below under the heading "Risks Relating to Our Business Generally" and the caption "Our credit facility contains covenants that impose significant restrictions on us."

        Additionally, our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed with the Commission on June 4, 2010, also included risk factors under the heading "Item 1A. Risk Factors—Risks Relating to Our Common Stock" which were captioned "The owners of our major stockholder, OCM and G3W, have significant influence over all matters submitted to a stockholder vote, which limit the ability of other stockholders to influence corporate activities and may adversely affect the market price of our common stock" and "Conflicts of interest may arise because some of our directors are principals of our principal stockholder." On November 5, 2010, we entered into a repurchase agreement with GT Solar Holdings, LLC to purchase 26.5 million shares of our common stock, and, on the same date, GT Solar

Holdings, LLC sold an additional 7 million shares to a third party. The transaction closed on November 12, 2010 and cash used to purchase these shares by us was approximately $203 million. As a result, the number of shares owned by GT Solar Holdings, LLC was reduced to approximately 14% of our outstanding shares, and OCM and G3W's beneficial interest in our common stock was reduced to approximately 9.4% of our outstanding shares. In connection with this repurchase, J. Bradford Forth and Chad Van Sweden resigned their positions as directors. As a result of the foregoing transactions, we have removed these two risks from "Item 1A. Risk Factors" for this Quarterly Report on Form 10-Q.

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

        As widely reported, financial markets in the United States, Europe and Asia experienced extreme disruption recently, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic developments adversely affect businesses such as ours in a number of ways. The tightening of credit in financial markets has resulted in reduced funding worldwide and a higher level of uncertainty for solar module manufacturers. As a result, some of our customers have been delayed in securing, or prevented from securing, funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products. We believe a reduction in the availability of funding for new manufacturing facilities and facility expansions, or reduction demand for solar panels, could cause a decrease in orders for certain of our products. We currently require most of our customers to prepay a portion of the purchase price of their orders. We use these customer deposits to prepay our suppliers to reduce the need to borrow to cover our cash needs for working capital. This practice may not be sustainable if the recent market conditions continue. Some of our customers who have become financially distressed have failed to provide letters of credit or make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised terms, it could have a significant impact on our business, results of operations and financial condition.

        During the fiscal years ended March 28, 2009 and April 3, 2010 and the nine months ended January 1, 2011, some of our PV and polysilicon customers failed to make deposits when due under their contracts, and we terminated some of those contracts. In addition, certain of these customers requested extensions of delivery dates and other modifications. The resulting contract modifications included lower pricing and reductions in the number of units deliverable under the contracts, thereby reducing our order backlog. As a result of these terminations and other contract modifications, our PV, polysilicon and sapphire order backlog was reduced by $39.0 million during the fiscal year ended March 28, 2009, by $105.0 million during the fiscal year ended April 3, 2010, and by $10.2 million during the nine months ended January 1, 2011.

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

        We use component parts supplied by a small number of third party suppliers in our polysilicon, PV and sapphire equipment products and ancillary equipment, and certain of these components, such as power supplies and vessels, are critical to the manufacture and operation of certain of our products. There is no guarantee that we will maintain relationships with our existing suppliers or develop new relationships with other suppliers. In the ordinary course of business, we are also exposed to market risk from fluctuations in the price of raw materials necessary in the manufacture of our products. In addition, certain of our suppliers are small companies that may cease operations for any reason, including financial viability reasons, and/or may be unable to meet any increases in our demand for component parts and equipment. We are also dependent on our suppliers to maintain the quality of the components and equipment we use and the increased demands placed on these suppliers as we expect to continue to grow may result in quality control problems. We may be unable to identify replacement or additional suppliers or qualify their products in a timely manner and on commercially reasonable terms, or at all. Component parts supplied by new suppliers may also be less suited to our products than the component parts supplied by our existing suppliers. Certain of the component parts used in our products have been developed, made or adapted specifically for us. Such parts are not generally available from many vendors and could be difficult or impossible to obtain elsewhere. As a result, there may be a significant time lag in securing an alternative source of supply.

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

        It is possible that our products could result in property damage and/or personal injury, whether by product malfunctions, defects, improper use or installation or other causes. We cannot predict whether or not product liability claims will be brought against us or the effect of any resulting negative publicity on our business, which may include loss of existing customers, failure to attract new customers and a decline in sales. The successful assertion of product liability claims against us could result in potentially significant monetary damages being payable by us, and we may not have adequate resources to satisfy any judgment against us. Furthermore, it may be difficult to determine whether any damage or injury was due to product malfunction, operator error, failure of the product to be operated and maintained in accordance with our specifications or the failure of the facility in which our products are used to comply with the facility specifications provided to our customers or other factors beyond our control. For example, one of our significant customers has recently experienced chamber leakage involving a number of DSS units in its facilities which we believe was the result of their facility failing to conform to specifications. We have, nonetheless agreed to replace certain chambers at our cost. Other customers may experience similar issues in the future as a result of product defects, facilities not complying with specifications or other reasons. To date, we have not received any product liability or other claims with respect to these or any other accidents. The bringing of product liability claims against us, whether ultimately successful or not, could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

        A substantial majority of our marketing and distribution takes place outside the United States, primarily in China, and a substantial percentage of our sales are to customers outside the United States. We also have contracts with customers in Europe and expect to recognize revenue from sales to customers in Asia and Europe in the future. In addition, we have been transitioning our global operations center to Hong Kong, further increasing our exposure to Asia. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States. Risks inherent to maintaining international operations, include, but are not limited to, the following:

  •
  trade disputes between countries, particularly China, in which our customers sell end-products, including their sales of solar wafers, cells and modules, produced with our furnaces or reactors, which could result in government or trade organization actions that have the effect of increasing the price for our and our customers' products which would have a corresponding decrease in the demand for our products;

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

        We have entered into a new credit agreement, or Credit Agreement, which consists of a term loan facility and a revolving credit facility with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto. The credit agreement contains covenants that restrict our ability to incur certain additional debt, place liens on property, pay dividends and make distributions, enter into specified transactions with affiliates, acquire businesses, among others. The terms of the Credit Agreement also impose several financial covenants on us and our subsidiaries, including, but not limited to (i) maximum capital expenditures of $50 million during the two quarters ended April 2, 2011 and $40 million in any fiscal year thereafter, (ii) minimum ratio of consolidated adjusted EBITDA (as defined in the Credit Agreement) to consolidated fixed charges (as defined in the Credit Agreement) ranging from 1.0 to 1 to 2.0 to 1 at various times during the term of the Credit Agreement and (iii) maximum leverage ratio (as defined in the Credit Agreement) of 0.6 to 1.0 throughout the term of the Credit Agreement. As of January 1, 2011, we were in compliance with all covenants.

        In addition, we have agreed to maintain all of our cash and permitted investments (as defined in the credit agreement) (which we collectively refer to as the Pledged Cash) in deposit or securities accounts in the United States that are subject to a lien in favor of the collateral agent for the benefit of the secured parties and perfected by control, provided that we shall be required to maintain Pledged Cash greater than 110% of the aggregate amount of the outstanding principal amount of the Term Facility and the revolving credit exposure.

        We are also obligated to make certain prepayments of the term facility and the revolving credit facility.

        The foregoing restrictions may limit our ability to operate our business and our failure to comply with any of these covenants could result in the acceleration of our outstanding indebtedness under these facilities. If such acceleration occurs, we would be required to repay our indebtedness, and we may not have the ability to do so or the ability to refinance our indebtedness. Even if new financing is made available to us, it may not be available on acceptable or reasonable terms. An acceleration of our indebtedness could impair our ability to operate as a going concern.

We are subject to securities class action lawsuits that could adversely affect our business.

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire, or the Court, against us, certain of our officers and directors, certain underwriters of our July 24, 2008 initial public offering and others, including certain of our investors, together called the "federal class actions". On October 3, 2008, the Court entered an order consolidating the federal class actions into a single action captioned Braun et al. v. GT Solar International, Inc., et al. The Court selected the lead plaintiff and lead plaintiff's counsel in the consolidated matter on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The lead plaintiff asserts claims under various sections of the Securities Act of 1933, as amended. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including the DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendant's motion. Following the Court's denial of the motion, the parties submitted a proposed joint case management order, which the Court approved on November 6, 2009. The case management order provides for discovery to close on May 25, 2011.

        In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District, or the "State Court", under the caption Hamel v. GT Solar International, Inc., et al., against us, certain of our officers and directors and certain underwriters of our July 24, 2008 initial public offering, called the "state class action". The state class action plaintiffs assert claims under various sections of the Securities Act of 1933, as amended. The state class action complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement for our July 24, 2008 initial public offering, and other public statements, regarding the status of our business relationship with LDK Solar. Among other relief, the state class action complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the State Court should deem just and proper.

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

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009, called the "derivative action". The derivative complaint is asserted nominally on our behalf against certain of our directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement and is premised on the same purported misconduct alleged in the federal action. On April 10, 2009, the State Court granted our motion to stay the derivative action, pending resolution of the motion to dismiss in the federal action. In accordance with the terms of the stay the parties have conferred regarding a case management schedule for the derivative action.

        We intend to defend these actions vigorously. We believe that the resolution of these suits will not result in a material adverse effect to our consolidated financial position and results of operations. However, due to the inherent uncertainties that accompany litigation of this nature, there can be no assurance that we will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on our consolidated financial position and results of operations. We are not presently able to reasonably estimate a potential loss or range of loss related to the lawsuits.

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

Additional Risk Factors

        Our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed with the SEC on June 4, 2010, included risk factors under the heading "Item 1A. Risk Factors." In addition, we have added the following risk factors to those contained in such Form 10-K to take into account developments in our business, industry or general economic conditions.

We may be subject to export restrictions and laws affecting trade and investments, and the future sale of our products, including our sapphire materials and furnaces, may be limited or prohibited in the future by a government agency or authority.

        As a global company headquartered in the United States, our products and services are subject to U.S. laws and regulations that may limit and/or restrict the export of some of our products, services and related product information, as well as laws of those foreign jurisdictions in which we sell products. Compliance with these laws and regulations could significantly limit our operations and our sales in the future. In certain circumstances, these restrictions may affect our ability to interact with our foreign subsidiaries and otherwise limit our trade and investments with third parties operating outside the U.S. In addition, certain customers of our sapphire materials business operate in the defense sector or are subcontractors of companies in the defense industry, and our products are incorporated in, among other things, missiles, military aircraft and aerospace systems. In addition, Crystal Systems has received funding from the U.S. government in connection with certain research work for certain U.S. government agencies. The work performed pursuant to certain of these contracts is not commercially available, but we may make it available commercially in the future. The State Department, the Commerce Department or other government agency may, however, determine that our sapphire material or other products, including our advanced sapphire growth furnaces incorporating HEM technology, PV furnaces and/or polysilicon reactors, are important to the military potential of the U.S. If so, we may be subject to more stringent export licensing requirements or prohibited from selling certain of our sapphire materials for certain applications, sapphire furnaces, PV furnaces and/or polysilicon reactors to any customer outside the U.S. The government has, and will likely continue to, vigorously enforce these laws in light of continuing security concerns. If the export or sale of any of our current or future products outside the U.S. are limited or restricted by the U.S. government or any foreign government, our operations and results of operations would be negatively impacted.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, expose us to litigation or unknown liabilities, dilute stockholder value and divert management attention.

        If acquisition opportunities arise in the future, we may seek to enter into business combinations or purchases. For example, on July 29, 2010, we completed the acquisition of Crystal Systems, Inc., a crystal growth technology company that manufactures sapphire substrates used in the LED, defense, medical, research and aerospace industries. Acquisitions and combinations, including the acquisition of Crystal Systems, are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities and claims associated with acquired businesses. We may be subject to (i) liability for activities of the acquired company prior to the acquisition, including violations of laws, commercial disputes and tax and other known and unknown liabilities and (ii) litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties. In addition, there may, in particular, be risks and uncertainties in connection with the intellectual property rights of an acquired company, including (i) the nature, extent and value of the intellectual property assets of an acquired company, (ii) the rights that an acquired company has to utilize intellectual property that it claims to have developed or to have licensed, (iii) the validity of intellectual property transfers to or from third parties, (iv) the enforceability of registered and other intellectual property rights, and (v) actions by third parties against the acquired company for intellectual property infringement and the extent of the potential loss relating thereto. Third parties may also be more likely to assert claims against the acquired company, including claims for breach of intellectual property rights, once the company has been acquired by us. Any inability to integrate completed acquisitions or combinations in an efficient and timely manner or the inability to properly assess and utilize the intellectual property portfolio without infringing the rights of a third party could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination or we may be unable to effectively implement the business plan for the acquired company, which would prevent us from achieving our financial and business goals for the business. If we are not successful in completing acquisitions or combinations that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or result in the incurrence of debt or dilutive issuances of securities. Acquisitions and combinations also frequently require the acquiring company to recognize significant amounts of intangible assets, such as goodwill, patents and trademarks and customer lists, in an acquisition, which amounts may be subject to a future impairment if we are unable to successfully implement the operating strategy for the acquired company.

If high quality, low cost crystal sapphire products do not achieve market acceptance, or if alternative technologies are developed, prospects for our sapphire business would be limited.

        As a result of our acquisition of Crystal Systems, a portion of our business in the future will consist of the manufacture and sale of crystal sapphire materials, which are used in the LED industry. Potential customers for crystal sapphire and sapphire-based LED materials may be reluctant to adopt such products as an alternative to existing traditional sapphire materials or lighting technology. In addition, our potential customers may have substantial investments and know-how related to their existing crystal sapphire and lighting technologies, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost-effectiveness of our crystal sapphire products compared to other sapphire and lighting products available in the market. If acceptance of crystal sapphire products and sapphire-based LEDs do not increase significantly, opportunities to increase this portion of our business and revenues would be limited.

        Moreover, if effective new sources of light other than sapphire-based LED devices are developed, our sapphire business' current products and technologies could become less competitive or obsolete. Any of these factors could have an adverse impact on the growth of that portion of our business and the recoverability of our investment in Crystal Systems. Historically, the sapphire industry has experienced volatility in product demand and pricing. Changes in average selling prices of the Crystal Systems products as a result of competitive pricing pressures, increased sales discounts and new product introductions by competitors could have an adverse impact on the results of operations.

The technology used in manufacturing crystal sapphire materials and sapphire-based LED products continues to change rapidly and is subject to increasing competition, and if we are unable to modify our products to adapt to future changes in the crystal sapphire and sapphire-based LED manufacturing processes we will be unable to attract or retain customers.

        Our ability to expand into new applications in the crystal sapphire and sapphire-based LED market depends on continued advancement in the design and manufacture of sapphire and LEDs (including sapphire and non-sapphire-based LEDs) by others. The crystal sapphire and LED industry has been characterized by a rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater functionality. The future success of our sapphire business will depend on our ability to develop new products for use in crystal sapphire and sapphire-based LED applications and to adjust our product specifications in response to these developments in a timely manner. If our development efforts are not successful or are delayed, or if our newly developed products do not achieve market acceptance, we may be unable to attract or retain customers and our operating results could be harmed. In addition, although sapphire is currently the preferred substrate material for certain LED applications, we cannot be assured that the LED market demand for sapphire will continue. Research is also ongoing for the use of silicon substrates in LED applications. If sapphire is displaced as the substrate of choice for certain LED applications, the financial condition and results of operations of our sapphire business could be adversely affected.

        In connection with the business plan for our sapphire business we have entered into contracts to supply our advanced sapphire crystal growth furnaces that incorporate advanced Heat Exchange Method, or HEM, technology. We plan to begin shipping such furnaces in the first half of the fiscal year ending March 31, 2012 pursuant to these contracts. Since we are new to this business, we may not be able to execute on our strategy to ship and install such furnaces for various reasons, including if we are unable to obtain the necessary components from third parties. In addition, we may not be able to enter into additional agreements to sell such furnaces in a timely manner, or at all. Among the factors that may delay or prevent the realization of our business plan include: limited resources that we can utilize to manufacture such furnaces; developments by competitors and others in the sapphire crystal market that make the sapphire furnaces inefficient or obsolete; or power demands of these furnaces that limit broad market acceptance. We may not be able to execute on our strategy to sell sapphire crystal furnaces for reasons within or outside of our control, and even if we are able to sell these furnaces, we may be unable to recognize revenue on these furnaces in a timely manner, or at all.

        While we believe that the advanced HEM technology provides advantages in sapphire crystal growth there are other competitors in the market that also utilize this and other processes for sapphire crystal growing that could compete with our technology and they may be able to more cost-effectively produce high quality, large diameter boules. These competitors include existing sapphire crystal growing companies and new entrants to the industry attracted by the prospects of the LED and sapphire markets. In addition, other companies may also begin to offer furnaces to sapphire crystal growers. If any current or potential competitor develops or purchases comparable or superior technology that enables the growing of higher quality, larger diameter sapphire crystals or that offers for sale a furnace that grows sapphire crystals more cost effectively than ours, our business, financial condition and results of operations could be materially adversely affected.

Our sapphire business relies on a limited number of suppliers for raw materials and key components.

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

        The process by which we grow sapphire crystal boules using the advanced crystal growth furnace technology requires that the furnace be supplied with a consistent supply of power during the cycle required to grow a boule. If there are certain types of power interruptions, which we have experienced at our Salem facility, even for a brief period of time, the crystal sapphire boule being generated by that furnace will be of inferior quality and we would likely be unable to sell that sapphire crystal material to a customer. In addition, if potential customers of our advanced crystal growth furnace do not have consistent power supplies, our furnace may not gain market acceptance because it will not create boules of the quality that may be expected by our customers.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Items 2 (a) and 2(b) are not applicable

(c)
Stock Repurchases.

        The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the nine months ended January 1, 2011:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 4, 2010 through May 8, 2010)	1,757	$5.80	—	—
Month #2 (May 9, 2010 through June 5, 2010)	6,465	$5.48	—	—
Month #3 (June 6, 2010 through July 3, 2010)	1,725	$5.63	—	—
Month #4 (July 4, 2010 through August 7, 2010)	1,724	$7.46	—	—
Month #5 (August 8, 2010 through September 4, 2010)	45,593	$8.24	—	—
Month #6 (September 5, 2010 through October 2, 2010)	1,725	$7.93	—	—
Month #7 (October 3, 2010 through November 6, 2010)	29,711	$8.44	—	—
Month #8 (November 7, 2010 through December 4, 2010)	26,501,725	$7.70	—	—
Month #9 (December 5, 2010 through January 1, 2011)	58,581	$9.08	—	—

        We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the nine months January 1, 2011; however, our employees surrendered, and we subsequently retired, 149,006 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our 2008 Equity Incentive Plan. In addition, we repurchased 26.5 million shares of the Company's common stock from GT Solar Holdings, LLC at a per share price of $7.66. The transaction closed on November 12, 2010 and cash used to purchase these shares was approximately $203 million.

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    (Removed and Reserved)

Item 5.    Other Information

  None

Item 6.    Exhibits

        Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.1	GT Solar International, Inc. Fiscal Year 2011 Management Incentive Plan	8-K	11/3/10	10.1
10.2	Amendment to Letter Agreement between Richard E Johnson and GT Solar Incorporated dated October 28, 2010	8-K	11/3/10	10.2
10.3	Share Repurchase Agreement, dated as of November 5, 2010, by and among GT Solar International, Inc. and GT Solar Holdings, LLC	8-K	11/9/2010	10.1
10.4	Credit Agreement, dated as of December 13, 2010, among GT Solar International, Inc., the Lenders, and Credit Suisse AG, as administrative agent and as collateral agent for the Lenders	8-K	12/17/2010	10.1
10.5	Guarantee and Collateral Agreement dated as of December 13, 2010, among GT Solar International, Inc., the Lenders, and Credit Suisse AG, as administrative agent and as collateral agent for the Lenders	8-K	12/17/2010	10.2
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.				X

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT SOLAR INTERNATIONAL, INC.
	By:	/s/ THOMAS GUTIERREZ Thomas Gutierrez
Date: February 10, 2011		President and Chief Executive Officer
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor
Date: February 10, 2011		Vice President and Chief Financial Officer