Form 10-Q
period 2011-07-02
GT Advanced Technologies Inc.
filed 2011-08-05
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
or
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

        As of August 1, 2011, approximately 126,572,970 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

GT SOLAR INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

GT Solar International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 2, 2011	April 2, 2011
Assets
Current assets:
Cash and cash equivalents	$473,391	$362,749
Accounts receivable, net	55,426	87,134
Inventories	162,021	127,572
Deferred costs	107,641	125,805
Vendor advances	24,823	20,044
Deferred income taxes	64,153	62,539
Refundable income taxes	1,516	21,780
Prepaid expenses and other current assets	13,333	17,114

Total current assets	902,304	824,737
Property, plant and equipment, net	62,052	54,441
Other assets	7,759	9,930
Intangible assets, net	21,635	22,705
Deferred cost	120,859	129,301
Goodwill	84,806	85,178

Total assets	$1,199,415	$1,126,292

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$18,750	$18,750
Accounts payable	40,233	63,401
Accrued expenses	28,550	39,987
Contingent consideration	6,619	4,837
Customer deposits	263,551	144,429
Deferred revenue	191,113	247,495
Accrued income taxes	32,142	23,014

Total current liabilities	580,958	541,913
Long-term debt	76,875	101,563
Deferred income taxes	49,321	59,080
Deferred revenue	204,566	198,022
Contingent consideration	5,289	6,391
Other non-current liabilities	269	817
Accrued income taxes	19,653	16,566

Total liabilities	936,931	924,352
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 126,536 and 125,683 shares issued and outstanding as of July 2, 2011 and April 2, 2011 respectively	1,265	1,257
Additional paid-in capital	130,921	123,338
Accumulated other comprehensive loss	(1,968)	(2,852)
Retained earnings	132,266	80,197

Total stockholders' equity	262,484	201,940

Total liabilities and stockholders' equity	$1,199,415	$1,126,292

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	July 2, 2011	July 3, 2010
Revenue	$231,096	$135,166
Cost of revenue	117,707	89,243

Gross profit	113,389	45,923
Operating expenses:
Research and development	11,272	3,747
Selling and marketing	6,153	3,711
General and administrative	16,208	10,588
Amortization of intangible assets	1,070	791

Total operating expenses	34,703	18,837

Income from operations	78,686	27,086
Other income (expense):
Interest income	91	163
Interest expense	(3,512)	(139)
Other, net	(77)	184

Income before income taxes	75,188	27,294
Provision for income taxes	23,119	10,796

Net income	$52,069	$16,498

Net income per share
Basic	$0.41	$0.11
Diluted	$0.41	$0.11
Weighted-average number of shares used in per share calculations:
Basic	125,927	143,977
Diluted	128,561	145,614

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities
Net income	$52,069	$16,498
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	1,070	791
Depreciation expense	1,635	904
Contingent consideration expense	680	—
Deferred income tax expense (benefit)	(9,744)	4,672
Provision for excess and obsolete inventory	1,264	1,243
Share-based compensation expense	3,120	1,548
Excess tax benefits from share-based awards	(2,196)	(251)
Amortization of deferred financing costs	2,214	90
Other adjustments, net	283	108
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	31,724	15,185
Inventories	(35,610)	(13,049)
Deferred costs	26,606	14,873
Vendor advances	(4,766)	(11,649)
Prepaid expenses and other assets	4,325	2,485
Accounts payable and accrued expenses	(35,276)	9,490
Customer deposits	119,110	19,493
Deferred revenue	(49,838)	(13,001)
Income taxes	32,600	(23,260)
Other, net	451	(557)

Net cash provided by operating activities	139,721	25,613
Cash flows from investing activities
Purchases of property, plant and equipment	(8,854)	(1,264)

Net cash used in investing activities	(8,854)	(1,264)
Cash flows from financing activities
Principal payments under credit facility	(24,688)	—
Proceeds and related excess tax benefits from exercise of share-based awards	5,657	1,349
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(1,128)	(55)
Deferred financing costs	(102)	—

Net cash (used in) provided by financing activities	(20,261)	1,294
Effect of foreign exchange rates on cash	36	61

Increase in cash and cash equivalents	110,642	25,704
Cash and cash equivalents at beginning of period	362,749	230,748

Cash and cash equivalents at end of period	473,391	$256,452

Supplemental cash flow information:
Cash paid for interest	$1,100	—
Non-cash investing and financing activities:
Increase in accounts payable and accrued expenses for property, plant and equipment	$607	—

See accompanying notes to these condensed consolidated financial statements.

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

1. Basis of Presentation

        These accompanying unaudited condensed consolidated financial statements of GT Solar International, Inc. and subsidiaries ("GT Solar" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the Securities and Exchange Commission's ("SEC") instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended July 2, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2012 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K ("Annual Report") for the fiscal year ended April 2, 2011, filed with the SEC on May 25, 2011.

        The condensed consolidated balance sheet as of April 2, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Fiscal Year End

        The Company's reporting period is based on a 52 week year that ends on the Saturday closest to March 31 which in certain years results in a 53 week fiscal year. The Company's quarterly reporting includes 13 week periods, unless otherwise noted. The Company uses the terms quarterly, monthly, and annual in describing its financial results.

Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Specifically, amortization of deferred financing fees of $90 and excess tax benefits for share-based awards of $251 for the three month period ended July 3, 2010 were previously included in the change in other, net, and deferred income tax expense (benefit), respectively, but are now stated separately in the Company's condensed consolidated statement of cash flows.

2. Significant Accounting Policies

        The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended April 2, 2011, filed with the SEC on May 25, 2011. There were no significant changes to the significant accounting policies during the three months ended July 2, 2011 with the exception of the changes to the Company's revenue recognition policy noted below.

Revenue Recognition

        On April 3, 2011, the Company prospectively adopted the provisions of Accounting Standards Update ("ASU") 2009-13, Revenue Recognition (Topic 605) —Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") for new and materially modified arrangements originating on or after April 3, 2011. ASU 2009-13 amended the accounting standards for multiple-deliverable revenue arrangements to require an

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

entity to allocate revenue in an arrangement on the basis of the relative selling price of deliverables. When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence of selling price ("VSOE"), if it exists, or third-party evidence of selling price ("TPE"). If neither VSOE nor TPE exists, then the vendor uses its best estimate of the selling price ("ESP") for that deliverable. The use of the residual method was eliminated by ASU 2009-13.

        The majority of the Company's contracts involve the sale of equipment and services under multiple element arrangements. The multiple-deliverable revenue guidance requires that the Company evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting. The product or service constitute a separate unit of accounting when it fulfills the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company's sales arrangements do not include a general right of return.

        For transactions entered into prior to the adoption of ASU 2009-13, the Company assesses whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes described above and whether objective and reliable evidence of fair value exists for these separate units of accounting. The Company applies the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple-element arrangement. If objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred until such evidence does exist, or until all elements for which the Company does not have objective evidence of fair value are delivered, whichever is earlier assuming all other revenue recognition criteria are met.

        In certain circumstances, the Company enters into contracts that grant contractual rights which are considered a separate element and require revenue to be recognized ratably over the period commencing when all other elements have been delivered and other contract criteria have been met and through the period when such rights expire. Upon the adoption of ASU 2009-13, management will allocate arrangement consideration based on the ESP of the contractual rights, which will be recognized ratably through the period when such rights expire.

        The adoption of ASU 2009-13 did not have a material effect on the Company's financial results for the three months ended July 2, 2011, and is not expected to have a material impact on the Company's financial position or results of operations in fiscal year 2012. Should the Company materially modify certain arrangements, the amount of previously deferred revenue could be materially impacted based on the application of ASU 2009-13 to the modified arrangement. The anticipated timing of revenue recognition for multiple element arrangements will generally not be significantly affected under ASU 2009-13 since the Company maintained objective evidence of fair value for the majority of the undelivered elements in its arrangements. For those arrangements where the Company has not historically had VSOE for the undelivered elements, such as certain contractual rights or ancillary products, revenue may be recognized earlier under ASU 2009-13, as compared to the prior guidance.

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        On April 3, 2011, the Company adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The impact of the Company's adoption of this pronouncement is discussed in the significant accounting policies within Note 2 to the condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

        In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The amendment requires that all nonowner changes in stockholders' equity be presented either in a single statement of comprehensive income or in two separate but consecutive statements. The standard is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The amendments in this update are to be applied retrospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011, which for the Company would be the fiscal year beginning April 1, 2012. The Company has not yet determined which method it will elect to present comprehensive income under the new standard.

4. Acquisition of Crystal Systems, Inc.

        On July 29, 2010, the Company acquired 100% of the outstanding shares of common stock of Crystal Systems, Inc., a crystalline growth technology company that manufactures sapphire materials used in LED applications, and other sapphire components used in other specialty markets ("Crystal Systems"). The acquisition of Crystal Systems provides the Company access to certain technologies and an expanded product portfolio. The purchase consideration consisted of $24,798 in cash, 5,445 shares of the Company's common stock valued at $30,938 (on the date of acquisition) and potential additional $18,650 contingent consideration based on the attainment of certain financial and technical targets through the period ending March 31, 2012. The fair value of the contingent consideration was estimated at $12,500 at the date of acquisition. The Company recorded a purchase price adjustment resulting in a reduction in the fair value of consideration by $392 during the three months ended July 2, 2011.

        The transaction has been accounted for as a business combination. The acquired business contributed revenues of $8,583 to the Company for the three months ended July 2, 2011. The results of the acquired business are included in the Company's sapphire business segment.

        Significant judgment is required in estimating the fair value of intangible assets acquired in a business combination and in assigning their respective useful lives. The Company employed the income method to estimate the fair value of intangible assets, which was based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of marketplace participant assumptions, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand's relative market position and the discount rate applied to the cash flows, among others.

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisition of Crystal Systems, Inc. (Continued)

        The Company recorded approximately $42,206 of goodwill which is primarily due to the expected future cash flows from yet undeveloped intangible assets such as future technology and the assembled workforce. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the purchase price allocation for the acquisition of Crystal Systems is as follows:

Fair value of consideration transferred:

Cash	$24,798
Common stock	30,938
Contingent consideration obligations	12,500
Purchase price adjustment	(392)

Total fair value of consideration	$67,844

Fair value of assets acquired and liabilities assumed:

Cash	$2,028
Accounts receivable	1,405
Inventories	2,841
Prepaid expenses and other assets	589
Property, plant and equipment	7,467
Intangible assets	24,000
Deferred tax assets	726
Goodwill	42,206
Customer deposits	(974)
Accounts payable, accrued expenses and other non-current liabilities	(1,530)
Deferred tax liabilities	(10,914)

Total net assets acquired	$67,844

        The purchase consideration included contingent consideration payable by the Company upon the achievement of: (i) a revenue target for calendar year 2010, which was achieved and paid during fiscal 2011, (ii) revenue and gross margin targets for the fiscal year ending March 31, 2012, (iii) technical targets relating to the commissioning of a predetermined number of crystal-growth furnaces, which was achieved during the three months ended July 2, 2011 and (iv) the development of ingot growth processes. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of the targets. Each period the Company revalues the contingent consideration obligations associated with the acquisition to fair value and records changes in the fair value as contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability with respect to the attainment of certain financial and operational metrics. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisition of Crystal Systems, Inc. (Continued)

economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense recorded in any given period.

        During the three months ended July 2, 2011, the Company recorded contingent consideration expense of $705 as general and administrative expenses. The fair value of the Company's contingent consideration obligations is $11,908 at July 2, 2011. The undiscounted range of probable outcomes that the Company initially used to value the contingent consideration arrangement was between $16,000 and $18,650. During fiscal 2011, the Company paid $3,534 to the shareholders of Crystal Systems in connection with the attainment of a revenue target for the calendar year 2010 portion of the contingent consideration obligation.

5. Fair Value Measurements

        Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the assumptions used, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is applied as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company reviewed the level of classifications of its investments at July 2, 2011 compared to April 2, 2011 and determined there were no significant transfers between such levels in the three months ended July 2, 2011.

        The following table provides the assets and liabilities measured and reported at fair value on a recurring basis at July 2, 2011 and April 2, 2011:

	July 2, 2011
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$191,705	$191,705	—	—
Forward foreign exchange contracts—assets	$504	—	$504	—
Liabilities:
Contingent consideration	$11,908	—	—	$11,908

GT Solar International, Inc.

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

        The Company's counterparties to its forward foreign exchange contracts are financial institutions. These forward foreign exchange contracts are measured at fair value using a valuation which represents a good faith estimate of the midmarket value of the position, based on estimated bids and offers for the positions, which are updated each reporting period. The Company considers the effect of credit standings in these fair value measurements. There have been no changes in the valuation techniques used to measure the fair value of the Company's forward foreign exchange contracts (see Note 8 for additional information about the Company's derivatives and hedging activities).

        The Company determined the fair value of its contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain targets. The key assumptions as of July 2, 2011 used in the model include: (i) discount rates of 2.1% for the purpose of discounting the expected cash flows for one of the technical targets and 17.5% for the financial and remaining technical targets; (ii) probability adjusted revenue and gross margin levels for the period ending March 31, 2012; and (iii) probability factors related to the attainment of certain technical targets. During the three months ended July 2, 2011, the Company revised the probability factor associated with the furnace commissioning target to 100%. The impact of the change in this probability factor was recorded to the income statement as contingent consideration expense for the three months ended July 2, 2011. The Company recorded contingent consideration expense within general and administrative expense in the condensed consolidated statements of operations and amounts to a total of $680 for the three months ended July 2, 2011, respectively, all of which was allocated to the corporate services reporting segment. The undiscounted range of outcomes that the Company initially used to value the contingent consideration arrangement was between $16,000 and $18,650 (see Note 4 for further discussion of the Crystal Systems acquisition). Changes in the fair value of the Company's Level 3 contingent consideration obligations during the period from April 3, 2011 to July 2, 2011 were as follows:

Fair value at April 3, 2011	$11,228
Changes in the fair value of contingent consideration obligations, net	680

Fair value at the end of the period	$11,908

        The carrying amounts reflected in the Company's condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities.

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

6. Goodwill and Other Intangible Assets

        The following table contains the change in the Company's goodwill during the three months ended July 2, 2011:

	Photovoltaic Business	Sapphire Business	Total
Balance as of April 3, 2011	$42,600	$42,578	$85,178
Adjustment related to the acquisition of Crystal Systems, Inc.	—	(372)	(372)

Balance as of July 2, 2011	$42,600	$42,206	$84,806

        No impairment losses have been recorded on the Company's goodwill.

        Acquired intangible assets subject to amortization at July 2, 2011 and April 2, 2011 consisted of the following:

		July 2, 2011			April 2, 2011
	Weighted Average Amortization Period
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Photovoltaic & Polysilicon:
Customer relationships	6.0 years	$4,200	$3,850	$350	$4,200	$3,675	$525
Technology	4.5 years	8,000	8,000	—	8,000	8,000	—
Trade names	6.0 years	2,400	2,200	200	2,400	2,100	300
Supplier relationships	5.0 years	1,100	1,100	—	1,100	1,100	—

Subtotal:		15,700	15,150	550	15,700	14,875	825
Sapphire:
Customer relationships	6.0 years	$4,100	$626	$3,474	$4,100	$456	$3,644
Technology	10.0 years	17,300	1,586	15,714	17,300	1,153	16,147
Order backlog	1.5 years	500	413	87	500	300	200
Trade names	8.0 years	1,100	126	974	1,100	92	1,008
Non-compete agreements	5.8 years	1,000	164	836	1,000	119	881

Subtotal:		24,000	2,915	21,085	24,000	2,120	21,880

		$39,700	$18,065	$21,635	$39,700	$16,995	$22,705

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

6. Goodwill and Other Intangible Assets (Continued)

        The weighted average remaining amortization periods for the (i) photovoltaic, polysilicon and (ii) sapphire intangibles were 0.11 years and 7.95 years, respectively, as of July 2, 2011. As of July 2, 2011, the estimated future amortization expense for the Company's intangible assets is as follows:

Fiscal Year Ending	Amortization Expense
2012 (remaining nine months)	$2,668
2013	2,747
2014	2,730
2015	2,697
2016	2,680
Thereafter	8,113

7.    Customer Concentrations

        The following customers comprised 10% or more of the Company's total revenues or total accounts receivable as of or for the periods indicated:

	Three Months Ended				As Of
	July 2, 2011		July 3, 2010		July 2, 2011		April 2, 2011
	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Photovoltaic Customers
Customer #1	$39,494	17%	*	*	*	*	*	*
Customer #2	28,134	12%	*	*	*	*	*	*
Customer #3	*	*	$40,319	30%	*	*	*	*
Customer #4	*	*	14,702	11%	*	*	$11,100	13%
Customer #5	*	*	*	*	$8,261	15%	*	*
Customer #6	*	*	*	*	*	*	11,821	14%
Customer #7	*	*	*	*	*	*	9,743	11%
Polysilicon Customers
Customer #8	*	*	$20,934	15%	9,346	17%	*	*

*
Amounts from these customers were less than 10% of the total as of or during the respective period.

        The Company requires most of its customers to either post letters of credit or make advance payments of a portion of the selling price prior to delivery. Approximately $35,267 (or 64%) and $76,548 (or 88%) of total accounts receivable as of July 2, 2011 and April 2, 2011, respectively, were secured by letters of credit.

8.    Derivative and Hedging Activities

        The Company enters into forward foreign exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months of entering into the contract. As of July 2, 2011, the Company had forward foreign exchange contracts with notional amounts of €14,923 all of which qualified as cash flow hedges.

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8.    Derivative and Hedging Activities (Continued)

        The following table sets forth the balance sheet location and fair value of the Company's forward foreign exchange contracts at July 2, 2011 and April 2, 2011:

	Balance Sheet Location	July 2, 2011 Fair Value	April 2, 2011 Fair Value
Cash Flow Hedges
Forward foreign exchange contracts—assets	Other current assets	$504	$374

        The following table sets forth the effect of the Company's forward foreign exchange contracts designated as hedging instruments on the consolidated statements of operations for the three months ended July 2, 2011 and July 3, 2010.

Three Months Ended	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
July 2, 2011	$(508)	Cost of revenue/Research and Development	$(623)	Other, net	$—
July 3, 2010	$1,884	Cost of revenue	$300	Other, net	$—

        Approximately $1,710 of accumulated loss as of July 2, 2011 is expected to be reclassified into earnings over the next twelve months.

        The interest component of forward foreign exchange contracts has been expensed and was not material during the three months ended July 2, 2011.

9.    Inventories

        Inventories consisted of the following:

	July 2, 2011	April 2, 2011
Raw materials	$128,807	$97,607
Work-in-process	7,418	4,130
Finished goods	25,796	25,835

	$162,021	$127,572

10.    Warranty

        The following table presents warranty activities:

	Three Months Ended
	July 2, 2011	July 3, 2010
Product warranty liability, beginning of the period	$6,943	$1,280
Accruals for new warranties issued	115	1,533
Payments under warranty	(1,529)	(533)

Product warranty liability, end of period	$5,529	$2,280

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11.    Income Taxes

        The Company accounts for income taxes at each interim period using its estimated annual effective tax rate which takes into account operations in the US and in other tax jurisdictions. Any discrete tax adjustments are recorded in the specific quarter they arise.

        The Company's effective tax rate was 30.7% and 39.6% for the three months ended July 2, 2011 and July 3, 2010, respectively. The effective tax rate is lower in the period ended July 2, 2011, principally due to proportionally higher expected levels of income in lower tax jurisdictions as a result of the Company's continued transition of its global operations center to Hong Kong. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

        A reconciliation of the change in unrecognized tax benefits for the three months ended July 2, 2011 is as follows:

Unrecognized tax benefits at April 3, 2011	$17,653
Increases related to current year tax positions	3,087
Increases related to prior year tax positions	—

Unrecognized tax benefits at July 2, 2011	$20,740

        The Company also recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. To date the Company has recorded accruals for interest and penalties of $38 for fiscal 2012. Realization of the unrecognized tax benefits would affect the effective tax rate.

        The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by federal, state, and foreign tax authorities. The Company's U.S. tax returns are currently in appeals for fiscal years ended March 31, 2007 and 2008 and the Company plans to vigorously defend all tax positions taken. The Company is also under examination by the Internal Revenue Service, or IRS for its fiscal years ended March 28, 2009 and April 3, 2010.

12.    Commitments and Contingencies

Purchase Commitments

        The Company's commitments to purchase raw materials, research and development and other services from various suppliers and vendors are estimated to be $352,871 and $293,251 as of July 2, 2011 and April 2, 2011, respectively, substantially all of these commitments as of July 2, 2011 are due within the next twelve months.

Litigation Contingencies

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire (the "Court"), against the Company, certain of its officers and directors, certain underwriters of its July 24, 2008 initial public offering and others, including certain investors. On October 3, 2008, the Court entered an order consolidating these

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12.    Commitments and Contingencies (Continued)

actions under the caption Braun et al. v. GT Solar International, Inc., et al (the "federal class action"). The Court selected the lead plaintiff and lead plaintiff's counsel in the federal class action on October 29, 2008. The lead plaintiff filed an amended consolidated complaint on December 22, 2008. The lead plaintiff asserts claims under various sections of the Securities Act. The amended consolidated complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for the Company's July 24, 2008 initial public offering, and other public statements, regarding the status of the Company's business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including DSS furnaces. Among other relief, the amended consolidated complaint seeks class certification, unspecified compensatory damages, rescission, interest, attorneys' fees, costs and such other relief as the Court should deem just and proper.

        The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendants' motion. Following the Court's denial of the motion, the parties submitted a proposed joint case management order, which the Court approved on November 16, 2009. The case management order provided for discovery to close on May 25, 2011.

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

        In March 2011, the Company reached an agreement in principle to settle these two putative securities class-action lawsuits related to the Company's initial public offering. The terms of the proposed settlement, which includes no admission of liability or wrongdoing by the Company or by any other defendants, provides for a full and complete release of all claims that were or could have been brought against all

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12.    Commitments and Contingencies (Continued)

defendants in both the federal and state securities actions. The Company will pay $10,500 into a settlement fund. Of this amount, the Company agreed to contribute $1,000 and the Company's liability insurers will contribute the remaining $9,500. The Company's contribution represents its contractual indemnification obligation to its underwriters. The Company paid $1,000 into the settlement fund during the three months ended July 2, 2011.

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

        The Company is subject to various other routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company's financial position, results of operations or cash flows.

Customer Indemnifications

        In certain cases, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company's products or

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12.    Commitments and Contingencies (Continued)

services. The Company generally seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations, but not all agreements contain such limitations on liability. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these indemnification provisions.

13.    Long-Term Debt and Revolving Credit Facility

        On December 13, 2010, the Company entered into the Credit Agreement (the "Credit Agreement"), with Credit Suisse AG, Cayman Islands Branch, ("Credit Suisse") as administrative agent and collateral agent, and the lenders from time to time, party to the Credit Agreement. The Credit Agreement consists of the term facility (the "Term Facility"), in an aggregate maximum principal amount of $125,000 with a final maturity date of December 13, 2013 and the revolving facility (the "Revolving Facility"), in an aggregate maximum principal amount of $75,000 with a final maturity date of December 13, 2013. The Term Facility is required to be repaid in equal quarterly installments in an aggregate annual amount equal to 15% of the original principal amount of the Term Facility, with the balance payable on December 13, 2013. The proceeds of the Credit Agreement are available for general corporate purposes. The full amount of the Term Facility was drawn by the Company on December 13, 2010 and no amounts have been drawn on the Revolving Facility as of July 2, 2011. As of July 2, 2011, the Company had $41,586 of outstanding standby letters of credit that were issued against the Revolving Facility. The majority of the standby letters of credit are related to customer deposits. As of July 2, 2011, there are no amounts available for borrowing under the Term Facility and $33,414 available for borrowing under the Revolving Facility.

        On December 13, 2010, the Company and the other parties to the Credit Agreement also entered into a Guarantee and Collateral Agreement (the "Guarantee and Collateral Agreement"). Pursuant to the Guarantee and Collateral Agreement, the Company's obligations under the Credit Agreement are guaranteed by each of its wholly-owned domestic subsidiaries and secured by, among other things, a lien on substantially all of its and the Company's wholly-owned domestic subsidiaries' tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, certain investment property, certain deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of the Company's wholly-owned restricted domestic subsidiaries (limited in the case of pledges of capital stock of any foreign subsidiaries, to 65% of the capital stock of any first-tier foreign subsidiary), subject to certain exceptions and thresholds.

        Borrowings under the Credit Agreement bear interest, at the Company's option, at either an alternate base rate or an adjusted London Interbank Offered Rate, or LIBOR, rate plus, in each case, an applicable margin. Such applicable margin will be 3.25% in the case of alternate base rate loans and 4.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of alternate base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Revolving Facility. The Term Facility borrowing rate in effect at July 2, 2011 was 4.44%.

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

13.    Long-Term Debt and Revolving Credit Facility (Continued)

        Over the next three fiscal years, the Company will be required to repay the following principal amounts under the Term Facility (amounts in millions):

Fiscal Year Ending	Principal Payments
2012 (remaining 9 months)	$14,062
2013	18,750
2014	62,813

Total	$95,625

        In June 2011, the Company made a required principal payment in the amount of $4,688 pursuant to the Term Facility in accordance with the payment schedule in the Credit Agreement. The Company may, at its option, prepay borrowings under the Credit Facility (in whole or in part), at anytime without penalty subject to conditions set forth in the Credit Facility. On June 15, 2011 the Company made a voluntary prepayment of $20,000 against the Term Facility. This payment was applied against the payment due in December 2013. In connection with this prepayment, the Company recorded accelerated amortization of $862 of the outstanding deferred financing fees as interest expense as a result of the voluntary prepayment.

        On June 29, 2011, the Company entered into an amendment (the "Amendment") to the Credit Agreement with Credit Suisse and the lenders. The Amendment made certain changes to the Credit Agreement, including (i) permitting the Company and its subsidiaries to cash collateralize letters of credit, and allowing liens to be placed on the cash and accounts utilized in connection with such cash collateralization, without any obligations in respect of such letters of credit being considered indebtedness for purposes of the Company's financial ratios or available debt or lien capacity in the Credit Agreement and (ii) allowing the Company's foreign subsidiaries to incur up to $100,000 of indebtedness for working capital purposes (formerly this amount was $25,000) and permitting the Company to provide an unsecured guarantee in connection with such indebtedness.

        Interest expense related to Term Facility and Revolving Facility was $3,534 for the three months ended July 2, 2011, which includes amortization of debt fees related to both facilities, as well as the commitment fee associated with the Revolving Facility. Cash paid for interest for the three months ended July 2, 2011 was $1,100. The carrying value of the amounts drawn under the Term Facility and the associated accrued interest total $95,844 as of July 2, 2011. The outstanding principal and accrued interest on the Term Facility approximate its fair value. Interest capitalized on construction-in-process contracts for the three months ended July 2, 2011 was not material. The balance of deferred financing costs at July 2, 2011 was $7,202 and is included in other assets on the consolidated balance sheet.

14.    Share-Based Compensation

        The Company recorded $3,120 and $1,548 of expense related to share-based compensation during the three months ended July 2, 2011 and July 3, 2010, respectively. Share-based compensation cost capitalized as part of inventory was not material for all periods presented.

        During the three months ended July 2, 2011, the Company granted option awards to purchase 734 shares of the Company's common stock to certain executives and employees of the Company. The stock options are exercisable at a weighted average price of $12.03 per share, which is based on the fair

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14.    Share-Based Compensation (Continued)

value of the Company's common stock on the date of grant, and expire 10 years from the date of grant. The total fair value of the stock options granted during this three month period was $4,202, or $5.73 per share. The fair value of the stock options was estimated using the Black-Scholes option pricing model which uses highly subjective assumptions including the expected stock price volatility. The fair value of the Company's stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 2.0%, expected average life of 6.0 years and an expected stock price volatility of 47.9%.

        During the three months ended July 2, 2011, the Company granted restricted stock units for 1,286 shares of the Company's common stock to certain executives, employees and directors of the Company. Restricted stock units provide for the holder to receive shares of the Company's common stock at the time such units vest or restrictions on such units lapse in accordance with the terms of the restricted stock unit agreement. The total fair value of the restricted stock units, which was based on the fair value of the Company's common stock on the date of grant, was $15,419, or $11.99 on a weighted average per share basis.

        During the three months ended July 2, 2011, the Company granted 481 performance-based restricted stock units to certain executives and employees. The total fair value of these restricted stock units, which was based on the fair value of the Company's common stock on the date of grant, was $5,781, or $12.03 on a weighted average per share basis.

        As of July 2, 2011, the Company had unamortized share-based compensation expense related to share options, restricted stock unit awards and performance based restricted stock unit awards of approximately $38,313 after estimated forfeitures. The remaining unamortized share-based compensation expense related to share option and restricted stock unit awards will be recognized over an estimated weighted average remaining requisite service period of 2.94 years.

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

15.    Stockholders' Equity

        The following table presents the changes in stockholders' equity for the three months ended July 2, 2011 is provided below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 3, 2011	125,683	$1,257	$123,338	$80,197	$(2,852)	$201,940
Net income	—	—	—	52,069	—	52,069
Other comprehensive income (loss)(1)
Cash flow hedge of foreign exchange, net	—	—	—	—	683	683
Foreign currency translation	—	—	—	—	201	201
Option exercises and vesting of restricted stock units	934	9	3,452	—	—	3,461
Share-based compensation expense	—	—	3,062	—	—	3,062
Excess tax benefit from share-based award activity	—	—	2,196	—	—	2,196
Minimum tax withholding payments for employee share-based awards	(81)	(1)	(1,127)			(1,128)

Balance at July 2, 2011	126,536	$1,265	$130,921	$132,266	$(1,968)	$262,484

(1)
See footnote 17.

16.    Earnings Per Share

        The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended
	July 2, 2011	July 3, 2010
Weighted average common shares—basic	125,927	143,977
Dilutive common stock options and restricted stock unit awards	2,634	1,637

Weighted average common and common equivalent shares—diluted	128,561	145,614

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

16.    Earnings Per Share (Continued)

        Potential common stock equivalents excluded from the calculation of dilutive earnings per share because the effect would have been anti-dilutive are as follows:

	July 2, 2011	July 3, 2010
Weighted average restricted stock units and common stock options having no dilutive effect	588	4,889

17.    Comprehensive Income

        The following table summarizes components of total comprehensive income for the three months ended July 2, 2011 and July 3, 2010:

	Three Months Ended
	July 2, 2011	July 3, 2010
Net income	$52,069	$16,498
Change in fair value of cash flow hedging instruments, net of tax effect of $(447) and $879, respectively	683	(1,305)
Changes in unrealized gain on available for sale securities, net of tax effect of $0 and $8, respectively	—	(13)
Foreign currency translation adjustment	201	61

Comprehensive income	$52,953	$15,241

        The following table summarizes the components of accumulated other comprehensive loss as of July 2, 2011 and April 2, 2011:

	July 2, 2011	April 2, 2011
Cash flow hedges of foreign exchange, net of tax	$(2,839)	$(3,522)
Foreign currency translation adjustment	871	670

Total	$(1,968)	$(2,852)

18.    Segment Information

        The Company reports its results in three segments: the photovoltaic (PV) business, the polysilicon business and the sapphire business.

        The PV business manufactures and sells directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast multicrystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells. The Company's PV business provided services related to the production of photovoltaic wafers, cells and modules, referred to as our turnkey business. During the three months ended July 3, 2010, the Company completed a review of its PV turnkey business and decided to no longer offer these services. This decision was based on the Company's assessment of reduced market opportunities, as well as low gross margins compared to its other product lines. The Company's decision did not impact the recoverability of any tangible or intangible assets, and it did not incur any significant costs to eliminate this product offering.

GT Solar International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18.    Segment Information (Continued)

        The polysilicon business manufactures and sells chemical vapor deposition, or CVD, reactors, used to react gases at high temperatures to produce polysilicon, the key raw material used in solar wafers and cells, while also providing engineering services and related equipment.

        On July 29, 2010, the Company acquired 100% of the outstanding shares of common stock of privately-held Crystal Systems. The sapphire business manufactures and sells advanced sapphire crystal growth systems that incorporate the Heat Exchanger Method technology, as well as sapphire materials used in LED applications, and sapphire components used in other specialty markets.

        The Company evaluates performance and allocates resources based on revenues and operating income (loss) of each segment. Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment including the amortization of acquired intangible assets. Corporate services include non-allocable overhead costs, including human resources, legal, finance, information technology, general and administrative, certain corporate integration expenses and corporate marketing expenses. Corporate services assets include deferred tax assets, cash and cash equivalents and other non-allocated assets.

        Financial information for the Company's reportable segments is as follows:

	Photovoltaic Business	Polysilicon Business	Sapphire Business	Corporate Services	Total
Three months ended July 2, 2011
Revenue	$198,628	$23,885	$8,583	$—	$231,096
Gross profit	102,504	9,761	1,124	—	113,389
Depreciation and amortization	412	166	1,552	575	2,705
Income (loss) from operations	92,803	4,605	(3,971)	(14,751)	78,686
Three months ended July 3, 2010
Revenue	$111,441	$23,725	$—	$—	$135,166
Gross profit	36,692	9,231	—	—	45,923
Depreciation and amortization	815	319	—	561	1,695
Income (loss) from operations	$30,520	$5,845	—	$(9,279)	$27,086
Assets
July 2, 2011	$252,366	$263,094	$132,558	$551,397	$1,199,415
April 2, 2011	$315,433	$236,781	$111,847	$462,231	$1,126,292

        The following table presents revenue by geographic region, which is based on the destination of the shipments:

	Three Months Ended
	July 2, 2011	July 3, 2010
China	$171,184	$56,802
Korea	22,888	21,068
Other Asia	31,860	9,518
Europe	784	47,019
United States	3,809	705
Other	571	54

Total	$231,096	$135,166

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "prospects," "forecasts," "expect," "intend," "may," "will," "plan," "target," and similar expressions or variations intended to identify forward-looking statements and include statements about our expectations of future periods with respect to, among other things, backlog, backlog conversions, gross margins, timing of when our business segments will recognize revenue and the amount that will be recognized, gross margins in our sapphire business to improve over time, continued investment in new product development and expansion of product base in each segment, increases in research and development spending, range of capital expenditures in fiscal 2012, material impact of accounting rules on financial position and results of operations, timing of revenue recognition, limited impact of change in market interest rates on our investment portfolio, all of the information under "—Factors Affecting the Results of Our Operations," timing of delivery of products, customers substantially performing their contractual obligations, customers renegotiating contracts, timing of recognizing deferred revenue as revenue, sufficiency of cash resources to satisfy working capital requirements, capital expenditures and other cash requirements, customer concentrations, demand for our products, effects of government tariffs, change in tax rates and the reasons therefore, growth of our business and product portfolio, fluctuation of polysilicon revenue, long term prospects for the solar industry and our PV segment, PV business accounting for a majority of our revenue for fiscal year 2011, outcome of litigation, tax rates, our plans to produce and sell crystal sapphire materials and our plans to produce, sell, deliver and install ASF systems. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to factors discussed under the heading titled "Risk Factors" included in this Quarterly Report on Form 10-Q.

        Forward-looking statements speak only as of the date of this report or, as of the date given if provided in another filing with the SEC. We undertake no obligation to publicly update or review any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

        GT Solar International, Inc., through its subsidiaries (referred to collectively as "we," "us" and "our") is a global provider of polysilicon production technology, multicrystalline ingot growth systems and related photovoltaic manufacturing services for the solar industry, and sapphire growth systems and material for the LED and other specialty markets. Our customers include several of the world's largest solar companies as well as companies in the chemical industry.

        On July 29, 2010, we acquired privately-held Crystal Systems, Inc., which we refer to as Crystal Systems, a crystal growth technology company that produces sapphire material used for LED applications, as well as other industrial markets.

        We operate through three business segments: our polysilicon business, our photovoltaic, or PV, business and our sapphire business.

Polysilicon Business

        Our polysilicon business manufactures and sells chemical vapor deposition, or CVD, reactors, used to react gases at high temperatures to produce polysilicon, the key raw material used in silicon-based solar wafers and cells, while also offerring engineering services and related equipment.

Photovoltaic Business

        Our PV business manufactures and sells directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast multicrystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells. Our PV business provided services related to the production of photovoltaic wafers, cells and modules, referred to as our turnkey business. During the three months ended July 3, 2010, we completed a review of our PV turnkey business and decided to no longer offer these services. This decision was based on our assessment of reduced market opportunities, as well as low gross margins compared to our other product lines. Our decision did not impact the recoverability of any tangible or intangible assets, and we did not incur any significant costs to eliminate this product offering.

Sapphire Business

        Our sapphire business manufactures and sells sapphire materials and equipment. Our sapphire material is manufactured using our advanced sapphire crystal growth systems that incorporate the Heat Exchanger Method, or HEM, technology. We commercialized advanced sapphire crystal growth systems, or ASF systems and delivered the first system in May 2011 and expect to deliver additional systems throughout the fiscal year ending March 31, 2012 and beyond. We have limited experience installing and operating the ASF systems in customer facilities. If the ASF system does not operate properly in our customers' facilities, we will not be able to recognize revenue from the sale of ASF systems in a timely manner, or at all. In addition, our sapphire business, and our overall business, would be materially and adversely impacted. In addition to selling ASF systems, we intend to continue production and sale of sapphire materials in selected specialty markets.

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

        In addition, our results of operations are affected by a number of other factors including the availability and market price of polysilicon and sapphire material, availability of raw materials, foreign exchange rates, interest rates, commodity prices (particularly molybdenum, steel and graphite prices) and macroeconomic factors, including the availability of capital that may be needed by our customers, as well as political, regulatory and legal conditions in the international markets in which we conduct business, including China.

        Our results of operations are affected by a number of other factors including, among other things, when we are able to recognize revenue under our PV, polysilicon and ASF system contracts. Our revenue recognition policies require us to defer revenue recognition in certain circumstances from shipped equipment and recognize revenue at a later date as more fully described under the caption "Note—2 Significant Accounting Policies—Revenue Recognition" in the notes to the condensed consolidated financial statements. Other factors affecting operations include delays in customer acceptances of our products, delays of deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

        Changes in the global capital markets have resulted in a more stringent lending environment which in turn has, at times, caused decreased spending within the industries we serve. While we have experienced increased revenue in our PV business during the three months ended July 2, 2011 as compared to the same period in the last fiscal year, the international commercial lending environment has not stabilized and if the availability of capital or credit were to become even more limited than we are currently experiencing, we expect that the results of operations attributable to our PV business, and our other business segments, would be negatively impacted.

        We are required to make a significant upfront investment in order to fill orders for our PV, polysilicon and sapphire production equipment. In the past we have had customers for our DSS furnaces and CVD reactors place orders and fail to make payments (and while we did not complete these orders, we incurred certain expenses). In an attempt to mitigate such risks, we generally require customers to make non-refundable deposits and/or provide letters of credit on most polysilicon, PV and sapphire equipment orders. These advances, however, may not cover all of the expenses we incur in preparing to fill the applicable order. In addition, we have negotiated extensions of the delivery schedules and other modifications under some of our existing contracts and we expect similar negotiations to occur in the future. When customers fail to make a deposit when due under their contracts, we may terminate, and have terminated, those contracts. When we renegotiate terms of existing contracts with our customers, such negotiations may result in a change in the timing of deliveries and other terms, which may have an impact on our results of operations as more fully described under the heading "Order Backlog."

        During the early part of calendar 2010, market demand in the market for polysilicon increased and, in response, worldwide manufacturing capacity of polysilicon exhibited growth, due principally to expansion by existing manufacturers. However, as 2010 progressed, there was an excess of polysilicon manufacturing capacity and the market price for polysilicon experienced significant declines. Notwithstanding the total excess in polysilicon capacity, those market participants without the necessary cost structure will be unable to operate profitably in a lower polysilicon price environment. Accordingly, there will be an even greater focus on reducing production costs among polysilicon manufacturers. Since polysilicon production equipment is one of the principal factors that accounts for the costs of polysilicon production for manufacturers, we expect that for the immediate future there will be substantial pressure by our customers to lower the cost of equipment or they may delay or cancel their purchases of polysilicon production equipment. Even in the face of a consolidating market, we believe we are well positioned to capture a portion of the future demand for polysilicon equipment among the more limited number of manufacturers due to the higher throughput and lower power consumption, leading to greater efficiencies, generated by our reactor equipment. However, the timing of any future purchases is uncertain and it may be a significant amount of time before we see the benefits of any purchases of equipment, if it all.

        Much like our other business segments, our PV business is subject to cyclicality in demand for our PV products, particularly our DSS furnace. Revenues from our PV segment grew in fiscal year 2011 as compared to the prior year in large part due to the increased demand among solar manufacturers for our DSS products. We do not, however, expect that solar manufacturers will continue to purchase PV furnaces at the same rate in fiscal 2012, and such decreased demand may continue for a longer period. We believe that, due to consolidation within the solar industry and increasing cost pressures, some of our PV customers are starting to lower capacity utilization rates and delaying expansion projects as they respond to weaker near term end market demand. Due to efficiencies offered by monocrystal silicon and advances in monocrystal silicon production technology, we may experience a longer contraction in end user demand for multicrystalline silicon solar modules than in the past. This contraction has resulted in increased pressure on the margins for our PV products. It is not possible to determine when market demand for multicrystalline solar products will return with any certainty, but initial indications are that the market will exhibit increased demand in fiscal year 2013 or the first half of fiscal year 2014 compared to the same period in 2012. We have begun to develop monocrystal silicon production technology but have not yet commercialized such equipment.

        Demand for PV on-grid applications, which in turn impacts the demand for PV manufacturing equipment, has historically been dependent in part on the availability and size of government subsidies and economic incentives. The ability of governments to provide economic incentives may be significantly impacted by the recent economic downturn. For example, Germany, which has among the world's largest PV installed base, has implemented reductions in solar feed-in tariff rates for certain solar systems and further reductions in solar feed-in tariff rates may be made in the future. Spain, which has also been a major market for PV products, reduced availability of subsidies in 2009 from 2,400 MW per year to 500 MW per year for solar projects. Conversely, adoption of feed-in-tariffs in China could positively increase market demand. It is difficult to determine the impact that a changing incentive program has on solar module demand and our customers' ability to sell solar modules in a particular geographic market. We believe decreasing costs within the solar value chain will reduce the effect of tariffs on the investment returns for solar projects. In contrast to decreasing incentives in Europe, China continues to maintain policies designed to stimulate its renewable energy sector, including solar power. The changing environment for such government incentive programs creates uncertainty for the solar industry.

        We are a new entrant into the sapphire materials and sapphire equipment business. The results of our sapphire business will depend on the demand for sapphire-based materials and products, which will likely result in the majority of our revenue from the sapphire business in fiscal 2012 being attributable to the sale of ASF systems, and that the revenue from the sale of sapphire material will be comparatively smaller. However, we may not be able to recognize revenue pursuant to existing (or future) contracts to sell ASF systems in the expected time frame, in which case, a greater percentage of revenue from our sapphire business will be attributable to our materials business and beyond. We have limited experience installing and operating the ASF systems in customer facilities. During the three months ended July 2, 2011, we did not recognize revenue in connection with the sale of ASF systems. If the ASF system does not operate properly in our customers' facilities, we will not be able to recognize revenue from the sale of systems in a timely manner, or at all. In addition, our sapphire business, and our overall business, would be materially and adversely impacted. The sapphire materials industry has recently begun to show signs of slowing demand and decreased prices charged by sapphire manufacturers. We anticipate long-term demand for sapphire material will be driven, in large part, by general illumination manufacturers. However, in the short-term, the decreased demand for sapphire materials may impact demand for our supplied materials and ASF systems and the timing of which amounts attributable to supplied materials and ASF systems roll-off of backlog and into revenue.

        Our quarterly results have fluctuated significantly in the past due to, among other things, the factors cited above, and we expect that our quarterly results will continue to fluctuate significantly in the future for these and other reasons.

Acquisition of Crystal Systems, Inc.

        On July 29, 2010, we acquired 100% of the outstanding shares of common stock of privately-held Crystal Systems, a crystalline growth technology company that manufactures sapphire materials used in LED applications and other specialty markets. The purchase consideration consisted of $24.8 million in cash, approximately 5.4 million shares of our common stock valued at $30.9 million (based on the closing market price of our common stock on the date of the acquisition) and a potential additional $18.7 million of contingent consideration based on the attainment of certain financial and technical targets through the period ending March 31, 2012. The fair value of the contingent consideration was $12.5 million at the date of acquisition. We recorded a purchase price adjustment resulting in a reduction in the fair value of consideration by $392 during the three months ended July 2, 2011. We have made contingent consideration payments of approximately $3.5 million through July 2, 2011.

        The transaction has been accounted for as a business combination and is included in our results of operations beginning on July 29, 2010, the date of acquisition.

Order Backlog

        Our order backlog primarily consists of written contractual commitments and signed purchase orders, deferred revenue (which represents equipment that has been shipped to customers but not yet recognized as revenue) and short-term contracts or sales orders for sapphire materials. Substantially all of the contracts in our order backlog for PV, polysilicon and sapphire equipment require the customer to either post a standby letter of credit in our favor and/or make advance payment prior to shipment of equipment.

        From the date of a written commitment, we generally would expect to deliver PV and sapphire equipment products over a period ranging from three to nine months and polysilicon products over a period ranging from twelve to eighteen months, however, in certain cases revenue may be recognized over longer periods. Disregarding the effect of any contract terminations or modifications, we would expect to convert approximately 44% of our July 2, 2011 order backlog into revenue during the next twelve months and approximately 56% thereafter. Although most of our orders require substantial non-refundable deposits, our order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. We began tracking our backlog as a performance measure on a consistent basis during 2007.

        If a customer fails to perform its outstanding contractual obligations on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages. During the three months ended July 2, 2011, we terminated or modified contracts resulting in a $10.4 million reduction in our order backlog (81% of the reduction was from 3 contracts). During the fiscal year ended April 2, 2011, we terminated or modified contracts resulting in a $10.7 million reduction in our order backlog (82% of the reduction was from 3 contracts). During the three months ended July 2, 2011, we did not record any revenue from terminated contracts and during the fiscal year ended April 2, 2011, we recorded revenues of $44.4 million from terminated contracts.

        Although we have a reasonable expectation that most of our customers will substantially perform on their contractual obligations, we attempt to monitor those contracts that we believe to be at risk, which include contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. We conduct negotiations with certain customers who have requested that we extend their delivery schedules or make other contract modifications, or who have not provided letters of credit or made payments in accordance with the terms of their contracts. We engage in a certain level of these negotiations in the ordinary course. We monitor the effect, if any, that these negotiations may have on our future revenue recognition. If we cannot come to an agreement with these customers, our order backlog could be reduced. Other customers with contracts in our order backlog that are not currently under negotiation may approach us with similar requests in the future, or may fail to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, our order backlog could be further reduced.

        The table below sets forth our order backlog as of July 2, 2011 and April 2, 2011 by business segment:

	July 2, 2011		April 2, 2011
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$370	16%	$468	39%
Polysilicon business	978	43%	537	45%
Sapphire business	952	41%	184	16%

Total	$2,300	100%	$1,189	100%

        Our order backlog attributable to our PV, polysilicon and sapphire businesses as of July 2, 2011, included deferred revenue of $395.7 million, of which $77.0 million related to our PV business, $317.2 million related to our polysilicon business and $1.5 million related to our sapphire business. Cash received in deposits related to our order backlog where deliveries have not yet occurred was $263.6 million as of July 2, 2011.

        As of July 2, 2011, our order backlog consisted of contracts with 29 PV customers, 16 of which have orders of $3 million or greater, contracts with 14 polysilicon customers, 13 of which have orders of $3 million or greater and contracts with several sapphire customers, 9 of which had orders of greater than $3 million. Our PV, polysilicon and sapphire order backlog as of July 2, 2011, included $554.0 million and $460.4 million attributed to two different customers, each of which individually represents 24% and 20%, respectively, of our order backlog.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three months ended July 2, 2011 and July 2, 2010:

	Three Months Ended
	July 2, 2011	July 3, 2010
Statement of Operations Data:*
Revenue	100%	100%
Cost of revenue	51	66

Gross profit	49	34
Research and development	5	3
Selling and marketing	3	3
General and administrative	7	8
Amortization of intangible assets	—	—

Income from operations	34	20
Interest income	—	—
Interest expense	(1)	—
Other income (expense), net	—	—

Income before income taxes	33	20
Provision for income taxes	10	8

Net income	23%	12%

*
percentages subject to rounding.

Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010.

        Revenue.    The following table sets forth total revenue for the three months ended July 2, 2011 and July 3, 2010:

	Three Months Ended
Business Category	July 2, 2011	July 3, 2010	Change	% Change
	(dollars in thousands)
Photovoltaic business	$198,628	$111,441	$87,187
Polysilicon business	23,885	23,725	160
Sapphire business	8,583	—	8,583

Total revenue	$231,096	$135,166	$95,930	71%

        Revenue from our PV business increased 78% to $198.6 million for the three months ended July 2, 2011 as compared to $111.4 million for the three months ended July 3, 2010. PV revenue is comprised of sales of our DSS furnaces, other equipment, services and ancillary parts and spares. The increase in revenue attributable to the PV business is primarily due to an increase in the number of DSS units on which revenue was recognized during the period offset in part by a decrease in revenue related to our turnkey business, for which we no longer offer as an option to our customers. Revenue recognized during the three months ended July 3, 2010 from turnkey projects was $41.1 million and we did not recognize any revenue from turnkey projects in the three months ended July 2, 2011.

        Revenue from our polysilicon business for the three months ended July 2, 2011 was consistent with revenue recognized in our polysilicon business for the same period in the prior year. Polysilicon revenue for the three months ended July 2, 2011 substantially relates to contracts that were in our order backlog as of April 2, 2011. Revenue in our polysilicon business is generally recognized upon acceptance of product, whether existing or new, unless acceptance is considered perfunctory. As a result, our polysilicon business tends to have a higher level of deferred revenue than our PV and sapphire businesses. Approximately 80% and 73% of our deferred revenue balance at July 2, 2011 and July 3, 2010, respectively, relates to our polysilicon business.

        Included in our backlog are polysilicon contracts that grant contractual rights which require revenue to be recognized ratably over the contract period. Revenue is recognized when all other elements have been delivered and other contract criteria have been met. During the three months ended July 2, 2011 and July 3, 2010, we recognized revenue on a ratable basis from one of these contracts of $20.9 million in each of the respective periods. As of July 2, 2011 our deferred revenue balance included $52.1 million related to this contract which is expected to be recognized as revenue ratably through fiscal year 2012.

        Revenue from our sapphire business was $8.6 million for the three months ended July 2, 2011. Our sapphire business revenue during the period is attributed to the sale of sapphire material used in sapphire-based LED applications, as well as other specialty markets. Our sapphire business was acquired on July 29, 2010 and therefore, there is no prior year comparison. We did not recognize any equipment revenue from our sapphire business during the period.

        In both the three months ended July 2, 2011 and July 3, 2010, a substantial percentage of our revenue resulted from sales to a small number of customers. Two of our customers accounted for 29% of our revenue for the three months ended July 2, 2011 and three customers accounted for 56% of our revenue for the three months ended July 3, 2010. No other customer accounted for more than 10% of our revenue during the respective periods.

        Based on our results through July 2, 2011 and our order backlog as of that date, we believe our PV business will account for a majority of our revenue for fiscal year 2012. For the fiscal year ending March 31, 2012, we believe that no one customer will account for more than 25% of our total annual revenue.

        Gross Profit and Gross Margins.    The following table sets forth total gross profit (in dollars) and gross margin percentage for the three months ended July 2, 2011 and July 3, 2010:

	Three Months Ended
	July 2, 2011	July 3, 2010	Change	% Change
	(dollars in thousands)
Gross profit
Photovoltaic business	$102,504	$36,692	$65,812
Polysilicon business	9,761	9,231	530
Sapphire business	1,124	—	1,124

Total	$113,389	$45,923	$67,466	147%

	Three Months Ended		Fiscal Year Ended
	July 2, 2011	July 3, 2010	April 2, 2011
Gross margins
Photovoltaic business	52%	33%	43%
Polysilicon business	41%	39%	42%
Sapphire business	13%	—	23%
Overall	49%	34%	42%

        Overall gross profit as a percentage of revenue, or gross margin, increased to 49% for the three months ended July 2, 2011 from 34% for the three months ended July 3, 2010, primarily related to favorable product mix, improved factory utilization, timing of revenue recognition for certain contracts in our PV business and the maintenance of the prices we charge for our products.

        Our gross margins in our PV, polysilicon and sapphire businesses tend to vary depending on the volume, pricing and timing of revenue recognition.

        Our PV gross margins for the three months ended July 2, 2011 were 52% as compared to 33% for the three months ended July 3, 2010. The increase was primarily due to an overall increase in volume and a higher portion of revenue attributable to the timing of final acceptance under certain PV contracts. In addition, included in the gross margins for the three months ended July 3, 2010 was revenue of approximately $40.3 million from a terminated turnkey project that generated a gross margin of approximately 17%.

        Our polysilicon gross margins for the three months ended July 2, 2011 were 41% as compared to 39% for the three months ended July 3, 2010. The increase was primarily due to the timing of revenue recognition related to final acceptance on certain contracts during the three months ended July 2, 2011.

        Our sapphire business gross margins were 13% for the three months ended July 2, 2011.Our sapphire gross margins were impacted by unabsorbed manufacturing costs experienced during the three months ended July 2, 2011. We expect gross margins in our sapphire business to improve over time as we improve factory utilization.

        Operating Expenses.    The following table sets forth total operating expenses for the three months ended July 2, 2011 and July 3, 2010:

	Three Months Ended
	July 2, 2011	July 3, 2010	Change	% Change
	(dollars in thousands)
Operating Expenses
Research and development	$11,272	$3,747	$7,525	201%
Selling and marketing	6,153	3,711	2,442	66%
General and administrative	16,208	10,588	5,620	53%
Amortization of intangible assets	1,070	791	279	35%

Total	$34,703	$18,837	$15,866	84%

        Operating expenses increased 84% to $34.7 million for the three months ended July 2, 2011, as compared to $18.8 million for the three months ended July 3, 2010.

        Research and development expenses consist primarily of payroll and related costs, including stock-based compensation expense, for research and development personnel who design, develop, test and deploy our PV, polysilicon and sapphire equipment, sapphire materials and our services. We expect to continue to invest in new product development and attempt to expand our product base in each of our segments. Research and development expenses increased 201% to $11.3 million for the three months ended July 2, 2011, as compared to $3.7 million for the three months ended July 3, 2010. The increase was primarily related to an increase in non-production materials of $3.1 million as we continue to incur such costs associated with our next generation DSS and polysilicon products. In addition, during the three months ended July 2, 2011 there was an increase in payroll and payroll related costs of $0.8 million. Further, the three months ended July 2, 2011 includes research and development costs of $2.2 related to our sapphire business which was acquired on July 29, 2010 and is not included in research and development expense for the three months ended July 3, 2010. Our spending on research and development activities is directly related to projects under development and the timing of the spending associated with each of the projects may vary from quarter to quarter. We expect our spending in research and development to increase over the remainder of the fiscal year ended March 31, 2012.

        Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses. Selling and marketing expenses increased 66% to $6.2 million for the three months ended July 2, 2011 from $3.7 million for the three months ended July 3, 2010. The increase in selling and marketing expenses was driven primarily by an increase of $0.3 million for payroll and payroll-related costs in our PV and polysilicon businesses and an increase of $0.8 million in trade show related expenses. In addition, the three months ended July 2, 2011 includes expenses of $1.1 million related to the sapphire business, which was acquired on July 29, 2010 and is not included in sales and marketing expense for the three months ended July 3, 2010.

        General and administrative expenses consist primarily of the following components: payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, human resources and other administrative personnel; depreciation and amortization of property and equipment we use internally; fees for professional services; rent and other facility-related expenditures for leased properties; the provision for doubtful accounts; insurance costs; and non-income related taxes. General and administrative expenses increased 53% to $16.2 million for the three months ended July 2, 2011 from $10.6 million for the three months ended July 3, 2010. The increase was primarily due to an increase in payroll and payroll-related costs of $4.1 million; an increase of $1.1 million in facilities and office expenses primarily driven by increased activity at the facilities in our sapphire business that was acquired on July 29, 2011, and $0.7 million in earn-out accretion expense in connection with the acquisition of Crystal Systems. These increases were offset in part by a decrease of $0.7 million in legal expenses.

        Amortization expense attributed to intangible assets increased 35% to $1.1 million for the three months ended July 2, 2011 from $0.8 million for the three months ended July 3, 2010. The increase is due to the amortization of intangible assets related to the Crystal Systems acquisition, and is offset in part by a decrease in amortization expense attributed to the mix of intangibles being amortized, as certain intangibles related to our PV business became fully amortized during the fiscal 2011.

        Interest Income.    Interest income decreased to $0.1 million for the three months ended July 2, 2011 as compared to $0.2 million for the three months ended July 3, 2010. The decrease was driven primarily by a decrease in the returns earned on our invested cash during the three months ended July 2, 2011. We invest our excess cash primarily in money market mutual funds.

        Interest Expense.    Interest expense increased to $3.5 million for the three months ended July 2, 2011 from $0.2 million for the three months ended July 3, 2010 due primarily to interest expense and the amortization of deferred financing costs in connection with entering into our new credit facility during fiscal 2011. Included in interest expense for the three months ended July 2, 2011 was $2.2 million of non-cash charges for the amortization of deferred financing costs in connection with our credit facility. Interest expense also includes the interest component of forward foreign exchange contracts and represents the interest rate differential between the two currencies involved in our forward foreign exchange contracts for the specified period of time and can be either a premium or discount at the beginning of the contract and are adjusted to reflect interest rate market condition changes. The interest component of our forward foreign exchange contracts was not significant for the three months ended July 2, 2011 or July 3, 2010.

        Other, net.    Other expense, net, was $0.1 million for the three months ended July 2, 2011 as compared to other income, net of $0.2 million for the three months ended July 3, 2010. The decrease was primarily due to an increase in foreign currency exchange losses incurred during the three months ended July 2, 2011.

        Provision for Income Taxes.    Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions world-wide.

        Our world-wide effective tax rate was 30.7% and 39.6% for the three months ended July 2, 2011 and July 3, 2010, respectively. The change in our reported tax rate for the three months ended July 2, 2011, as compared to the same period in 2010, relates to proportionally higher expected levels of income in lower tax jurisdictions as a result of our continued transition of our global operations center to Hong Kong. We review the expected annual effective income tax rates and make changes on a quarterly basis as necessary based on certain factors including changes in forecasted annual operating income by jurisdiction, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities, and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can change significantly on a quarterly basis.

Liquidity and Capital Resources

Overview

        We fund our operations generally through cash generated from operations, proceeds from credit facilities and proceeds from exercises of stock awards.

        Our cash and cash equivalents balance increased by $110.6 million during the three months ended July 2, 2011, from $362.7 million as of April 2, 2011 to $473.4 million as of July 2, 2011 primarily resulting from increases in cash flow from operating activities. Net cash provided by operating activities in the three months ended July 2, 2011 allowed us to fund our working capital requirements during such period. We manage our cash inflows through the use of customer deposits and milestone billings intended to allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) as well as payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this Quarterly Report on Form 10-Q.

        Our principal uses of cash are for raw materials and components, wages, salaries and investment activities, such as the purchase of property, plant and equipment. We outsource a significant portion of our manufacturing and therefore we require minimal capital expenditures to meet our production demands.

        The following table summarizes our primary cash flows in the periods presented:

	Three Months Ended
	July 2, 2011	July 3, 2010
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$139,721	$25,613
Investing activities	(8,854)	(1,264)
Financing activities	(20,261)	1,294
Effect of foreign exchange rates on cash	36	61

Net increase in cash and cash equivalents	$110,642	$25,704

Cash Flows from Operating Activities

        For the three months ended July 2, 2011, our cash provided by operations was $139.7 million. Our cash flow from operations was driven primarily by net income of $52.1 million, an increase in customer deposits of $119.1 million due to new orders in our polysilicon and sapphire equipment businesses and a decrease in accounts receivable of $31.7 million. These items were partially offset by a decrease in deferred revenue less deferred costs of $23.2 million, an increase in inventories of $35.6 million and a decrease in accounts payable and accrued expenses of $35.3 million.

        For the three months ended July 3, 2010, our cash provided by operations was $25.6 million which included $16.5 million of net income, $1.9 million of a net increase in deferred revenue less deferred costs and a decrease in accounts receivable of $15.2 million. We also experienced an increase in customer deposits of $19.5 million and increases in inventory and advance payments on inventory purchases of $24.7 million as a result of the increase in customer orders over the preceding six month period.

Cash Flows from Investing Activities

        For the three months ended July 2, 2011, our cash used in investing activities was $8.9 million, consisting entirely of capital expenditures. These capital expenditures were primarily used for expanding our sapphire business and improving our business information systems.

        Our total capital expenditures in our fiscal year ending March 31, 2012 are expected to range from approximately $25 million to approximately $30 million, consisting primarily of improvements to our business information systems, manufacturing equipment, expansion of our facilities in New Hampshire and expected expansion of our facilities in Asia. However, our capital expenditures may exceed such range if we were to accelerate plans for the implementation of our growth strategy.

        Our capital expenditures for the three months ended July 3, 2010 were approximately $1.3 million. Our capital expenditures for the three months ended July 3, 2010 were primarily used for improving our business information systems and purchase of machinery and equipment to support our growth.

Cash Flows from Financing Activities

        For the three months ended July 2, 2011, cash used in financing activities was $20.3 million, driven primarily by principal payments made under our Term Facility of $24.7 million. Of these principal payments, $4.7 million relates scheduled principal payments under the Term Facility. The remaining $20 million represents an additional voluntary principal prepayment made by us on June 15, 2011. This prepayment will be deducted from the payment due at the maturity of the debt in December 2013. These cash outflows were offset by proceeds and related tax benefits from the exercise of stock awards of $5.7 million.

        During the three months ended July 3, 2010 we received $1.3 million from financing activities, primarily related to the exercise of stock options.

        As of July 2, 2011, we had $41.6 million of outstanding standby letters of credit that were issued against the Revolving Facility. The majority of the standby letters of credit are related to customer deposits. As of July 2, 2011, there were no amounts available for borrowing under the Term Facility and $33.4 million available for borrowing under the Revolving Facility.

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

Long Term Debt and Revolving Credit Facility

        On December 13, 2010, we entered into the Credit Agreement, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party to the Credit Agreement. The Credit Agreement consists of the Term Facility, in an aggregate principal amount of $125.0 million with a final maturity date of December 13, 2013 and the Revolving Facility, in an aggregate maximum principal amount of $75.0 million with a final maturity date of December 13, 2013. The Term Facility will be repaid in equal quarterly installments in an aggregate annual amount equal to 15% of the original principal amount of the Term Facility, with the balance payable on December 13, 2013. The full amount of the Term Facility was drawn by us on December 13, 2010 and no amounts have been drawn on the Revolving Facility as of July 2, 2011. We use the Revolving Facility in connection with the issuance of letters of credit.

        On December 13, 2010, we and the other parties to the Credit Agreement also entered into a Guarantee and Collateral Agreement, which we refer to as the Guarantee and Collateral Agreement. Pursuant to the Guarantee and Collateral Agreement, our obligations under the Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries and secured by, among other things, a lien on substantially all of our wholly-owned domestic subsidiaries' tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, certain investment property, certain deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of our wholly-owned restricted domestic subsidiaries (limited in the case of pledges of capital stock of any foreign subsidiaries, to 65% of the capital stock of any first-tier foreign subsidiary), subject to certain exceptions and thresholds.

        Borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate or an adjusted London Interbank Offered Rate, or LIBOR, rate plus, in each case, an applicable margin. Such applicable margin will be 3.25% in the case of alternate base rate loans and 4.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of alternate base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Revolving Facility. The Term Facility borrowing rate in effect at July 2, 2011 was 4.44%.

        Over the next three fiscal years, we will be required to repay the following principal amounts under the Term Facility (amounts in millions):

Fiscal Year Ending	Principal Payments
2012 (remaning nine months)	$14.1
2013	18.7
2014	62.8

Total	$95.6

        In June 2011, we made a required principal payment in the amount of $4.7 million pursuant to the Term Facility in accordance with the payment schedule in the Credit Agreement. We may, at our option, prepay borrowings under the Credit Facility (in whole or in part), at anytime without penalty subject to conditions set forth in the Credit Facility. On June 15, 2011 we made a voluntary prepayment of $20.0 million against the Term Facility. This payment was applied against the payment due in December 2013. In connection with this prepayment, we recorded accelerated amortization of

$0.9 million of outstanding deferred financing fees as interest expense as a result of the voluntary prepayment. We are required to make mandatory prepayments with:

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

        The Credit Agreement imposes several financial covenants on us and our subsidiaries, including, but not limited to (i) maximum capital expenditures of $50 million during the two quarters ended April 2, 2011 and $40 million in any fiscal year thereafter, (ii) minimum ratio of consolidated adjusted EBITDA (as defined in the Credit Agreement) to consolidated fixed charges (as defined in the Credit Agreement) ranging from 1.0 to 1 to 2.0 to 1 at various times during the term of the Credit Agreement and (iii) maximum leverage ratio (as defined in the Credit Agreement) of 0.6 to 1.0 throughout the term of the Credit Agreement. As of July 2, 2011, we were in compliance with all covenants in the Credit Agreement.

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

        We use amounts available under the $75 million Revolving Facility in connection with standby letters of credit related to customer deposits. As of July 2, 2011, we had $41.6 million of outstanding letters of credit pursuant to the Revolving Facility resulting in $33.4 million of available credit under the Revolving Facility.

        On June 29, 2011, we entered into an amendment (the "Amendment") to the Credit Agreement, with Credit Suisse and the other lenders thereto. The Amendment made certain changes to the Credit Agreement, including (i) permitting us and our subsidiaries to cash collateralize letters of credit, and allowing liens to be placed on the cash and accounts utilized in connection with such cash collateralization, without any obligations in respect of such letters of credit being considered indebtedness for purposes of our financial ratios or available debt or lien capacity in the Credit Agreement and (ii) allowing our foreign subsidiaries to incur up to $100.0 million of indebtedness for working capital purposes (formerly this amount was $25.0 million) and permitting us to provide an unsecured guarantee in connection with such indebtedness.

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

  Standby Letters of Credit

        As of July 2, 2011, we had $41.6 million of standby letters of credit outstanding issued under the Credit Agreement representing performance guarantees issued against customer deposits. These standby letters of credit are scheduled to expire within the next twelve months and have not been included in the condensed consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

        There have been no material changes to our "Contractual Obligations and Commercial Commitments" table in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended April 2, 2011, other than:

  i)
  as of July 2, 2011, purchase commitments under agreements totaled $352.9 million, substantially all of which are due within twelve months. As of July 2, 2011, prepayments under certain of these purchase commitments amounted to $263.6 million.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        On April 3, 2011, we prospectively adopted the provisions of Accounting Standards Update ("ASU") 2009-13, Revenue Recognition (Topic 605) —Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, for new and materially modified arrangements originating on or after April 3, 2011. The adoption of ASU 2009-13 did not have a material effect on our financial results for the three months ended July 2, 2011, and is not expected to have a material impact on our financial position or results of operations in fiscal year 2012.

Accounting Pronouncements Not Yet Adopted

        In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The amendment requires that all nonowner changes in stockholders' equity be presented either in a single statement of comprehensive income or in two separate but consecutive statements. The standard is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The amendments in this update are to be applied retrospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011, which for us would be the fiscal year beginning April 1, 2012. We have not yet determined which method we will elect to present comprehensive income under the new standard.

Critical Accounting Policies and Estimates

        For the three months ended July 2, 2011, there were no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011, filed on May 25, 2011, with the exception of the changes to the Company's revenue recognition policy noted below.

  Revenue Recognition

        On April 3, 2011, we prospectively adopted the provisions of Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605) —Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, for new and materially modified arrangements originating on or after April 3, 2011. ASU 2009-13 amended the accounting standards for multiple-deliverable revenue arrangements to require an entity to allocate revenue in an arrangement on the basis of the relative selling price of deliverables. When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence of selling price, or VSOE, if it exists, or third-party evidence of selling price, or TPE. If neither VSOE nor TPE exists, then the vendor uses its best estimate of the selling price or ESP, for that deliverable. The use of the residual method was eliminated by ASU 2009-13.

        The majority of our contracts involve the sale of equipment and services under multiple element arrangements. The multiple-deliverable revenue guidance requires that we evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting. The product or service constitute a separate unit of accounting when it fulfills the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Our sales arrangements do not include a general right of return.

        For transactions entered into prior to the adoption of ASU 2009-13, we assess whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes described above and whether objective and reliable evidence of fair value exists for these separate units of accounting. We apply the residual method when objective and reliable evidence of fair value exists for all of the undelivered elements in a multiple-element arrangement. If objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred until such evidence does exist, or until all elements for which we do not have objective evidence of fair value are delivered, whichever is earlier assuming all other revenue recognition criteria are met.

        In certain circumstances we enter into contracts that grant contractual rights which are considered a separate element and require revenue to be recognized ratably over the period commencing when all other elements have been delivered and other contract criteria have been met and through the period when such rights expire. Upon the adoption of ASU 2009-13, management will allocate arrangement consideration based on the ESP of the contractual rights, which will be recognized ratably through the period when such rights expire.

        The adoption of ASU 2009-13 did not have a material effect on our financial results for the three months ended July 2, 2011, and is not expected to have a material impact on our financial position or results of operations in fiscal year 2012. Should we materially modify certain arrangements the amount of previously recorded deferred revenue could be materially impacted based on the application of ASU 2009-13 to the modified arrangement. The anticipated timing of revenue recognition for multiple element arrangements will generally not be significantly affected under ASU 2009-13 since we maintained objective evidence of fair value for the majority of the undelivered elements in its arrangements. For those arrangements where we have not historically had VSOE for the undelivered elements, such as certain contractual rights or ancillary products, revenue may be recognized earlier under ASU 2009-13.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Investment Risks

        We maintain an investment portfolio which, at July 2, 2011, consisted of $191.7 million of money market funds. At any time a rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. Based on investment positions as of July 2, 2011, hypothetical movement of plus or minus 50 basis points based on current market interest rates would not have a material impact to the value of our investment portfolio or the income earned in an annual period. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

        Although our reporting currency is the U.S. dollar and substantially all of our existing sales contracts are denominated in U.S. dollars, we incur costs denominated in other currencies. In addition, although we maintain our cash balances primarily in the U.S. dollar, from time to time, we maintain cash balances in currencies other than the U.S. dollar. As a result, we are subject to currency translation risk.

        Our primary foreign currency exposure relates to fluctuations in foreign currency exchange rates, primarily the euro for inventory purchases from vendors located in Europe. Fluctuations in exchange rates could affect our gross and net profit margins and could result in foreign exchange and operating losses or gains due to such volatility. Changes in the customer's delivery schedules can affect related payments to our vendors which could cause fluctuations in the cash flows and when we expect to make payments when these cash flows are realized or settled.

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

        As of July 2, 2011, we had forward foreign exchange contracts with notional amounts of €14.9 million, all of which expire within twelve months. As of July 2, 2011, the fair value and carrying amount of our forward foreign exchange contracts was a net asset of $0.5 million. Relative to our foreign currency exposures existing at July 2, 2011, a 10% appreciation (depreciation) of the Euro against the U.S. dollar would result in an increase (decrease) in the fair value of these derivative instruments of approximately $2.1 million.

Interest Rate Risk

        On December 13, 2010, we entered into a credit agreement, which we refer to as the Credit Agreement, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto. The Credit Agreement consists of a term loan facility, the Term Facility, in an aggregate principal amount of $125.0 million with a final maturity date of

December 13, 2013, and a revolving credit facility, the Revolving Facility, in an aggregate maximum principal amount of $75.0 million with a final maturity date of December 13, 2013. Subject to voluntary prepayments, the Term Facility will be repaid in equal quarterly installments in an aggregate annual amount equal to 15% of the original principal amount of the Term Facility, with the balance payable on December 13, 2013. The full amount of the Term Facility was drawn on December 13, 2010 and no amounts have been drawn on the Revolving Facility.

        Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) an alternate base rate (as defined in the Credit Agreement) or (ii) an adjusted London Interbank Offered Rate ("LIBOR") rate plus, in each case, an applicable margin. Such applicable margin will be 3.25% in the case of alternate base rate loans and 4.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of alternate base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Revolving Facility. The Term Facility borrowing rate in effect at July 2, 2011, based on the LIBOR rate, was 4.4% (which amount includes the applicable margin in accordance with the Credit Agreement). If the LIBOR rate changes by 100 basis points from that in effect at July 2, 2011, our annual interest expense would change by approximately $0.9 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 2, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in our internal controls over financial reporting during the three months ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The defendants moved to dismiss the amended consolidated complaint on February 5, 2009. On September 22, 2009, the Court denied the defendant's motion. Following the Court's denial of the motion, the parties submitted a proposed joint case management order, which the Court approved on November 6, 2009. The case management order provided for discovery to close on May 25, 2011.

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

        In March 2011, the Company reached an agreement in principle to settle these two putative securities class-action lawsuits related to the Company's initial public offering. The terms of the proposed settlement, which includes no admission of liability or wrongdoing by the Company or by any other defendants, provides for a full and complete release of all claims that were or could have been brought against all defendants in both the federal and state securities actions. The Company will pay $10.5 million into a settlement fund. Of this amount, the Company agreed to contribute $1.0 million and the Company's liability insurers will contribute the remaining $9.5 million. The Company's contribution represents its contractual indemnification obligation to its underwriters. The Company paid $1.0 million into the settlement fund during the three months ended July 2, 2011.

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

        We intend to defend these actions vigorously. We are currently unable to estimate a range of payments, if any, we may be required to pay, or may agree to pay, with respect to the derivative action. We, however, believe that the resolution of these suits will not result in a material effect to our consolidated financial statements. However, due to the inherent uncertainties that accompany litigation of this nature, there can be no assurance that we will be successful, and the resolution of any of the lawsuits could have a material adverse effect on our consolidated financial statements.

Item 1A.    Risk Factors

        Our business, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q before deciding to invest in shares of our common stock. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and an investor in our common stock could lose all or part of their investment.

Risks Related to Our Business Generally

General economic conditions may have an adverse impact on demand for our products.

        Demand for products requiring significant capital expenditures, such as our DSS units, CVD reactors and ASF systems, is affected by general economic conditions. A downturn in the global construction market reduces demand for solar panels in new residential and commercial buildings, which in turn reduces demand for our products that are used in the manufacture of PV wafers, cells and modules and polysilicon for the solar power industry. In addition, a downturn in the sapphire material market (which has been anticipated in some industry forecasts), and the sapphire-based LED and general illumination markets in particular (or if these markets do not experience any growth) would likely result in reduced demand for our sapphire material and our ASF systems. Uncertainties about economic conditions, negative financial news, tighter credit markets and declines in asset values have, in the recent past, caused our customers to postpone or cancel making purchases of capital equipment and materials. Increasing budgetary pressures could reduce or eliminate government subsidies and economic incentives for on-grid solar electricity applications. A prolonged downturn in the global economy could have a material adverse effect on our business in a number of ways, including decreased demand for our products, which would result in lower sales and reduced backlog.

        Uncertainty about future economic conditions makes it challenging for us to: forecast demand for our products and our operating results, make business decisions and identify the risks that may affect our business. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, results of operations and financial condition may be materially and adversely affected.

Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.

        Financial markets in the United States, Europe and Asia experienced extreme disruption in recent years, including, among other things, extreme volatility in security prices, tightened liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further tightening in credit markets, deterioration in the financial markets and reduced confidence in economic conditions. These economic developments adversely affect businesses such as ours in a number of ways. The tightening of credit in financial markets has resulted in reduced funding worldwide and a higher level of uncertainty for solar module and sapphire equipment manufacturers. As a result, some of our customers have been delayed in securing, or prevented from securing, funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products. We believe a reduction in the availability of funding for new manufacturing facilities and facility expansions in the solar and sapphire industries, or reduction demand for solar equipment panels or sapphire material, could cause a decrease in orders for certain of our products. We currently require most of our equipment customers to prepay a portion of the purchase price of their orders. We use these customer deposits to prepay our suppliers to reduce the need to borrow to cover our cash needs for working capital. This practice may not be sustainable if the recent market disruptions continue or grow worse. Some of our customers who have become financially distressed have failed to provide letters of credit or make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised terms, it could have a significant impact on our business, results of operations and financial condition.

        In the past, some of our PV and polysilicon customers failed to make deposits when due under their contracts, and we terminated some of those contracts. In addition, certain of these customers requested extensions of delivery dates and other modifications. The resulting contract modifications included lower pricing and reductions in the number of units deliverable under the contracts, thereby reducing our order backlog. As a result of these terminations and other contract modifications, for example, our PV and polysilicon order backlog was reduced by $105.0 million during the fiscal year ended April 3, 2010. We may experience further backlog reductions in the future similar to or greater than those reductions we experienced in 2010.

        As a result of PV and polysilicon customer delays or contract terminations, we reschedule or cancel, from time to time, purchase orders with our vendors to procure materials and, in certain cases, we reimburse the vendor for costs incurred to the date of termination plus predetermined profits. In addition, in the past, certain of the vendors from whom we purchased materials were unable to deliver their components because economic conditions had an adverse impact on their ability to operate their businesses and we were unable to recover advances paid to those vendors for components that were not delivered. For example, during the fiscal year ended March 28, 2009, we rescheduled and/or cancelled commitments to our vendors as a result of customer delays, contract modifications and terminations and we recorded losses of $11.3 million relating to expected forfeitures of vendor advances and reserves against advances on inventory purchases with vendors that had become financially distressed. In cases where we are not able to cancel or modify vendor purchase orders impacted by customer delays or terminations, our purchase commitments may exceed our order backlog requirements and we may be unable to redeploy the undelivered equipment. In addition, we may be required to pay advances to vendors in the future without being able to recover that advance if the vendor is placed in bankruptcy, becomes insolvent or otherwise experiences financial distress.

        We are new to the sapphire material and equipment industry and have only begun to deliver ASF systems to customers (and have limited experience operating these systems in the customers' facilities), but expect that the adverse impact of changes in the credit and financial markets on our sapphire business segment would be similar to that in our PV and polysilicon business segments. Delays in deliveries for products of all of our segments could cause us to have inventories in excess of our short-term needs and may delay our ability to recognize revenue on contracts in our order backlog. Contract breaches or cancellation of orders would prevent us from recognizing revenue on contracts in our order backlog and may require us to reschedule and/or cancel additional commitments to vendors in the future.

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

        Our order backlog is primarily based on signed purchase orders or other written contractual commitments. While our backlog increased significantly in the quarter ended July 2, 2011 (such increase was greater than $1.1 billion), we cannot guarantee that our order backlog will result in actual revenue in the originally anticipated period or at all. In addition, the contracts included in our order backlog may not generate margins equal to our historical operating margins. We began to track our order backlog on a consistent basis as a performance measure in 2007, and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our backlog. Our customers may experience project delays or defaults on the terms of their contracts with us as a result of external market factors and economic or other factors beyond our or their control. If a customer fails to perform its contractual obligations and we do not reasonably expect such customer to perform its obligations, we may terminate the contract. In addition, our backlog is at risk to varying degrees to the extent customers request that we extend the delivery schedules and make other modifications under their contracts in our order backlog. Any contract modifications that we negotiate could likely include an extension of delivery dates, and could result in lower pricing or in a reduction in the number of units deliverable under the contract, thereby reducing our order backlog. Our order backlog includes contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, it could result in a further reduction of our order backlog. Other customers with contracts in our order backlog that are not currently under negotiation may approach us with requests for delays in the future, or may fail to make payments when due, which could further reduce our order backlog. In the past, terminations and other contract revisions have caused significant reductions in backlog, for example, during the fiscal year ended April 3, 2010 our backlog was reduced by $105.0 million. If our order backlog fails to result in revenue in a timely manner, or at all, we could experience a reduction in revenue, profitability and liquidity.

We currently depend on a small number of customers in any given fiscal year for a substantial part of our sales and revenue.

        In each fiscal year, we depend on a small number of customers for a substantial part of our sales and revenue. For example, in the fiscal quarter ended July 2, 2011, two customers accounted for 29% of our revenue, in the fiscal year ended April 2, 2011, one customer accounted for 19% of our revenue, and in the fiscal year ended April 3, 2010, one customer accounted for 34% of our revenue. In addition, as of July 2, 2011, we had a $2.3 billion order backlog of which $1.01 billion was attributable to two customers. As a result, the default in payment by any of our major customers, the loss of existing orders or lack of new orders in the future, or a change in the product acceptance schedule by such customers could significantly reduce our revenues and have a material adverse effect on our financial condition, results of operations, business and/or prospects. While we have sought to diversify our business and customer base, we anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. Furthermore, many of our customers are at an early stage and many are dependent on the equity capital markets and debt markets to finance their purchase of our products. As a result, these customers could experience financial difficulties and become unable to fulfill their contracts with us. There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of sales to those customers for us. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

Our success depends on the sale of a limited number of products.

        A significant portion of our operating profits has historically been derived from sales of DSS units, CVD reactors and STC converters, which sales accounted for 93% of our revenue for the fiscal quarter ended July 2, 2011, 89% of our revenue for the fiscal year ended April 2, 2011 and 91% of our revenue for the fiscal year ended April 3, 2010. We have only begun to sell ASF systems and have not yet recognized any revenue or operating profit from such sales. There can be no assurance that DSS units and CVD reactors sales will increase beyond, or be maintained at, past levels or that any sales of sapphire materials or ASF systems will offset any decrease in sales of DSS units or CVD reactors (or result in any revenue). In fact, sales of our STC converters are substantially lower than in prior periods due to changes in technology. Factors affecting the level of future sales of our products include factors beyond our control, including, but not limited to, demand for solar products and sapphire material (including sapphire-based LED material and sapphire use in general illumination) and competing product offerings by other equipment manufacturers. Even following the acquisition of Crystal Systems, there can be no assurance that we will be able to successfully diversify our product offerings and thereby increase our revenue and/or maintain our profits in the event of a decline in DSS units and CVD reactors sales. If sales of our PV, polysilicon or sapphire products decline for any reason, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

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

        In addition, our sapphire business depends on a small number of suppliers for certain raw materials, components, services and equipment used in manufacturing our products and our ASF systems. In particular, (i) the supply of qualified meltstock we use to grow sapphire materials is limited and there may be an insufficient amount to grow our sapphire materials business as currently planned or available for the purchasers of our crystal growth systems and (ii) the supply of crucibles used in our ASF system, which require specialized manufacturing processes, may not be adequate to support the expected increase in the use of the ASF system by us or by customers of our ASF systems (both of which would be significant limiting factors on our attempts to grow our ASF business). We generally purchase these items with purchase orders, and we have no guaranteed supply arrangements with such suppliers (and this risk is exacerbated as our sapphire equipment customers begin to purchase these raw materials and equipment for their own production).

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

        In the ordinary course of business, we are also exposed to market risk from fluctuations in the price of raw materials and commodities necessary in the manufacture of our products, such as graphite, steel, copper, helium and molybdenum. We experience similar commodity risks in connection with the consumable materials utilized in our products, and in certain cases, there is very limited access to these commodities. The increase in the price of these commodities, due to further limitations of availability or to greater demand, will make our products less attractive and will harm our material and equipment business. As we bring more entrants into these markets, these commodity risks increase. Any significant increase in these prices would increase our expenses, decrease demand for our products and hurt our profitability. In addition, demand for our products will be negatively impacted if the raw materials that are used to create polysilicon, PV materials and sapphire were to increase.

        Our failure to obtain sufficient raw materials, commodities, component parts and/or third party equipment that meet our requirements in a timely manner and on commercially reasonable terms could interrupt or impair our ability to assemble our products, and may adversely impact our plans to expand and grow our business, as well as result in a loss of market share. Further, such failure may prevent us from delivering our products as required by the terms of our contracts with our customers, and may harm our reputation and result in breach of contract and other claims being brought against us by our customers. Any changes to our current supply arrangements, whether to the terms of supply from existing suppliers or a change in our suppliers, may also increase our costs in a material amount.

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

        The solar energy industry and the sapphire industry are both highly competitive and continually evolving as participants strive to increase their market share and new entrants strive to capture market share in each of these industries. In addition, the solar energy industry also has to compete with the larger conventional electric power industry. Many of our competitors have, and future competitors may also have, substantially greater financial, technical, manufacturing and other resources than we do. These resources may provide our competitors with an advantage because they can realize economies of scale, synergies and purchase certain raw materials, commodities and key components at lower prices. Current and potential competitors of ours may also have greater brand name recognition, more established distribution networks and larger customer bases, and may be able to devote more resources to the research, development, promotion and sale of their products or to respond more quickly to evolving industry standards and changes in market conditions. In addition, given the ability of other parties to access equipment technology in each of our segments, we also face low-cost competitors who offer products at very competitive prices. We may not be able to maintain our current share of the market in our respective business segments as competitive intensity increases and particularly as our customers are targeted by local competitors in China and other countries. Customers may place orders to supply equipment for new facilities or future expansions with our competitors, and we believe the likelihood that our customers and others will go to competitors has increased over time. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

        In relation to our polysilicon business, we are not the only provider of polysilicon production equipment to the market and the technology underlying our CVD reactor product is not the only known technology for producing polysilicon. Our CVD reactor is based on a method known as the Siemens process, whereby silicon depositions from silane or TCS gas are grown on heated rods inside a cooled bell jar. An alternative polysilicon production method is the fluidized bed reactor, or FBR, process, in which polysilicon is grown from hot polysilicon granules suspended in an upward flow of silane or TCS gas inside a specially designed chamber. A large scale FBR process has certain advantages over the Siemens process, including allowing for the continuous production and extraction of polysilicon, consuming less energy and being less labor intensive. There can be no assurance that the FBR process or other polysilicon growth technologies will not supersede the Siemens process as the most commonly used method of polysilicon production. If other technologies for producing polysilicon become more widely used or more widely available, demand for our CVD reactor product may be adversely affected. Existing direct competitors of our polysilicon business include various companies that we believe deliver CVD reactors based upon what we believe is a Siemens process reactor design. Although we believe our CVD reactor to be distinct from the competing products offered by our competitors, there can be no assurance that our CVD reactor will compete successfully with their products which would have a material adverse effect on our financial condition, results of operations, business and/or prospects. In addition, companies that produce polysilicon for their own purposes currently compete indirectly with our polysilicon business, as any increase in the supply of polysilicon may have an adverse effect of the demand for our CVD reactor.

        The PV and sapphire industries are also rapidly evolving and are highly competitive. Technological advances may result in lower manufacturing costs for these products and/or such product manufacturing equipment, and may render existing products and/or product manufacturing equipment of our PV and sapphire businesses obsolete. We will therefore need to keep pace with technological advances in these industries, including committing resources to ongoing research and development, acquiring new technologies, continually improving our existing products and continually expanding and/or updating our product offering, in order to compete effectively in the future. Our failure to further refine our technologies and/or develop and introduce new solar power and sapphire products could cause our products to become uncompetitive or obsolete, which could adversely affect demand for our products, and our financial condition, results of operations, business and/or prospects.

        Additionally, there are certain competitive factors that are particular to the sapphire material market including sapphire-based LED, and the sapphire equipment market. Our ability to expand into new applications in the sapphire material market and sapphire equipment market depends on continued advancement in the design and manufacture of sapphire and LEDs (including sapphire and non-sapphire-based LEDs) and lighting technology by others. This industry has been characterized by a rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater functionality. The future success of our sapphire business will depend on our ability to timely develop new products for use in sapphire, sapphire-based LED and general illumination applications and to adjust our product specifications in response to these developments in a timely manner. In addition, although sapphire is currently the preferred substrate material for certain LED applications, which is the market focused on by our equipment customers, we cannot be assured that the LED market demand for sapphire will continue. Research is also ongoing for the use of silicon substrates and substrates incorporating other materials in LED applications. Moreover, if effective new sources of light other than sapphire-based LED devices are developed, our sapphire business' current products and technologies could become less competitive or obsolete. If sapphire is displaced as the substrate of choice for certain LED and general illumination applications, or if sapphire-based LED is no longer a preferred technology among our customers, the financial condition and results of operations of our business could be adversely affected.

We may face product liability claims and/or claims in relation to third party equipment.

        It is possible that our products could result in property damage and/or personal injury, whether by product malfunctions, defects, improper use or installation or other causes. We cannot predict whether or not product liability claims will be brought against us or the effect of any resulting negative publicity on our business, which may include loss of existing customers, failure to attract new customers and a decline in sales. The successful assertion of product liability claims against us could result in potentially significant monetary damages being payable by us, and we may not have adequate resources to satisfy any judgment against us. Furthermore, it may be difficult or impossible to determine whether any damage or injury was due to product malfunction, operator error, failure of the product to be operated and maintained in accordance with our specifications or the failure of the facility in which our products are used to comply with the facility specifications provided to our customers or other factors beyond our control. For example, one of our significant customers experienced chamber leakage involving a number of DSS units in its facilities which we believe was the result of their facility failing to conform to specifications. We nonetheless agreed to replace certain chambers at our cost. Other customers may experience similar issues in the future as a result of product defects, facilities not complying with specifications or other reasons. To date, we have not received any product liability or other claims with respect to these or any other accidents.

        In addition, we have provided third party equipment in connection with our product sales. There can be no guarantee that such third party equipment will function in accordance with our intended or specified purpose or that the customer's personnel, in particular those who are inexperienced in the use of the specialized equipment sold by us, will be able to correctly install and operate it, which may result in the return of products and/or claims by the customer against us. In the event of a claim against us, there is no guarantee that we will be able to recover all or any of our loss from the third party equipment provider. The bringing of any product liability claims against us, whether ultimately successful or not, could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

Our future success depends on our management team and on our ability to attract and retain key employees and to integrate new employees into our management team successfully.

        We are dependent on the services of our management team. Although certain of these individuals are subject to agreements with us, any and all of them may choose to terminate their employment with us on thirty or fewer days' notice. The loss of any member of the management team could have a material adverse effect on our financial condition, results of operations, business and/or prospects. There is a risk that we will not be able to retain or replace these or other key employees. Integrating new employees into our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and ultimately prove unsuccessful. This may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

We may be unable to attract, train and retain technical personnel.

        Our future success depends, to a significant extent, on our ability to continue to develop and improve our technology and to attract, train and retain experienced and knowledgeable technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the polysilicon, PV and the sapphire industry, is vital to our success. There is substantial competition for qualified technical personnel, and qualified personnel are currently, and for the foreseeable future are likely to remain, a limited resource. Locating candidates with the appropriate qualifications can be costly, time-consuming and difficult. There can be no assurance that we will be able to attract new, or retain existing, technical personnel. We may need to provide higher compensation or increased training to our personnel. If we are unable to attract and retain qualified personnel, or are required to change the terms on which our personnel are employed, our financial condition, results of operations, business and/or prospects may be materially adversely affected.

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

        Third parties may infringe, misappropriate or otherwise violate our proprietary technologies, product designs, manufacturing processes and our intellectual property rights therein, which could have a material adverse effect on our financial condition, results of operations, business and/or prospects. For example, we have filed a lawsuit in the Hillsborough County Superior Court (Southern District) in New Hampshire against Advanced RenewableEnergy Company, LLC ("ARC"), Kedar Gupta, its Chief Executive Officer and Chandra Khattak, an ARC employee, for the misappropriation of trade secrets relating to sapphire crystallization processes and equipment. Because the laws and enforcement mechanisms of various countries that we seek protection in may not allow us to adequately protect our intellectual property rights, the strength of our intellectual property rights will vary from country to country. Litigation to prevent, or seek compensation for such infringement, misappropriation or other violation, such as the ARC lawsuit described above, may be costly and may divert management attention and other resources away from our business without any guarantee of success.

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

        We face potential claims by third parties of infringement, misappropriation or other violation of such third parties' intellectual property rights. From time to time we have received and may in the future receive notices or inquiries from other companies suggesting that we may be infringing their patents or misappropriating their intellectual property rights. Such notices or inquiries may, among other things, threaten litigation against us. Furthermore, the issuance of a patent to us does not guarantee that we have the right to practice the patented invention. Third parties may have blocking patents that could be used to prevent us from marketing our own patented product and practicing our own patented technology. In addition, third parties could allege that our products and processes make use of their unpatented proprietary manufacturing expertise and/or trade secrets, whether in breach of confidentiality and non-disclosure agreements or otherwise. If an action for infringement, misappropriation, or other violation of third party rights were successfully brought against us, we may be required to cease our activities on an interim or permanent basis and could be ordered to pay compensation, which could have a material adverse effect on our financial condition, results of operations, business and/or prospects. Additionally, if we are found to have willfully infringed certain intellectual property rights of another party, we may be subject to treble damages and/or be required to pay the other party's attorney's fees. Alternatively, we may need to seek to obtain a license of the third party's intellectual property rights or trade secrets, which may not be available, whether on reasonable terms or at all, and such technology may be licensed to other parties thereby limiting any competitive advantage to us. In addition, any litigation required to defend such claims brought by third parties may be costly and may divert management attention and other resources away from our business, without any guarantee of success. Moreover, we may also not have adequate resources to devote to our business in the event of a successful claim against us.

        From time to time, we hire personnel who have obligations to preserve the secrecy of confidential information and/or trade secrets of their former employers. Some former employers monitor compliance with these obligations. While we have policies and procedures in place to guard against the risk of breach by our employees of confidentiality obligations to their former employers, there can be no assurance that a former employer of one or more of our employees will not allege a breach and seek compensation for alleged damages. If such a former employer were to successfully bring such a claim, our know-how and/or skills base could be restricted and our ability to produce certain products and/or to continue certain business activities could be affected, to the detriment of our financial condition, results of operations, business and/or prospects.

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

        We are a Delaware corporation that operates through various affiliates and subsidiaries in a number of countries throughout the world, primarily in Asia. In October 2010, we established our global operations center in Hong Kong and our operations in Asia have grown significantly in the past two years. Our income taxes are based upon the applicable tax laws, treaties, and regulations in the many countries in which we operate and earn income as well as upon our operating structures in these countries. While we believe that we carefully analyze and account for the tax risks and uncertainties under the applicable rules, multiple tax authorities could contend that a greater portion of our and our affiliates' income should be subject to income or other tax in their respective jurisdictions. If successful, these challenges could result in an increase to our effective tax rate.

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

        As a result of the procedural requirements or laws of the foreign jurisdictions in which we carry on business and/or in which our customers or suppliers are located, we may experience difficulty in enforcing supplier or customer agreements or certain provisions thereof, including, for example, the limitations on the product warranty we typically include in our customer contracts. In some jurisdictions, enforcement of our rights may not be commercially practical in light of the duration, cost and unpredictability of such jurisdiction's legal system. Any inability by us to enforce, or any difficulties experienced by us in enforcing, our contractual rights in foreign jurisdictions may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

We are subject to export restrictions and laws affecting trade and investments, and the future sale of our products, including our sapphire materials and systems, may be further limited or prohibited in the future by a government agency or authority.

        As a global company headquartered in the United States, our products and services are subject to U.S. laws and regulations that limit and/or restrict the export of some of our products, services and related product and technical information, as well as laws of those foreign jurisdictions to which we sell or re-export our products. Compliance with these laws and regulations could significantly limit our operations and our sales in the future and failure to comply could result in a range of penalties, including restrictions on exports of all of our products for a specified time period, or forever, and severe monetary penalties. In certain circumstances, these restrictions may affect our ability to interact with our foreign subsidiaries and otherwise limit our trade and investments with third parties (including customers) operating outside the U.S.

        In addition, certain customers of our sapphire materials business operate in the defense sector or are subcontractors of companies in the defense industry, and our products are incorporated in, among other things, missiles, military aircraft and aerospace systems. In addition, Crystal Systems has received funding from the U.S. government in connection with certain research work for certain U.S. government agencies. Certain work performed pursuant to certain of these contracts is not commercially available, but we may make it available commercially in the future. The State Department, the Commerce Department or other government agencies may, however, determine that our sapphire material or other products, including our ASF systems, PV furnaces and/or polysilicon reactors, are important to the military potential of the U.S. If so, we may be subject to more stringent export licensing requirements or prohibited from selling certain of our sapphire materials for certain applications (or end uses), ASF systems, PV furnaces and/or polysilicon reactors to any customer outside the U.S or to customers in certain jurisdictions. The government has, and will likely continue to, vigorously enforce these laws in light of continuing security concerns. If the export or sale of any of our current or future products outside the U.S. are further limited or restricted by the U.S. government or any foreign government, our operations and results of operations would be negatively impacted.

We face particular market, commercial, jurisdictional and legal risks associated with our business in China.

        We have had significant sales in China, accounting for 74% of our revenue in the fiscal quarter ended July 2, 2011, 71% of our revenue in the fiscal year ended April 2, 2011 and 63% of our revenue in the fiscal year ended April 3, 2010. Further, we have significant facilities and operations in China. Accordingly, our financial condition, results of operations, business and/or prospects could be materially adversely affected by economic, political and legal conditions or developments in China.

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

        If acquisition opportunities arise in the future, we may seek to enter into business combinations or purchases. For example, in July 2010, we completed the acquisition of all of the outstanding stock of Crystal Systems. Acquisitions and combinations, including the acquisition of Crystal Systems, are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities and claims associated with acquired businesses. We may be subject to (i) liability for activities of the acquired company prior to the acquisition, including violations of laws, commercial disputes, environmental and tax and other known and unknown liabilities and (ii) litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties. In addition, there may, in particular, be risks and uncertainties in connection with the intellectual property rights and ownership of technology of an acquired company, including (i) the nature, extent and value of the intellectual property and technology assets of an acquired company, (ii) the rights that an acquired company has to utilize intellectual property and technology that it claims to have developed or to have licensed, (iii) the validity of intellectual property and technology transfers to or from third parties, (iv) the enforceability of registered and other intellectual property rights, and (v) actions by third parties against the acquired company for intellectual property and technology infringement and the extent of the potential loss relating thereto. Third parties may also be more likely to assert claims against the acquired company, including claims for breach of intellectual property rights, once the company has been acquired by us.

        Any inability to integrate completed acquisitions or combinations in an efficient and timely manner or the inability to properly assess and utilize the intellectual property and technology portfolio without infringing the rights of a third party could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination or we may be unable to effectively implement the business plan for the acquired company, which would prevent us from achieving our financial and business goals for the business. If we are not successful in completing acquisitions or combinations that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result.

        In addition, future acquisitions could require use of substantial portions of our available cash or result in the incurrence of debt or dilutive issuances of securities. If we were to incur additional debt in the future in connection with an acquisition, or otherwise, it may contain covenants restricting our future activities, may incur significant interest rates or penalties for breach and we may be unable to generate sufficient cash to pay the principal or interest. Also, any issuance of equity securities may be dilutive.

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

        Currently, a portion of our operations are located in Asia and we have increased our presence in Asia by opening our global operations center in Hong Kong. Additionally, a significant portion of our revenue is generated from customers that install our equipment in Asia. These areas are subject to natural disasters such as earthquakes and floods. A significant catastrophic event such as war, acts of terrorism or global threats, including, but not limited to, the outbreak of epidemic disease, could disrupt our operations and impair distribution of our products, damage inventory, interrupt critical functions, cause our suppliers to be unable to meet our demand for parts and equipment, reduce demand for our products, prevent our customers from honoring their contractual obligations to us or otherwise affect our business negatively. To the extent that such disruptions or uncertainties result in delays or our inability to fill orders, causes cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

        In addition, we have agreed to maintain all of our cash and permitted investments (as defined in the Credit Agreement) (which we collectively refer to as the Pledged Cash) in the United States in deposit or securities accounts that are subject to a lien in favor of the collateral agent for the benefit of the secured parties and perfected by control, provided that we maintain Pledged Cash greater than 110% of the aggregate amount of the outstanding principal amount of the term facility and the revolving credit exposure at certain times. We are also obligated to make certain prepayments of the term facility and the revolving credit facility.

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

        Our DSS products and ASF system are generally sold with a standard warranty for technical defects for a period equal to the shorter of: (i) twelve months from the date of acceptance by the customer; or (ii) fifteen months from the date of shipment. We provide longer warranty coverage in our polysilicon business, typically covering a period not exceeding twenty-four months from delivery. The warranty is typically provided on a repair or replace basis, and is not limited to products or parts manufactured by us. Our sapphire materials are sold with a standard warranty for a period not greater than thirty days, but the warranty period may be longer in certain cases. As a result, we bear the risk of warranty claims on all products we supply, including equipment and component parts manufactured by third parties. There can be no assurance that we will be successful in claiming under any warranty or indemnity provided to us by our suppliers in the event of a successful warranty claim against us by a customer or that any recovery from such supplier would be adequate. There is a risk that warranty claims made against us will exceed our warranty reserve and could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

Exchange rate fluctuations may make our products less attractive to non-U.S. customers and otherwise have a negative impact on our operating results.

        Our reporting currency is the U.S. dollar and almost all of our contracts are denominated in U.S. dollars. However, greater than 98% of our revenue was generated from sales to customers located outside the United States in each of the fiscal quarter ended July 2, 2011 and fiscal years ended April 2, 2011 and April 3, 2010, and we expect that a large percentage of our future revenue will continue to be derived from sales to customers located outside the United States. Changes in exchange rates between foreign currencies and the U.S. dollar could make our products less attractive to non-U.S. customers and therefore decrease our sales and gross margins. In addition, we incur costs in the local currency of the countries outside the United States in which we operate and as a result are subject to currency translation risk. Exchange rates between a number of foreign currencies and the U.S. dollar have fluctuated significantly over the last few years and future exchange rate fluctuations may occur. Our largest foreign currency exposure is the euro. In an attempt to mitigate foreign currency fluctuations, we have entered into, from time to time, forward foreign exchange contracts to hedge portions of equipment purchases from vendors located primarily in Europe. Our hedging activities may not be successful in reducing our exposure to foreign exchange rate fluctuations, for example, in fiscal 2010 we were required to take a charge of $2.1 million as a result of certain forward foreign exchange contracts no longer qualifying as cash flow hedges, which may occur again if we delay, cancel or otherwise modify the terms of the equipment purchases that affect the forecasted cash flow transaction being hedged. Future exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

        In March 2011, the Company reached an agreement in principle to settle these two putative securities class-action lawsuits related to the Company's initial public offering. The terms of the proposed settlement, which includes no admission of liability or wrongdoing by the Company or by any other defendants, provides for a full and complete release of all claims that were or could have been brought against all defendants in both the federal and state securities actions. The Company will pay $10.5 million into a settlement fund. Of this amount, the Company agreed to contribute $1.0 million and the Company's liability insurers will contribute the remaining $9.5 million. The Company's contribution represents its contractual indemnification obligation to its underwriters. We paid $1.0 million into the settlement fund during the three months ended July 2, 2011.

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

        We intend to defend these actions vigorously. We are currently unable to estimate a range of payments if any, we may be required to pay, or may agree to pay, with respect to the derivative action. We believe, however, that the resolution of these suits will not result in a material effect to our consolidated financial statements. However, due to the inherent uncertainties that accompany litigation of this nature, there can be no assurance that we will be successful, and an adverse resolution of any of the lawsuits could have a material effect on our consolidated financial statements.

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

        As noted in Note 2 to our financial statements included in our Annual Report on Form 10-K, as filed with the SEC on May 25, 2011, under the current revenue guidance, for arrangements containing products considered to be "established", the majority of our revenue is recognized upon delivery of the product. For arrangements containing products considered to be "new", or containing customer acceptance provisions that are deemed more than perfunctory, revenue is recorded upon customer acceptance.

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

        The market for polysilicon has been cyclical. Polysilicon supply had also increased due principally to expansion by existing manufacturers. This factor, among others, resulted in declining prices in polysilicon. An excess in production capacity for polysilicon has, and in the future may, adversely affect demand for our CVD reactors. There can be no certainty that the increased demand during the periods of expansion in polysilicon manufacturing capacity will persist for an extended period of time, or at all. A lack of demand for our CVD reactors could have a material adverse effect on our financial condition, results of operations, business and/or prospects. Conversely, if there are shortages of polysilicon in the future, the PV industry may be unable to continue to grow and/or may decline, and, as a result, demand for our PV products may decrease or may be eliminated.

Risks Relating to the Photovoltaic Industry

Government subsidies and economic incentives for on-grid solar electricity applications could be reduced or eliminated.

        Demand for PV equipment, including on-grid applications, has historically been dependant in part on the availability and size of government subsidies and economic incentives. Currently, the cost of solar electricity exceeds the retail price of electricity in most major markets in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, South Korea, Japan, China and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and/or manufacturers of PV products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives have expired or are due to expire in time, phase out over time, cease upon exhaustion of the allocated funding and/or are subject to cancellation or non-renewal by the applicable authority. For example, Germany continues to reduce their solar feed-in tariff rate for roof-top solar systems and the elimination of subsidies of ground-based solar systems on agricultural land, effective in July 2010. Spain, which has also been a major market for PV products, reduced subsidies in 2009 from 2,400 MW per year to 500 MW of solar projects. The reduction, expiration or elimination of relevant government subsidies or other economic incentives may result in the diminished competitiveness of solar energy relative to conventional and other renewable sources of energy, and adversely affect demand for PV equipment or result in increased price competition, all of which could cause our sales and revenue to decline and have a material adverse effect on our financial condition, results of operations, business and/or prospects. Conversely, the Chinese government has adopted feed-in-tariffs, which could significantly increase solar market demand. We may not, however, benefit from such feed-in-tariffs if we are unable to compete with other solar equipment manufacturers.

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

        The PV industry is rapidly evolving and is highly competitive. Technological advances may result in lower manufacturing costs for PV products and/or PV product manufacturing equipment, such as monocasting technology, and may render existing PV products and/or PV product manufacturing equipment obsolete. We will therefore need to keep pace with technological advances in the industry, including committing resources to ongoing research and development, acquiring new technologies, continually improving our existing products and continually expanding and/or updating our product offering, in order to compete effectively in the future. Our failure to further refine our technology and/or develop and introduce new solar power products could cause our PV products to become uncompetitive or obsolete, which could adversely affect demand for our products, and our financial condition, results of operations, business and/or prospects.

Risks Relating to the Sapphire Business

If our sapphire products do not achieve market acceptance, prospects for our sapphire business would be limited.

        As a result of our acquisition of Crystal Systems, a portion of our business will consist of the manufacture and sale of sapphire materials, which are used in the LED industry and other industrial markets. Potential customers for sapphire and sapphire-based LED materials may be reluctant to adopt such products as an alternative to existing sapphire materials or lighting technology. In addition, our potential customers may have substantial investments and know-how related to their existing sapphire, LED and lighting technologies, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost-effectiveness of our sapphire material products compared to other sapphire products available in the market. If acceptance of sapphire material and sapphire-based LEDs, particularly in general illumination, do not increase significantly, opportunities to increase this portion of our business and revenues would be limited. In addition, the price of sapphire-based LED material is expected to experience a significant drop in the next year due, in part, to the readily available supply of such material. Any of these factors could have an adverse impact on the growth of that portion of our business and the recoverability of our investment in Crystal Systems. Historically, the sapphire industry has experienced volatility in product demand and pricing. Changes in average selling prices of the sapphire material products as a result of competitive pricing pressures, increased sales discounts and new product introductions by competitors could have an adverse impact on our results of operations.

        In addition, the sapphire materials industry is characterized by rapid technological innovations, with improvements being made using several different crystal growth processes. If we are unable to improve our technology and equipment adequately, we will lose customers and our business would be adversely impacted.

The commercialization of our ASF systems may not be successful.

        We have recently entered into contracts to supply our ASF systems and only began shippingASF systems in May 2011 and expect to ship more systems pursuant to these contracts in the near future. We have very limited experience installing and operating the ASF system in any customer facility, and failure of these systems to operate properly for any reason will prevent us from recognizing revenue, would likely result in claims against us for the return of deposits, would harm our reputation and our results of operations. Since we are new to this business, we may not be able to execute on our strategy to ship and install such systems for various reasons, including if we are unable to obtain the necessary components from third parties.

        In addition, we may not be able to enter into additional agreements to sell such ASF systems in a timely manner, or at all. Among the factors that may delay or prevent the realization of our business plan include: limited resources that we can utilize to manufacture such systems; developments by competitors and others in the sapphire market that make the ASF systems inefficient or obsolete; or power demands of these systems that limit broad market acceptance. We may not be able to execute on our strategy to sell ASF systems for reasons within or outside of our control, and even if we are able to sell these systems, we may be unable to recognize revenue on these systems in a timely manner, or at all.

        In addition, if the demand for sapphire-based material declines, due to excess capacity currently in the market, the demand for our ASF systems may also decrease.

        While we believe that the ASF system provides advantages in sapphire growth there are other competitors in the market that also utilize this and other processes for sapphire growing that could compete with our technology and they may be able to more cost-effectively produce high quality, large diameter boules. These competitors include existing sapphire growing companies and new entrants to the industry attracted by the prospects of the LED and general illumination markets. In addition, other companies may also begin to offer systems to sapphire growers. If any current or potential competitor develops or purchases comparable or superior technology that enables the growing of higher quality, larger diameter sapphire material or that offers for sale a system that grows sapphire material more cost effectively than ours, our business, financial condition and results of operations could be materially adversely affected.

Crystal growth using the ASF system requires a consistent supply of power and any interruption in the supply of power may result in sapphire material that has reduced or no sales value.

        The process for growing sapphire boules using the ASF system technology requires that the system be supplied with a consistent supply of power during the cycle required to grow a boule. If there are certain types of power interruptions, which we have experienced at our Salem and Merrimack facilities, even for a brief period of time, the sapphire boule being generated by that system will be of inferior quality and we would likely be unable to sell that sapphire material to a customer. Such power interruptions at our facilities also delay and impair our research and development efforts with respect to sapphire material and ASF systems. In addition, if potential customers of our ASF system do not have consistent power supplies, our system would not gain market acceptance because it will not create boules of the quality that may be expected by our customers and we would likely not meet the required contractual acceptance criteria necessary to receive the final installment payment and we would not be able to recognize any revenue on that ASF system if such acceptance criteria is not met.

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

        Our certificate of incorporation currently authorizes us to issue up to 500 million shares of common stock, and as of July 2, 2011, we had approximately 126 million shares of common stock outstanding. All of these shares, shares are freely tradable, in the public market under a registration statement or an exemption under the securities laws. Moreover, as of July 2, 2011, 9.1 million shares of our common stock were issuable upon the exercise of outstanding vested and unvested options and upon vesting of restricted stock units.

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

        It is common for equipment manufacturers in the business segments in which we operate to enter into contracts for the sale and delivery of substantial amounts of equipment, involving highly competitive bidding situations. Public announcements of contract awards often cause a reaction in the stock market and affect, sometimes significantly, the trading price of the stock of the manufacturer that received a contract award. It could also have a negative effect on the trading price of stock of competitors that did not receive such contract. This reaction may be unrelated to the historical results of operations or financial condition of the affected companies or, in the case of unsuccessful competitors, any guidance they may have provided with respect to their future financial results. An announcement that a competitor of ours was awarded a significant customer contract could have a material adverse effect on the trading price of our stock.

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

  •
  competition by existing and emerging competitors, including in the PV and sapphire industry;

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

        Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Items 2 (a) and 2(b) are not applicable

(c)
Stock Repurchases.

        The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended July 2, 2011:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 3, 2011 through May 7, 2011)	1,746	$10.39	—	—
Month #2 (May 8, 2011 through June 4, 2011)	42,716	$11.99	—	—
Month #3 (June 5, 2011 through July 2, 2011)	36,891	$16.12	—	—

        We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months July 2, 2011; however, our employees surrendered, and we subsequently retired, 81,353 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our 2008 Equity Incentive Plan.

        Our credit facility imposes restrictions on our ability, and the ability of our subsidiaries, to pay cash dividends, subject to certain limited exceptions.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None

Item 6.    Exhibits

        Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.1	Form of Performance-Based Restricted Stock Unit Agreement for executive officers.				X
10.2	Amendment No. 2 to Credit Agreement dated June 29, 2011.	8-K	7/6/2011	10.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.				X

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT SOLAR INTERNATIONAL, INC.
	By:	/s/ THOMAS GUTIERREZ Thomas Gutierrez
Date: August 5, 2011		President and Chief Executive Officer
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor
Date: August 5, 2011		Vice President and Chief Financial Officer