Form 10-Q/A
period 2011-07-02
GT Advanced Technologies Inc.
filed 2011-08-17
CIK 1394954

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34133

GT Advanced Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	03-0606749 (I.R.S. Employer Identification No.)
243 Daniel Webster Highway Merrimack, New Hampshire (Address of principal executive offices)	03054 (Zip Code)

Registrant's telephone number, including area code: (603) 883-5200

GT Solar International, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

 Explanatory Note

        The sole purpose of this Amendment No. 1 to GT Advanced Technologies Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ended July 2, 2011, filed with the Securities and Exchange Commission dated August 5, 2011 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

        This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

        Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

        The Company changed its name on August 8, 2011 from GT Solar International, Inc. to GT Advanced Technologies Inc. At the time of the filing of the Form 10-Q, the Company's legal name was GT Solar International, Inc.

Item 6.    Exhibits

        Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.1	Form of Performance-Based Restricted Stock Unit Agreement for executive officers.	10-Q	8/5/2011	10.1
10.2	Amendment No. 2 to Credit Agreement dated June 29, 2011.	8-K	7/6/2011	10.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.	10-Q	8/5/2011	31.1
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.	10-Q	8/5/2011	31.2
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.	10-Q	8/5/2011	32
101.INS	XBRL Instance Document*				X
101.SCH	XBRL Taxonomy Extension Schema Document*				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*				X

*
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT Advanced Technologies Inc.
	By:	/s/ THOMAS GUTIERREZ Thomas Gutierrez
Date: August 17, 2011		President and Chief Executive Officer
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor
Date: August 17, 2011		Vice President and Chief Financial Officer

QuickLinks

Explanatory Note
  Item 6. Exhibits
SIGNATURES