Form 10-Q
period 2011-10-01
GT Advanced Technologies Inc.
filed 2011-11-09
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

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

        As of November 3, 2011, approximately 127,218,590 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

GT ADVANCED TECHNOLOGIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

GT Advanced Technologies Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

Assets	October 1, 2011	April 2, 2011
Current assets:
Cash and cash equivalents	$483,764	$362,749
Restricted cash	10,220	—
Accounts receivable, net	68,100	87,134
Inventories	156,491	127,572
Deferred costs	159,776	125,805
Vendor advances	34,890	20,044
Deferred income taxes	57,699	62,539
Refundable income taxes	1,516	21,780
Prepaid expenses and other current assets	15,767	17,114

Total current assets	988,223	824,737
Property, plant and equipment, net	75,012	54,441
Other assets	18,578	9,930
Intangible assets, net	91,725	22,705
Deferred cost	87,332	129,301
Goodwill	116,109	85,178

Total assets	$1,376,979	$1,126,292

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$18,750	$18,750
Accounts payable	51,701	63,401
Accrued expenses	35,441	39,987
Contingent consideration	17,188	4,837
Customer deposits	300,781	144,429
Deferred revenue	292,934	247,495
Accrued income taxes	16,085	23,014

Total current liabilities	732,880	541,913
Long-term debt	72,188	101,563
Deferred income taxes	59,426	59,080
Deferred revenue	167,886	198,022
Contingent consideration	6,061	6,391
Other non-current liabilities	12,725	817
Accrued income taxes	20,428	16,566

Total liabilities	1,071,594	924,352
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 127,135 and 125,683 shares issued and outstanding as of October 1, 2011 and April 2, 2011, respectively	1,271	1,257
Additional paid-in capital	137,498	123,338
Accumulated other comprehensive loss	(2,565)	(2,852)
Retained earnings	169,181	80,197

Total stockholders' equity	305,385	201,940

Total liabilities and stockholders' equity	$1,376,979	$1,126,292

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenue	$217,691	$229,293	$448,787	$364,459
Cost of revenue	122,606	136,168	240,313	225,411

Gross profit	95,085	93,125	208,474	139,048
Operating expenses:
Research and development	10,008	5,290	21,280	9,037
Selling and marketing	7,114	5,328	13,267	9,039
General and administrative	22,369	12,999	38,577	23,587
Amortization of intangible assets	1,760	866	2,830	1,657

Total operating expenses	41,251	24,483	75,954	43,320

Income from operations	53,834	68,642	132,520	95,728
Other income (expense):
Interest income	136	197	227	360
Interest expense	(1,842)	(413)	(5,354)	(582)
Other, net	151	(900)	74	(686)

Income before income taxes	52,279	67,526	127,467	94,820
Provision for income taxes	15,364	24,747	38,483	35,543

Net income	$36,915	$42,779	$88,984	$59,277

Net income per share:
Basic	$0.29	$0.29	$0.70	$0.40
Diluted	$0.29	$0.28	$0.69	$0.40
Weighted-average number of shares used in per share calculations:
Basic	126,734	148,835	126,330	146,406
Diluted	129,075	150,845	128,870	148,261

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$88,984	$59,277
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	2,830	1,657
Depreciation expense	4,000	2,046
Contingent consideration expense	2,619	343
Deferred income tax expense (benefit)	(9,142)	9,602
Provision for excess and obsolete inventory	7,149	1,849
Share-based compensation expense	6,896	3,902
Excess tax benefits from share-based awards	(3,177)	113
Amortization of deferred financing costs	3,056	479
Other adjustments, net	541	(50)
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Restricted cash	(10,220)	(34,547)
Accounts receivable	18,505	(17,730)
Inventories	(35,548)	(43,981)
Deferred costs	7,997	33,453
Vendor advances	(16,937)	(19,731)
Prepaid expenses and other assets	(5,292)	1,043
Accounts payable and accrued expenses	(24,800)	25,292
Customer deposits	154,334	74,183
Deferred revenue	15,303	(37,505)
Income taxes	17,324	(28,434)
Other, net	1,824	(706)

Net cash provided by operating activities	226,246	30,555
Cash flows from investing activities:
Proceeds from sales of short-term investments	—	5,000
Purchases of property, plant and equipment	(18,073)	(4,177)
Other investing activities	392	—
Acquisitions, net of acquired cash	(60,910)	(22,770)

Net cash used in investing activities	(78,591)	(21,947)
Cash flows from financing activities:
Principal payments under credit facility	(29,375)	—
Proceeds and related excess tax benefits from exercise of share-based awards	8,996	5,463
Payments of contingent consideration from business combinations	(4,456)	—
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(1,673)	(459)
Deferred financing costs	(102)	—
Other financing activities	(43)	—

Net cash (used in) provided by financing activities	(26,653)	5,004
Effect of foreign exchange rates on cash	13	273

Increase in cash and cash equivalents	121,015	13,885
Cash and cash equivalents at beginning of period	362,749	230,748

Cash and cash equivalents at end of period	$483,764	$244,633

Supplemental cash flow information:
Cash paid for interest	$2,180	$103
Non-cash investing and financing activities:
Increase in accounts payable and accrued expenses for property, plant and equipment	$2,233	$1,324
Contingent consideration from acquisitions	$13,858	$13,600
Property, plant and equipment acquired under capital lease	$1,021	$—

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

1. Basis of Presentation

        These accompanying unaudited condensed consolidated financial statements of GT Advanced Technologies Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the Securities and Exchange Commission's ("SEC") instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended October 1, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2012 or for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K ("Annual Report") for the fiscal year ended April 2, 2011, filed with the SEC on May 25, 2011.

        The condensed consolidated balance sheet as of April 2, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

        Effective August 8, 2011, the Company changed its name from GT Solar International, Inc. to GT Advanced Technologies Inc. The name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of the Company into the Company.

Fiscal Year End

        The Company's reporting period is based on a 52 week year that ends on the Saturday closest to March 31 which in certain years results in a 53 week fiscal year. The Company's quarterly reporting includes 13 week periods, unless otherwise noted. The Company uses the terms quarterly, monthly, and annual in describing its financial results.

2. Significant Accounting Policies

        The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report for the fiscal year ended April 2, 2011, filed with the SEC on May 25, 2011. There were no significant changes to the significant accounting policies during the six months ended October 1, 2011 with the exception of the changes to the Company's revenue recognition policy noted below.

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

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

price ("TPE"). If neither VSOE nor TPE exists, then the vendor uses its best estimate of the selling price ("ESP") for that deliverable. The use of the residual method was eliminated by ASU 2009-13.

        The majority of the Company's contracts involve the sale of equipment and services under multiple element arrangements. The multiple-deliverable revenue guidance requires that the Company evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting. The product or service constitutes a separate unit of accounting when it fulfills the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company's sales arrangements do not include a general right of return.

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

        The adoption of ASU 2009-13 did not have a material effect on the Company's financial results for the three and six months ended October 1, 2011, and is not expected to have a material impact on the Company's financial position or results of operations in fiscal year 2012. Should the Company materially modify certain arrangements, the amount of previously deferred revenue could be materially impacted based on the application of ASU 2009-13 to the modified arrangement. The anticipated timing of revenue recognition for multiple element arrangements will generally not be significantly affected under ASU 2009-13 since the Company maintained objective evidence of fair value for the majority of the undelivered elements in its arrangements. For those arrangements where the Company has not historically had VSOE for the undelivered elements, such as certain contractual rights or ancillary products, revenue may be recognized earlier under ASU 2009-13, as compared to the prior guidance.

        When a customer fails to perform its contractual obligations and such failure continues after notice of breach and a cure period, the Company may terminate the contract. The Company's contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages. At the time of termination, the Company records as revenues any non-refundable deposits or deferred revenue amounts and records as cost of revenue any previously deferred cost as well as any related costs to terminate the contract including excess or obsolete inventory or unrecoverable

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

vendor advances or other purchase commitment costs as a result of the termination. During the three months and six months ended October 1, 2011, the Company recognized $29,066 in revenue as a result of contract terminations. During the three months and six months ended October 2, 2010, the Company recognized $2,638 and $44,352 in revenue as a result of contract terminations, respectively.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        On April 3, 2011, the Company adopted ASU 2009-13, Multiple- Deliverable Revenue Arrangements. The impact of the Company's adoption of this pronouncement is discussed above in the significant accounting policies within Note 2 to these condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

        In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single statement of comprehensive income or in two separate but consecutive statements. The standard is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The amendments in this update are to be applied retrospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011, which for the Company would be the fiscal year beginning April 1, 2012. The Company has not yet determined which method it will elect to present comprehensive income under the new standard.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This amendment does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. This update is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted.

4. Acquisition of Confluence Solar, Inc.

        On August 24, 2011, the Company acquired 100% of the outstanding shares of stock of privately-held Confluence Solar, Inc. ("Confluence Solar") the developer of HiCzTM, a continuously-fed Czochralski (CCz) growth technology, that enables the production of high efficiency monocrystalline solar ingots. The purchase consideration consisted of $61,090 in cash and a potential additional $20,000 of contingent

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisition of Confluence Solar, Inc. (Continued)

consideration. The fair value of the contingent consideration was estimated at $13,858 at the date of acquisition. A component of the purchase price remains subject to working capital adjustments that have not been finalized.

        The acquisition of Confluence Solar is intended to expand the Company's photovoltaic, or PV, product portfolio and expand its business into more advanced crystal growth technologies that are designed to increase cell efficiencies and enable customers to produce high-performance monocrystalline silicon ingots at lower costs.

        The transaction has been accounted for as a business combination and is included in the Company's results of operations from August 24, 2011, the date of acquisition. The acquired business did not contribute revenues from the acquisition date to October 1, 2011. The results of the acquired business are included in the Company's PV business reporting segment.

        As of October 1, 2011, the purchase price (including the estimated contingent consideration) and related allocations for the acquisition are preliminary. The Company is currently in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related tax basis. As a result of the preliminary purchase price allocation, the Company recognized approximately $31,303 of goodwill, which is primarily due to expected synergies between the Company's experience in equipment development and the acquired technology which is expected to drive future product development. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of Confluence Solar is as follows:

Fair value of consideration transferred:

Cash	$61,090
Contingent consideration obligations	13,858

Total fair value of consideration	$74,948

Fair value of assets acquired and liabilities assumed:

Cash	$151
Inventories	301
Prepaid expenses and other assets	1,099
Property, plant and equipment	6,616
Intangible assets	71,850
Deferred tax assets	9
Goodwill	31,303
Accounts payable	(3,627)
Accrued expenses and other non-current liabilities	(452)
Customer deposits	(2,000)
Capital lease liability	(735)
Deferred tax liabilities	(29,567)

Total net assets acquired	$74,948

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisition of Confluence Solar, Inc. (Continued)

        The purchase consideration includes contingent consideration payable by the Company upon the attainment of a financial target, an operational target and technical targets through the period ending March 31, 2013. Specifically, the contingent consideration is based upon the achievement of (i) a certain revenue target during the period from September 1, 2011 through December 31, 2012, (ii) operational targets related to the commissioning of a certain number of pullers by May 31, 2012, (iii) demonstration of certain technical processes related to Czochralski growth processes on or before March 31, 2013 and (iv) achievement of technical acceptance and commercial delivery on volume orders of certain materials by June 30, 2012. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of the technical targets. The undiscounted probable outcome that the Company initially used to value the contingent consideration arrangement was $15,000. During the three and six months ended October 1, 2011, the Company recorded contingent consideration expense related to this transaction of $94 as general and administrative expenses.

        The Company incurred transaction costs of $1,235, which consisted primarily of advisory services and due diligence. These costs have been recorded as general and administrative expense for the three and six months ended October 1, 2011.

        The acquisition of Confluence Solar did not have a material effect on the Company's results of operations. Pro forma results of operations have not been presented due to the immaterial nature of these amounts.

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

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Fair Value Measurements (Continued)

        The following table provides the assets and liabilities measured and reported at fair value on a recurring basis at October 1, 2011 and April 2, 2011:

	October 1, 2011
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Assets:
Bank time deposits (restricted cash)	$10,220	—	$10,220	—
Bank time deposits	$76,669	—	$76,669	—
Money market mutual funds	$207,749	$207,749	—	—
Liabilities:
Forward foreign exchange contracts—liabilities	$1,646	—	$1,646	—
Contingent consideration	$23,249	—	—	$23,249

	April 2, 2011
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$196,118	$196,118	—	—
Forward foreign exchange contracts—assets	$374	—	$374	—
Liabilities:
Contingent consideration	$11,228	—	—	$11,228

        The Company's bank time deposits are valued using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). The Company's money market mutual funds are valued using readily available market prices.

        The Company's counterparties to its forward foreign exchange contracts are financial institutions. These forward foreign exchange contracts are measured at fair value using a valuation which represents a good faith estimate of the midmarket value of the position, based on estimated bids and offers for the positions, which are updated each reporting period. The Company considers the effect of credit standings in these fair value measurements. There have been no changes in the valuation techniques used to measure the fair value of the Company's forward foreign exchange contracts (see Note 8 below for additional information about the Company's derivatives and hedging activities).

        The Company determined the fair value of its contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain targets. The key assumptions as of October 1, 2011 related to the contingent consideration from the acquisition of Confluence Solar used in the model include: (i) discount rates of 6.68% for the purpose of discounting the expected cash flows; and (ii) probability factors related to the attainment of the financial target, operational target and certain technical targets.

        As of October 1, 2011, the key assumptions related to the contingent consideration from the acquisition of Crystal Systems used in the model include: (i) discount rates of 6.68% for the purpose of discounting the expected cash flows for one of the technical targets the financial target; (ii) probability adjusted revenue and gross margin levels for the period ending March 31, 2012; and (iii) probability factors

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Fair Value Measurements (Continued)

related to the attainment of certain technical targets. During the six months ended October 1, 2011, the Company revised the probability factors associated with the furnace commissioning, the development of ingot growth processes and revenue targets to 100%. The impact of the change in the probability factors was increased contingent consideration expense for the six months ended October 1, 2011.

        The Company recorded contingent consideration expense within general and administrative expense in the condensed consolidated statements of operations and amounts to a total of $2,787 and $3,467 for the three and six months ended October 1, 2011, respectively, all of which was allocated to the corporate services reporting segment. The undiscounted outcome that the Company initially used to value the contingent consideration arrangement was $15,000 and for the acquisition of Confluence Solar and between $16,000 and $18,650 for the acquisition of Crystal Systems (see Note 4 above for further discussion of the acquisitions). Changes in the fair value of the Company's Level 3 contingent consideration obligations during the period from April 3, 2011 to October 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Fair value as of the beginning of period	$11,908	$—	$11,228	$—
Acquisition date fair value of contingent consideration obligations related to acquisitions	13,858	13,600	13,858	13,600
Changes in the fair value of contingent consideration obligations	2,787	343	3,467	343
Payments of contingent consideration obligations	(5,304)	—	(5,304)	—

Fair value as of the end of the period	$23,249	$13,943	$23,249	$13,943

        The carrying amounts reflected in the Company's condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities.

6. Goodwill and Other Intangible Assets

        The following table contains the change in the Company's goodwill during the six months ended October 1, 2011:

	Photovoltaic Business	Sapphire Business	Total
Balance as of April 3, 2011	$42,600	$42,578	$85,178
Adjustment related to the acquisition of Crystal Systems, Inc.	—	(372)	(372)
Acquisition of Confluence Solar, Inc.	31,303	—	31,303

Balance as of October 1, 2011	$73,903	$42,206	$116,109

        No impairment losses have been recorded on the Company's goodwill.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

6. Goodwill and Other Intangible Assets (Continued)

        Acquired intangible assets subject to amortization at October 1, 2011 and April 2, 2011 consisted of the following:

		October 1, 2011			April 2, 2011
	Weighted Average Amortization Period
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Photovoltaic & Polysilicon:
Customer relationships	5.4 years	$5,150	$4,057	$1,093	$4,200	$3,675	$525
Technology	9.4 years	74,200	8,677	65,523	8,000	8,000	—
Trade names / Trademarks	8.6 years	7,100	2,348	4,752	2,400	2,100	300
Supplier relationships	5.0 years	1,100	1,100	—	1,100	1,100	—

Subtotal:		87,550	16,182	71,368	15,700	14,875	825
Sapphire:
Customer relationships	6.0 years	$4,100	$797	$3,303	$4,100	$456	$3,644
Technology	10.0 years	17,300	2,018	15,282	17,300	1,153	16,147
Order backlog	1.5 years	500	458	42	500	300	200
Trade names	8.0 years	1,100	161	939	1,100	92	1,008
Non-compete agreements	5.8 years	1,000	209	791	1,000	119	881

Subtotal:		24,000	3,643	20,357	24,000	2,120	21,880

		$111,550	$19,825	$91,725	$39,700	$16,995	$22,705

        The weighted average remaining amortization periods for the (i) photovoltaic, polysilicon and (ii) sapphire intangibles were 8.03 years and 7.70 years, respectively, as of October 1, 2011. As of October 1, 2011, the estimated future amortization expense for the Company's intangible assets is as follows:

Fiscal Year Ending	Amortization Expense
2012 (remaining six months)	$5,368
2013	10,153
2014	10,137
2015	9,913
2016	9,770
2017	9,237
Thereafter	37,147

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

7. Customer Concentrations

        The following customers comprised 10% or more of the Company's total revenues or total accounts receivable as of or for the periods indicated:

	Three Months Ended				Six Months Ended				As of
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010		October 1, 2011		April 2, 2011
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Photovoltaic Customers
Customer #1	$59,857	27%	*	*	$67,869	15%	*	*	*	*	$11,821	14%
Customer #2	*	*	$137,609	60%	*	*	$137,650	38%	*	*	*	*
Customer #3	*	*	*	*	*	*	40,389	11%	*	*	*	*
Customer #4	*	*	*	*	*	*	*	*	$9,375	14%	*	*
Customer #5	*	*	*	*	*	*	*	*	*	*	11,100	13%
Customer #6	*	*	*	*	*	*	*	*	*	*	9,743	11%
Polysilicon Customers
Customer #7	49,379	23%	*	*	70,296	16%	36,551	10%	*	*	*	*
Customer #8	27,055	12%	*	*	*	*	*	*	*	*	*	*
Customer #9	*	*	*	*	*	*	*	*	9,727	14%	*	*
Sapphire Customers
Customer #10	*	*	*	*	*	*	*	*	16,271	24%	*	*

*
Amounts from these customers were less than 10% of the total as of or during the respective period.

        The Company requires most of its customers to either post letters of credit or make advance payments of a portion of the selling price prior to delivery. Approximately $40,250 (or 59%) and $76,548 (or 88%) of total accounts receivable as of October 1, 2011 and April 2, 2011, respectively, were secured by letters of credit.

8. Derivative and Hedging Activities

        The Company enters into forward foreign exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months of entering into the contract. As of October 1, 2011, the Company had forward foreign exchange contracts with notional amounts of €56,988, all of which qualified as cash flow hedges.

        The following table sets forth the balance sheet location and fair value of the Company's forward foreign exchange contracts at October 1, 2011 and April 2, 2011:

	Balance Sheet Location	October 1, 2011 Fair Value	April 2, 2011 Fair Value
Cash Flow Hedges
Forward foreign exchange contracts—assets	Other current assets	$—	$374
Forward foreign exchange contracts—liabilities	Accrued expenses	$(1,646)	$—

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Derivative and Hedging Activities (Continued)

        The following table sets forth the effect of the Company's forward foreign exchange contracts designated as hedging instruments on the consolidated statements of operations for the three and six months ended October 1, 2011 and October 2, 2010:

	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended
October 1, 2011	$2,348	Cost of revenue	$(1,466)	Other, net	$(25)
October 2, 2010	$(1,475)	Cost of revenue	$(496)	Other, net	$—
Six Months Ended
October 1, 2011	$1,840	Cost of revenue/ Research and Development	$(2,089)	Other, net	$(25)
October 2, 2010	$409	Cost of revenue	$(196)	Other, net	$—

        Approximately $1,878 of accumulated loss as of October 1, 2011 is expected to be reclassified into earnings over the next twelve months.

        The interest component of forward foreign exchange contracts has been expensed and was not material during the three or six months ended October 1, 2011.

9. Inventories

        Inventories consisted of the following:

	October 1, 2011	April 2, 2011
Raw materials	$123,916	$97,607
Work-in-process	9,269	4,130
Finished goods	23,306	25,835

	$156,491	$127,572

10. Warranty

        The following table presents warranty activities:

	Six Months Ended
	October 1, 2011	October 2, 2010
Product warranty liability, beginning of the period	$6,943	$1,280
Accruals for new warranties issued	1,038	4,040
Payments under warranty	(3,642)	(1,286)

Product warranty liability, end of period	$4,339	$4,034

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Income Taxes

        The Company accounts for income taxes at each interim period using its estimated annual effective tax rate which takes into account operations in the US and in other tax jurisdictions. Any discrete tax adjustments are recorded in the specific quarter they arise.

        The Company's effective tax rate was 29.4% and 36.6% for the three months ended October 1, 2011 and October 2, 2010, respectively, and 30.2% and 37.5% for the six months ended October 1, 2011 and October 2, 2010, respectively. The effective tax rate is lower in the periods ended October 1, 2011, principally due to proportionally higher expected levels of income in lower tax jurisdictions as a result of the Company's continued transition of its global operations center to Hong Kong. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income by jurisdiction; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

        A reconciliation of the change in unrecognized tax benefits for the six months ended October 1, 2011 is as follows:

Unrecognized tax benefits at April 3, 2011	$17,653
Increases related to current year tax positions	3,862
Increases related to prior year tax positions	0

Unrecognized tax benefits at October 1, 2011	$21,515

        The Company also recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. To date the Company has recorded accruals for interest and penalties of $304 for fiscal 2012. Realization of the unrecognized tax benefits would affect the effective tax rate.

        The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by federal, state, and foreign tax authorities. The Company's U.S. tax returns are currently in appeals for fiscal years ended March 31, 2007 and 2008 and the Company plans to vigorously defend all tax positions taken. The Company is also under examination by the Internal Revenue Service, or IRS, for its fiscal years ended March 28, 2009 and April 3, 2010. During the six months ended October 1, 2011 and October 2, 2010, the Company paid $29,238 and $53,747 for estimated taxes, respectively.

12. Commitments and Contingencies

Purchase Commitments

        The Company's commitments to purchase raw materials, research and development and other services from various suppliers and vendors are estimated to be $453,274 and $293,251 as of October 1, 2011 and April 2, 2011, respectively, substantially all of these commitments as of October 1, 2011 are due within the next twelve months. In addition, in connection with the acquisition of Confluence Solar, the Company agreed to fund at least $25,000, or another amount as mutually agreed upon, of capital purchases related to the Confluence Solar.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12. Commitments and Contingencies (Continued)

Litigation Contingencies

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire, or the Court, against the Company, certain of its officers and directors, certain underwriters of its July 24, 2008 initial public offering and others, including certain of its investors, together called the "federal class actions." In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District, or the State Court, under the caption Hamel v. GT Solar International, Inc., et al., against the Company, certain of its officers and directors and certain underwriters of its July 24, 2008 initial public offering, called the "state class action." Both the federal class actions and the state class action asserted claims under various sections of the Securities Act of 1933, as amended. The plaintiffs in these actions alleged, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for the Company's July 24, 2008 initial public offering, and other public statements, regarding its business relationship with LDK Solar, Ltd., one of its customers, JYT Corporation, one of its competitors, and certain of its products, including the DSS furnaces.

        On March 7, 2011, the Company announced that it had reached an agreement in principle to settle both the federal class actions and the state class action. The parties subsequently memorialized their agreement in a stipulation of settlement (the "Settlement Agreement") that was filed with the Court. The Settlement Agreement provided, among other things, that: (i) the Company and all other defendants made no admission of liability or wrongdoing, (ii) the Company and all other defendants would receive a full and complete release of all claims that were or could have been brought against all defendants in both the federal and state securities actions, (iii) the Company would pay $10,500 into a settlement fund. Of this amount, the Company contributed $1,000 and the Company's liability insurers contributed the remaining $9,500. The Company's contribution represented its contractual indemnification obligation to its underwriters.

        On September 27, 2011, after a hearing to consider the fairness and adequacy of the settlement, the court entered a final judgment (the "Order") approving the settlement and dismissing the federal class actions. Pursuant to the Settlement Agreement, the state class action was also dismissed as a result of the entry of the Order.

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009, called the "derivative action." The derivative complaint is asserted nominally on the Company's behalf against certain of its directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. The derivative action is premised on the same purported misconduct alleged in the federal class actions. On April 10, 2009, the court granted the Company's motion to stay the derivative action, pending resolution of a motion to dismiss then pending in the federal action. The derivative action, which remains stayed, is not included in the settlement of the federal and state class actions.

        The Company intends to defend the derivative action vigorously. The Company is currently unable to estimate a range of payments, if any, it may be required to pay, or may agree to pay, with respect to the derivative action. However, the Company believes that the resolution of this suit will not result in a material effect to its consolidated financial statements. However, due to the inherent uncertainties that

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12. Commitments and Contingencies (Continued)

accompany litigation of this nature, there can be no assurance that the Company will be successful, and the resolution of the lawsuit could have a material effect on its consolidated financial statements.

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

13. Long-Term Debt and Revolving Credit Facility

        On December 13, 2010, the Company entered into the Credit Agreement (the "Credit Agreement"), with Credit Suisse AG, Cayman Islands Branch, ("Credit Suisse") as administrative agent and collateral agent, and the lenders from time to time, party to the Credit Agreement. The Credit Agreement consists of the term facility (the "Term Facility"), in an aggregate maximum principal amount of $125,000 with a final maturity date of December 13, 2013 and the revolving facility (the "Revolving Facility"), in an aggregate maximum principal amount of $75,000 with a final maturity date of December 13, 2013. The Term Facility is required to be repaid in equal quarterly installments in an aggregate annual amount equal to 15% of the original principal amount of the Term Facility, with the balance payable on December 13, 2013. The proceeds of the Credit Agreement are available for general corporate purposes. The full amount of the Term Facility was drawn by the Company on December 13, 2010 and no amounts have been drawn on the Revolving Facility as of October 1, 2011. As of October 1, 2011, the Company had $56,961 of outstanding standby letters of credit that were issued against the Revolving Facility. The majority of the standby letters of credit are related to customer deposits. As of October 1, 2011, there are no amounts available for borrowing under the Term Facility and $18,039 available for borrowing under the Revolving Facility.

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

        Borrowings under the Credit Agreement bear interest, at the Company's option, at either an alternate base rate or an adjusted London Interbank Offered Rate, or LIBOR, rate plus, in each case, an applicable

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

13. Long-Term Debt and Revolving Credit Facility (Continued)

margin. Such applicable margin will be 3.25% in the case of alternate base rate loans and 4.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of alternate base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Revolving Facility. The Term Facility borrowing rate in effect at October 1, 2011 was 4.46%.

        Over the next three fiscal years, the Company will be required to repay the following principal amounts under the Term Facility:

Fiscal Year Ending	Principal Payments
2012 (remaining 6 months)	$9,375
2013	18,750
2014	62,813

Total	$90,938

        In June 2011 and September 2011, the Company made required principal payments each in the amount of $4,688 pursuant to the Term Facility in accordance with the payment schedule in the Credit Agreement. The Company may, at its option, prepay borrowings under the Credit Facility (in whole or in part), at anytime without penalty subject to conditions set forth in the Credit Facility. On June 15, 2011 the Company made a voluntary prepayment of $20,000 against the Term Facility. This payment was applied against the payment due in December 2013. In connection with this prepayment, the Company recorded accelerated amortization of $862 of the outstanding deferred financing fees as interest expense as a result of the voluntary prepayment.

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

        Interest expense related to Term Facility and Revolving Facility was $1,894 and $5,427 for the three and six months ended October 1, 2011, respectively, which includes amortization of debt fees related to both facilities, as well as the commitment fee associated with the Revolving Facility. The carrying value of the amounts drawn under the Term Facility and the associated accrued interest total $91,132 as of October 1, 2011. The outstanding principal and accrued interest on the Term Facility approximate its fair value. Interest capitalized on construction-in-process contracts for the three and six months ended October 1, 2011 was not material. The balance of deferred financing costs at October 1, 2011 was $6,360 and is included in other assets on the consolidated balance sheet.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Share-Based Compensation

        The Company recorded $3,776, $2,325, $6,896 and $3,902 of expense related to share-based compensation during the three months ended October 1, 2011 and October 2, 2010 and the six months ended October 1, 2011 and October 2, 2010, respectively. Share-based compensation cost capitalized as part of inventory was not material for all periods presented.

        During the six months ended October 1, 2011, the Company granted option awards to purchase 754 shares of the Company's common stock to certain executives and employees of the Company. The stock options are exercisable at a weighted average price of $12.03 per share, which is based on the fair value of the Company's common stock on the date of grant, and expire 10 years from the date of grant. The total fair value of the stock options granted during this six month period was $4,314 or $5.72 per share. The fair value of the stock options was estimated using the Black-Scholes option pricing model which uses assumptions including the expected stock price volatility. The fair value of the Company's stock options were estimated using the following assumptions: no expected dividends, risk free interest rate of 2.0%, expected average life of 6.0 years and an expected stock price volatility of 47.9%.

        During the six months ended October 1, 2011, the Company granted restricted stock units for 1,446 shares of the Company's common stock to certain executives, employees and directors of the Company. Restricted stock units provide for the holder to receive shares of the Company's common stock at the time such units vest or restrictions on such units lapse in accordance with the terms of the restricted stock unit agreement. The total fair value of the restricted stock units, which was based on the fair value of the Company's common stock on the date of grant, was $17,304 or $11.97 on a weighted average per share basis.

        During the six months ended October 1, 2011, the Company granted 481 performance-based restricted stock units to certain executives and employees. The total fair value of these restricted stock units, which was based on the fair value of the Company's common stock on the date of grant, was $5,781, or $12.03 on a weighted average per share basis.

        As of October 1, 2011, the Company had unamortized share-based compensation expense related to share options, restricted stock unit awards and performance based restricted stock unit awards of approximately $35,713 after estimated forfeitures. The remaining unamortized share-based compensation expense related to share option and restricted stock unit awards will be recognized over an estimated weighted average remaining requisite service period of 2.79 years.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

15. Stockholders' Equity

        The following table presents the changes in stockholders' equity for the six months ended October 1, 2011 is provided below:

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Par Value
Balance as of April 3, 2011	125,683	$1,257	$123,338	$80,197	$(2,852)	$201,940
Net income	—	—	—	88,984	—	88,984
Other comprehensive income (loss)(1)
Cash flow hedge of foreign exchange, net	—	—	—	—	(70)	(70)
Foreign currency translation adjustment	—	—	—	—	357	357
Option exercises and vesting of restricted stock units	1,578	15	5,804	—	—	5,819
Share-based compensation expense	—	—	6,851	—	—	6,851
Excess tax benefit from share-based award activity	—	—	3,177	—	—	3,177
Minimum tax withholding payments for employee share-based awards	(126)	(1)	(1,672)	—	—	(1,673)

Balance as of October 1, 2011	127,135	$1,271	$137,498	$169,181	$(2,565)	$305,385

(1)
Note 17 below.

16. Earnings Per Share

        The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Weighted average common shares—basic	126,734	148,835	126,330	146,406
Dilutive common stock options and restricted stock unit awards	2,341	2,010	2,540	1,855

Weighted average common and common equivalent shares—diluted	129,075	150,845	128,870	148,261

        Potential common stock equivalents excluded from the calculation of dilutive earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Weighted average restricted stock units and common stock options having no dilutive effect	739	1,313	532	2,945

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

17. Comprehensive Income

        The following table summarizes components of total comprehensive income for the three and six months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net Income	$36,915	$42,779	$88,984	$59,277
Change in fair value of cash flow hedging instruments, net of tax effect of $154, $(792), $(293) and $86, respectively	(753)	1,179	(70)	(127)
Changes in unrealized gain on available for sale securities, net of tax effect of $—, $7, $— and $(1), respectively	—	11	—	(1)
Foreign currency translation adjustment	156	212	357	273

Comprehensive income	$36,318	$44,181	$89,271	$59,422

        The following table summarizes the components of accumulated other comprehensive loss as of October 1, 2011 and April 2, 2011:

	October 1, 2011	April 2, 2011
Cash flow hedges of foreign exchange, net of tax	$(3,592)	$(3,522)
Foreign currency translation adjustment	1,027	670

Total	$(2,565)	$(2,852)

18. Segment Information

        The Company reports its results in three segments: the photovoltaic (PV) business, the polysilicon business and the sapphire business.

        The PV business manufactures and sells directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast multicrystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells. The Company's PV business provided services related to the production of photovoltaic wafers, cells and modules, referred to as our turnkey business. During the six months ended October 2, 2010, the Company completed a review of its PV turnkey business and decided to no longer offer these services. This decision was based on the Company's assessment of reduced market opportunities, as well as low gross margins compared to its other product lines. The Company's decision did not impact the recoverability of any tangible or intangible assets, and it did not incur any significant costs to eliminate this product offering.

        On August 24, 2011, the Company acquired 100% of the outstanding shares of Confluence Solar. The results of the acquired business are included in the Company's PV business reporting segment.

        The polysilicon business manufactures and sells chemical vapor deposition, or CVD, reactors, used to react gases at high temperatures to produce polysilicon, the key raw material used in solar wafers and cells, while also providing engineering services and related equipment.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Segment Information (Continued)

        On July 29, 2010, the Company acquired 100% of the outstanding shares of stock of Crystal Systems. The sapphire business manufactures and sells advanced sapphire crystal growth systems that incorporate the Heat Exchanger Method technology, as well as sapphire materials used in LED applications, and sapphire components used in other specialty markets.

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

	Photovoltaic Business	Polysilicon Business	Sapphire Business	Corporate Services	Total
Three months ended October 1, 2011
Revenue	$111,190	$98,009	$8,492	$—	$217,691
Gross profit	51,269	42,296	1,520	—	95,085
Depreciation and amortization	1,349	166	2,148	462	4,125
Income (loss) from operations	40,194	36,988	(3,102)	(20,246)	53,834
Three months ended October 2, 2010
Revenue	$202,774	$23,285	$3,234	$—	$229,293
Gross profit	80,587	11,539	999	—	93,125
Depreciation and amortization	813	208	410	577	2,008
Income (loss) from operations	71,622	7,898	(231)	(10,647)	68,642
Six months ended October 1, 2011
Revenue	$309,818	$121,894	$17,075	$—	$448,787
Gross profit	153,773	52,057	2,644	—	208,474
Depreciation and amortization	1,761	332	3,700	1,037	6,830
Income (loss) from operations	132,997	41,593	(7,073)	(34,997)	132,520
Six months ended October 2, 2010
Revenue	$314,215	$47,010	$3,234	$—	$364,459
Gross profit	117,279	20,770	999	—	139,048
Depreciation and amortization	1,628	527	410	1,138	3,703
Income (loss) from operations	102,142	13,743	(231)	(19,926)	95,728

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Segment Information (Continued)

        The following table presents revenue by geographic region, which is based on the destination of the shipments:

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
China	$45,303	$187,288	$216,486	$244,090
Korea	51,935	16,418	74,823	37,486
Other Asia	89,481	20,308	121,342	29,826
Europe	27,552	1,095	28,336	48,114
United States	2,486	3,515	6,295	4,220
Other	934	669	1,505	723

Total	$217,691	$229,293	$448,787	$364,459

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "prospects," "forecasts," "expect," "intend," "may," "will," "plan," "target," and similar expressions or variations intended to identify forward-looking statements and include statements about our expectations of future periods with respect to, among other things, the performance characteristics of the materials generated using DSS MonoCastTM growth technology and CCz growth technology, the timing of commercialization of our MonoCastTM growth technology and CCz growth technology, plans for monocrystalline production, ability to recognize revenue on ASF unit sales, all of the information under the caption "—Factors Affecting the Results of Our Operations," that MonoCastTM and CCz growth technologies will complement each other, ability to offer PV equipment that produces high-efficiency solar ingots (and will lower PV production costs), impact of greater demand for monocrystalline production equipment on existing PV equipment offerings, expanding operations in China, future business acquisitions, expanding workforce in our sapphire business and at Confluence Solar, Inc., the amounts invested in money market mutual funds are not at material risk of being lost, large percentage of future revenue to come from outside U.S., delivery time for products in each of our segments, backlog, backlog conversions, results of re-negotiations of existing contracts and impact on backlog, timing of revenue recognition for polysilicon and other products, variability of gross margins and the reasons therefore for the Company and certain business segments, expected improvement in sapphire gross margins, increased research and development spending, continued investment in new product development and expansion of product base in each segment, future tax rates, future capital expenditures for fiscal year ending March 31, 2012 (and the uses of those amounts), ability to commercialize DSS MonoCastTM and CCz growth technologies, sufficiency of cash resources to satisfy working capital requirements, capital expenditures and other cash requirements, potential use of cash on strategic opportunities, timing of expiration of stand-by letters of credit, impact on the Company of the adoption of accounting pronouncements, cyclicality of the markets we operate in, sale of sapphire equipment will account for significant amount of sapphire segment's revenue, impact of European and global economic environment on money market funds (and the extent of our exposure to riskier investments), customers substantially performing their contractual obligations, timing of recognizing deferred revenue as revenue, demand for our products, effects of government tariffs, growth of our business and product portfolio, outcome of unresolved litigation and the impact of the derivative suit on Company financial statements, impact of general economic conditions and the credit market on our business and continued customer concentration. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to factors discussed in Part II, Item 1A "Risk Factors" and included elsewhere in this Quarterly Report on Form 10-Q.

        Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or, as of the date given if provided in another filing with the SEC. We undertake no obligation to publicly update or review any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

        GT Advanced Technologies Inc., through its subsidiaries (referred to collectively as "we," "us" and "our") is a global provider of polysilicon production technology, multicrystalline ingot growth systems and related photovoltaic manufacturing services for the solar industry, and sapphire growth systems and material for the LED and other specialty markets. Our customers include several of the world's largest solar companies as well as companies in the chemical industry.

        We operate through three business segments: our polysilicon business, our photovoltaic, or PV, business and our sapphire business.

Polysilicon Business

        Our polysilicon business manufactures and sells chemical vapor deposition, or CVD, reactors, used to react gases at high temperatures to produce polysilicon, the key raw material used in silicon-based solar wafers and cells, while also offering engineering services and related equipment.

Photovoltaic Business

        Our PV business manufactures and sells directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast multicrystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells. Our PV business provided services related to the production of photovoltaic wafers, cells and modules, referred to as our turnkey business. During 2010, we completed a review of our PV turnkey business and decided to no longer offer these services. This decision was based on our assessment of reduced market opportunities, as well as low gross margins compared to our other product lines.

        Recently, we made two advances in our PV segment. First, our research and development efforts recently resulted in production testing of our new DSS MonoCastTM growth technology. This technology is expected to generate silicon ingots with greater mostly monocrystalline efficiencies than the silicon ingots developed with multicrystalline growth equipment. We expect to commercialize our DSS MonoCastTM equipment solutions in the first calendar quarter of 2012. This equipment solution includes furnaces as well as upgrades to certain DSS furnaces currently used by our customers. Second, we acquired Confluence Solar, Inc., or Confluence Solar, in August 2011, which is a producer of monocrystalline silicon materials using Czochralski growth production methods. We are, however, currently in the process of developing an equipment offering based on Confluence Solar's continuously-fed Czochralski (CCz) growth technology. We intend the CCz equipment offering will be complementary to our MonoCast efforts, both of which are targeted at improving the ingot performance compared to that of multicrystalline silicon materials. We have not yet commercialized the CCz monocrystalline equipment, we do, however, expect to continue to sell monocrystalline material, manufactured at our pilot plant in Hazelwood, Missouri, into select markets.

Sapphire Business

        Our sapphire business manufactures and sells sapphire materials and equipment. Our sapphire material is manufactured using our advanced sapphire crystal growth systems that incorporate the Heat Exchanger Method, or HEM, technology. We delivered the first advanced sapphire crystal growth systems, or ASF systems, in May 2011 and have begun volume shipments of the ASF system which are in the process of being installed in customer facilities. We have, however, limited experience installing and operating the ASF systems in customer facilities. Although the first ASF units installed at a customer facility met the required performance standards, if the ASF system does not operate properly in our other customers' facilities, we will not be able to recognize revenue from the sale of ASF systems in a timely manner, or at all. If we are unable to recognize revenue, or such recognition is delayed, under existing contracts to sell ASF systems, our sapphire business, and our overall business, would be materially and adversely impacted. In addition to selling ASF systems, we intend to continue production and sale of sapphire materials in selected specialty markets.

Corporate Name Change

        Effective August 8, 2011, we changed our name from GT Solar International, Inc. to GT Advanced Technologies Inc. The name change was effected pursuant to Delaware law by the merger of a wholly-owned subsidiary into the Company.

Factors Affecting the Results of Our Operations

        Demand for our polysilicon and PV products and services are driven by end-user demand for solar power. Key drivers of the demand for solar power include: volatile prices of conventional energy sources; the desire for energy independence to counter perceived geopolitical supply risks surrounding fossil fuels; environmental pollution from fossil fuels and the resulting tightening of emission controls; the competitive cost of energy from alternative renewable energy sources; government incentive programs that make solar energy more cost competitive; and changing consumer preferences towards renewable energy sources.

        In addition, our results of operations are affected by a number of other factors including the availability and market price of polysilicon and sapphire material, availability of raw materials, foreign exchange rates, interest rates, commodity prices (including molybdenum, steel and graphite prices) and macroeconomic factors, including the availability of capital that may be needed by our customers, as well as political, regulatory and legal conditions in the international markets in which we conduct business, including China.

        Our results of operations are affected by a number of other factors including, among other things, when we are able to recognize revenue under our PV, polysilicon and ASF system contracts. Our revenue recognition policies require us to defer revenue recognition in certain circumstances from shipped equipment and recognize revenue at a later date as more fully described under the caption "Note 2—Significant Accounting Policies—Revenue Recognition" in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other factors affecting operations include delays in customer acceptances of our products, delays of deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

        Changes in the global capital markets have resulted in a more stringent lending environment which in turn has, at times, caused decreased spending within the industries we serve. Our PV segment, for example, has reported decreased revenue for both the three and six months ended October 1, 2011. We believe, that this decrease is due, in part, to tighter lending conditions in all markets, particularly China. We believe the negative impact of a more stringent lending environment will result in decreased demand for our other products as well, including ASF units. The international commercial lending environment has not stabilized and if the availability of capital or credit remains as constrained as it is currently (including in China) or if capital or credit were to become even more limited, we expect that the results of operations attributable to our PV business, and our other business segments, would continue to be negatively impacted.

        In addition, the current sovereign debt crisis in Europe has led to macroeconomic instability, fiscal austerity and slowing growth in the entire region. While we generate only a small portion of our total revenue to sales to customers in Europe, a significant portion of the end-users of solar power and sapphire materials are located in Europe. We expect that customers for our equipment will be negatively impacted by the sovereign debt crisis as they will have decreased demand for the silicon and sapphire materials generated using our furnaces. We expect that this will have a corresponding decrease in demand for our polysilicon, sapphire and PV products. Given the continued uncertainty in European markets, it is impossible to determine how long this period of instability will continue. In addition, there is some evidence that this economic instability is impacting the periphery of Europe and other regions as well and could impact our equipment customers.

        We are required to make a significant upfront investment in order to fill orders for our PV, polysilicon and sapphire production equipment. In the past we have had customers for our DSS furnaces and CVD reactors place orders and fail to make payments (and while we did not complete these orders, we incurred certain expenses in order to prepare to complete delivery under the contract terms). In an attempt to mitigate such risks, we generally require customers to make non-refundable deposits and/or provide letters of credit on most polysilicon, PV and sapphire equipment orders. These advances, however, may not cover all of the expenses we incur in preparing to fill the applicable order. In addition, we have negotiated extensions of the delivery schedules and other modifications under some of our existing contracts and we expect similar negotiations to occur in the future. When customers fail to make a deposit when due under their contracts, we may terminate, and have terminated, certain of those contracts. When we renegotiate terms of existing contracts with our customers, such negotiations may result in a change in the timing of deliveries, reduction in the number of units to be delivered and other terms, which may have an impact on our results of operations as more fully described under the heading "Order Backlog."

        During 2009 and 2010, market demand for polysilicon increased and, in response, worldwide manufacturing capacity of polysilicon grew, due principally to expansion by existing manufacturers. In 2011, there was an excess of polysilicon manufacturing capacity and the market price for polysilicon experienced significant declines. Notwithstanding the total excess in polysilicon capacity, those market participants without the necessary cost structure will be unable to operate profitably in a lower polysilicon price environment. Accordingly, there will be an even greater focus on reducing production costs among polysilicon manufacturers. Since polysilicon production equipment is one of the principal factors that accounts for the costs of polysilicon production for manufacturers, we expect that for the immediate future there will be substantial pressure by our customers to lower the cost of equipment or they may delay or cancel their purchases of polysilicon production equipment. Even in the face of a consolidating market, we believe we are well positioned to capture a portion of the future demand for polysilicon equipment among the more limited number of manufacturers due to the higher throughput and lower power consumption, leading to greater efficiencies, generated by our reactor equipment. However, the timing of any future purchases is uncertain and it may be a significant amount of time before we see the benefits of any purchases of equipment, if it all.

        Much like our other business segments, our PV business is subject to cyclicality in demand for our PV products, particularly our DSS furnace. Revenues from our PV segment grew in fiscal year 2011 as compared to the prior year in large part due to the increased demand among solar manufacturers for our DSS products. Solar manufacturers have decreased the rate at which they purchase PV furnaces, which accounts in part for the decreased revenue for our PV business segment in the three and six months ended October 1, 2011 and, as such decreased demand may continue into the future for a longer period. We believe that, due to consolidation within the solar industry and increasing cost pressures, some of our PV customers have lowered capacity utilization rates and delayed expansion projects as they respond to weaker near term end market demand. Further, due to efficiencies offered by monocrystalline silicon and advances in monocrystalline silicon production technology, we may experience a longer contraction in end user demand for multicrystalline silicon solar modules than in the past. This contraction has resulted in increased pressure on the margins for our PV products. It is not possible to determine when market demand for multicrystalline solar products will return with any certainty, or if it will return at all, but initial indications are that the market will exhibit increased demand in fiscal year 2013 or the first half of fiscal year 2014 compared to the same period in fiscal year 2012. In an effort to respond to anticipated future demand for monocrystalline silicon, we had undertaken internal efforts to develop DSS MonoCastTM growth technology, which is expected to generate silicon ingots with greater efficiencies. In addition, in August 2011, we purchased Confluence Solar which is a manufacturer of monocrystalline silicon material using the continuously-fed Czochralski growth technology. We are developing an equipment offering based on the CCz growth process. We expect that the CCz equipment offering will be complementary to our MonoCast efforts, both of which are targeted at improving the ingot performance compared to that of multi-crystalline silicon materials. There are, however, no certainties that there will be any meaningful demand for monocrystalline silicon or that the prices charged to manufacture such silicon will make our MonoCast or CCz products attractive to end-users.

        Demand for PV on-grid applications, which in turn impacts the demand for PV manufacturing equipment, has historically been dependent in part on the availability and size of government subsidies and economic incentives. The ability of governments to provide economic incentives may be significantly impacted by the recent economic downturn, particularly in Europe, where many of the end-users for solar cells are located. For example, Germany, which has among the world's largest PV installed base, has implemented reductions in solar feed-in tariff rates for certain solar systems and further reductions in solar feed-in tariff rates may be made in the future. Spain, which has also been a major market for PV products, reduced availability of subsidies in 2009 from 2,400 MW per year to 500 MW per year for solar projects. We believe that governments are moving more aggressively than they have in the past to reduce all forms of governmental assistance to the solar industry and we expect that governmental subsidies, feed-in tariffs and similar supports will be eliminated in their entirety in the near future. It is difficult to determine the impact that a changing incentive program has on solar module demand and our customers' ability to sell solar modules in a particular geographic market, particularly Europe. We believe decreasing costs within the solar value chain will reduce the effect of tariffs on the investment returns for solar projects. The changing environment for such government incentive programs, however, creates uncertainty for the solar industry.

        We are a new entrant into the sapphire materials and sapphire equipment business. The results of our sapphire business will depend on the demand for sapphire-based materials and products, which will likely result in the majority of our revenue from the sapphire business in fiscal 2012 being attributable to the sale of ASF systems, and that the revenue from the sale of sapphire material will be comparatively smaller. However, we may not be able to recognize revenue pursuant to existing (or future) contracts to sell ASF systems in the expected time frame, or at all, in which case, a greater percentage of revenue from our sapphire business will be attributable to our materials business. We have limited experience installing and operating the ASF systems in customer facilities. During the six months ended October 1, 2011, we did not recognize revenue in connection with the sale of ASF systems. Although the first ASF units installed at a customer facility met the required performance standards, if the ASF system does not operate properly in our other customers' facilities, we will not be able to recognize revenue from the sale of systems in a timely manner, or at all, which would result in a material adverse impact on our sapphire business and our overall business. The sapphire materials industry has recently experienced decreased prices charged by manufacturers for sapphire wafers. We anticipate long-term demand for sapphire material will be driven, in large part, by general illumination manufacturers. However, in the short-term, the decreased demand for sapphire materials, including among illumination companies, will negatively impact demand for our materials and ASF systems and may delay the timing of which amounts attributable to materials and ASF systems roll-off of backlog and into revenue.

        Our quarterly results have fluctuated significantly in the past due to, among other things, the factors cited above, and we expect that our quarterly results will continue to fluctuate significantly in the future for these and other reasons.

Acquisition of Confluence Solar, Inc.

        On August 24, 2011, we acquired 100% of the outstanding shares of stock of privately-held Confluence Solar, Inc., the developer of HiCzTM, a continuously-fed Czochralski (CCz) growth technology, that enables the production of high efficiency monocrystalline solar ingots. The purchase consideration consisted of $61.1 million in cash and a potential additional $20.0 million of contingent consideration based on the attainment of a financial target, an operational target and certain operational targets. A component of the purchase price remains subject to working capital adjustments that have not been finalized.

        The acquisition of Confluence Solar is intended to expand our PV product portfolio and expand our business into more advanced crystal growth technologies that are designed to increase cell efficiencies and enable our customers to produce higher performance monocrystalline silicon at lower costs than existing technologies. We expect that the Confluence Solar technologies will complement our own DSS MonoCastTM equipment development project. At this time, our efforts in the CCz crystal growth area are focused on commercializing equipment and technologies for monocrystalline silicon producers, although we are still in the development stage and no product is commercially available. We will, however, continue to sell limited volumes of CCz material to customers, but it will be in selected markets.

        We are obligated to make expenditures in the Confluence Solar business to fund capital purchases of at least $25.0 million, which is expected to be substantially funded by the middle of the calendar year 2012.

        The transaction has been accounted for as a business combination and is included in our results of operations beginning on August 24, 2011, the date of acquisition. The acquired business did not contribute revenues for the period from August 24, 2011 to October 1, 2011. The results of the acquired business are included in our PV business segment.

        We incurred transaction costs of approximately $1.2 million, which consisted primarily of advisory services and due diligence fees, in connection with the Confluence Solar acquisition. These costs have been recorded as general and administrative expense for the three and six months ended October 1, 2011.

Order Backlog

        Our order backlog primarily consists of amounts due under written contractual commitments and signed purchase orders for PV, polysilicon and sapphire equipment not yet shipped to customers, deferred revenue (which represents equipment that has been shipped to customers but not yet recognized as revenue) and short-term contracts or sales orders for sapphire materials. Substantially all of the contracts in our order backlog for PV, polysilicon and sapphire equipment require the customer to either post a standby letter of credit in our favor and/or make advance payment prior to shipment of equipment.

        From the date of a written commitment, we generally would expect to deliver PV and sapphire equipment products over a period ranging from three to nine months and polysilicon products over a period ranging from twelve to eighteen months, however, in certain cases revenue may be recognized over longer periods. Disregarding the effect of any contract terminations or modifications, we would expect to convert approximately 52% of our October 1, 2011 order backlog into revenue during the next twelve months and approximately 48% thereafter. Although most of our orders require substantial non-refundable deposits, our order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period. We began tracking our backlog as a performance measure on a consistent basis during 2007.

        If a customer fails to perform its outstanding contractual obligations on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages. During the six months ended October 1, 2011, we terminated or modified contracts resulting in a $26.8 million reduction in our order backlog (88% of the reduction was from 2 contracts). During the fiscal year ended April 2, 2011, we terminated or modified contracts resulting in a $10.7 million reduction in our order backlog (82% of the reduction was from 3 contracts). During the six months ended October 1, 2011, we recorded revenues of $29.1 million from terminated contracts and during the fiscal year ended April 2, 2011, we recorded revenues of $44.4 million from terminated contracts.

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

        The table below sets forth our order backlog as of October 1, 2011 and April 2, 2011 by business segment:

	October 1, 2011		April 2, 2011
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$247	12%	$468	39%
Polysilicon business	919	43%	537	45%
Sapphire business	955	45%	184	16%

Total	$2,121	100%	$1,189	100%

        Our order backlog attributable to our PV, polysilicon and sapphire businesses as of October 1, 2011, included deferred revenue of $460.8 million, of which $16.0 million related to our PV business, $378.4 million related to our polysilicon business and $66.4 million related to our sapphire business. Cash received in deposits related to our order backlog where deliveries have not yet occurred was $300.8 million as of October 1, 2011.

        As of October 1, 2011, our order backlog consisted of contracts with 22 PV customers, contracts with 15 polysilicon customers, and contracts with several sapphire customers. Our PV, polysilicon and sapphire order backlog as of October 1, 2011, included $539.4 million and $460.4 million attributed to two different customers, each of which individually represents 25% and 22%, respectively, of our order backlog.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three and six months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Statements of Operations Data:*
Revenue	100%	100%	100%	100%
Cost of revenue	56	59	54	62

Gross profit	44	41	46	38
Research and development	5	2	4	3
Selling and marketing	3	2	3	3
General and administrative	10	6	9	6
Amortization of intangible assets	1	1	—	—

Income from operations	25	30	30	26
Interest income	—	—	—	—
Interest expense	(1)	—	(1)	—
Other income (expense), net	—	—	—	—

Income before income taxes	24	30	29	26
Provision for income taxes	7	11	9	10

Net income	17%	19%	20%	16%

*
percentages subject to rounding.

Three and Six Months Ended October 1, 2011 compared to Three and Six Months Ended October 2, 2010

        Revenue.    The following table sets forth total revenue for the three and six months ended October 1, 2011 and October 2, 2010:

	Three Months Ended				Six Months Ended
Business Category	October 1, 2011	October 2, 2010	Change	% Change	October 1, 2011	October 2, 2010	Change	% Change
	(dollars in thousands)
Photovoltaic business	$111,190	$202,774	$(91,584)		$309,818	$314,215	$(4,397)
Polysilicon business	98,009	23,285	74,724		121,894	47,010	74,884
Sapphire business	8,492	3,234	5,258		17,075	3,234	13,841

Total revenue	$217,691	$229,293	$(11,602)	-5%	$448,787	$364,459	$84,328	23%

        Revenue from our PV business decreased 45% to $111.2 million for the three months ended October 1, 2011, as compared to $202.8 million for the three months ended October 2, 2010. For the six months ended October 1, 2011, revenue from our PV business decreased 1% to $309.8 million for the six months ended October 1, 2011, as compared to $314.2 million for the six months ended October 2, 2010. PV revenue is comprised of sales of our DSS furnaces, other equipment, services and ancillary parts and spares. The decrease in revenue attributable to our PV business is related to fewer DSS units on which revenue was recognized when compared to the prior year quarter. The principal reason was due to fewer DSS units shipped in the three and six months ended October 1, 2011, due to weaker demand which we believe is the result of excess capacity. The acquisition of Confluence Solar, Inc. did not contribute revenues for the period from August 24, 2011 to October 1, 2011.

        Revenue from our polysilicon business increased 321% to $98.0 million for the three months ended October 1, 2011, as compared to $23.3 million for the three months ended October 2, 2010. For the six months ended October 1, 2011, revenue from our polysilicon business increased 159% to $121.9 million as compared to $47.0 million for the six months ended October 2, 2010. Polysilicon revenue for the three and six months ended October 1, 2011 substantially relates to contracts that were in our order backlog as of April 2, 2011. Revenue from the polysilicon business for both the three and six months ended October 1, 2011 included $14.1 million non-refundable deposits in connection with the exercise of our contractual termination rights under a polysilicon contract, and $12.9 million of previously deferred revenue related to units delivered, recognized upon such contract termination. There was no revenue from polysilicon contract terminations in the prior year's periods. Revenue in our polysilicon business is generally recognized upon acceptance of product unless acceptance is considered perfunctory. As a result, our polysilicon business tends to have a higher level of deferred revenue than our PV and sapphire businesses. Approximately 82% and 73% of our deferred revenue balance at October 1, 2011 and October 2, 2010, respectively, relates to our polysilicon business.

        Included in our backlog are polysilicon contracts that grant contractual rights which require revenue to be recognized ratably over the contract period. Revenue is recognized when all other elements have been delivered and other contract criteria have been met. During the three months ended October 1, 2011 and October 2, 2010 and the six months ended October 1, 2011 and October 2, 2010, we recognized revenue on a ratable basis from such contracts of $47.7 million, $14.2 million, $68.6 million and $35.0 million, respectively. As of October 1, 2011 our deferred revenue balance included $245.2 million related to these contracts which are expected to be recognized as revenue ratably through calendar year 2012.

        Revenue from our sapphire business was $8.5 million and $17.1 million for the three and six months ended October 1, 2011, respectively. Our sapphire business revenue during these periods is attributed to the sale of sapphire material used in sapphire-based LED applications, as well as in other specialty markets. Our sapphire business was acquired on July 29, 2010 and revenue for the period from acquisition on July 29, 2010 to October 2, 2010 was $3.2 million. We did not recognize any equipment revenue from our sapphire business during the periods.

        In both the three and six months ended October 1, 2011 and October 2, 2010, a substantial percentage of our revenue resulted from sales to a small number of customers. Three of our customers accounted for 63% of our revenue for the three months ended October 1, 2011 and one customer accounted for 60% of our revenue for the three months ended October 2, 2010. Two of our customers accounted for 31% of our revenue for the six months ended October 1, 2011 and three customers accounted for 59% of our revenue for the six months ended October 2, 2010. No other customer accounted for more than 10% of our revenue during the respective periods.

        Gross Profit and Gross Margins.    The following table set forth gross profit and gross margin for the three and six months ended October 1, 2011 and October 2, 2010:

	Three Months Ended				Six Months Ended
	October 1, 2011	October 2, 2010	Change	% Change	October 1, 2011	October 2, 2010	Change	% Change
	(dollars in thousands)
Gross profit
Photovoltaic business	$51,269	$80,587	$(29,318)		$153,773	$117,279	$36,494
Polysilicon business	42,296	11,539	30,757		52,057	20,770	31,287
Sapphire business	1,520	999	521		2,644	999	1,645

Total	$95,085	$93,125	$1,960	2%	$208,474	$139,048	$69,426	50%

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Gross margins
Photovoltaic business	46%	40%	50%	37%
Polysilicon business	43%	50%	43%	44%
Sapphire business	18%	31%	15%	31%
Overall	44%	41%	46%	38%

        Overall gross profit as a percentage of revenue, or gross margin, increased to 44% and 46% for the three and six months ended October 1, 2011, respectively, from 41% and 38% for the three and six months ended October 2, 2010, respectively. The increases are primarily related to favorable PV business margin, offset in the part by unfavorable polysilicon and sapphire margin, as further discussed below.

        Our gross margins in our PV, polysilicon and sapphire businesses tend to vary depending on the volume, pricing and timing of revenue recognition.

        Our PV gross margins for the three and six months ended October 1, 2011 were 46% and 50%, respectively, as compared to 40% and 37% for the three and six months ended October 2, 2010, respectively. The increases were due to a favorable PV periodic costs and favorable product pricing to customers. Additionally, gross margins for the six months ended October 1, 2011 increased as compared to the six months ended October 2, 2010 because the six months ended October 2, 2010 included revenue from a terminated turnkey project that generated a gross margin of approximately 17%.

        Our polysilicon gross margins for both the three and six months ended October 1, 2011 were 43%, as compared to 50% and 44% for the three and six months ended October 2, 2010, respectively. The decreases were primarily related to the mix and number of contracts for the three and six months ended October 1, 2011, as compared to the three and six months ended October 2, 2010. Our polysicon gross margins will be impacted by the timing of final acceptance on contracts as revenue is generally recognized upon product acceptance.

        Our sapphire business gross margins were 18% and 15% for the three and six months ended October 1, 2011, respectively, as compared to 31% for both the three and six months ended October 2, 2010. Our sapphire gross margins were negatively impacted in part by periodic costs incurred related to our sapphire equipment business for three and six months ended October 1, 2011, for which we have not recognized the expected related sapphire equipment revenue. Additionally, our gross margins were negatively impacted by higher material costs, lower selling prices of sapphire material and higher overhead costs during the three and six months ended October 1, 2011 as compared to the same periods in the prior year. We expect gross margins in our sapphire business to improve when we begin recognizing revenue on ASF equipment sales.

        Operating Expenses.    The following table sets forth total operating expenses for the three and six months ended October 1, 2011 and October 2, 2010:

	Three Months Ended				Six Months Ended
	October 1, 2011	October 2, 2010	Change	% Change	October 1, 2011	October 2, 2010	Change	% Change
	(dollars in thousands)
Operating Expenses
Research and development	$10,008	$5,290	$4,718	89%	$21,280	$9,037	$12,243	135%
Selling and marketing	7,114	5,328	1,786	34%	13,267	9,039	4,228	47%
General and administrative	22,369	12,999	9,370	72%	38,577	23,587	14,990	64%
Amortization of intangible assets	1,760	866	894	103%	2,830	1,657	1,173	71%

Total	$41,251	$24,483	$16,768	68%	$75,954	$43,320	$32,634	75%

        Operating expenses increased 68% to $41.3 million for the three months ended October 1, 2011, as compared to $24.5 million for the three months ended October 2, 2010, and increased 75% to $76.0 million for the six months ended October 1, 2011, as compared to $43.3 million for the six months ended October 2, 2010.

        Research and development expenses consist primarily of payroll and related costs, including stock-based compensation expense, for research and development personnel who design, develop, test and deploy our PV, polysilicon and sapphire equipment, sapphire materials and our services. We expect to continue to invest in new product development and attempt to expand our product base in each of our segments. Research and development expenses increased 89% to $10.0 million for the three months ended October 1, 2011, as compared to $5.3 million for the three months ended October 2, 2010, and increased 135% to $21.3 million for the six months ended October 1, 2011, as compared to $9.0 million for the six months ended October 2, 2010. The increases were related to increases in non-production materials of $0.6 million and $3.6 million for the three and six months ended October 1, 2011, respectively. In addition, during the three and six months ended October 1, 2011 there were increases in payroll and payroll related costs of $0.7 million and $1.8 million, increases in research and development costs related to our sapphire business which was acquired on July 29, 2010 of $2.3 million and $4.5 million, respectively, and increases of $1.1 million and $2.3 million in other research and development expenses, respectively. Included in research and development expenses for the three and six months ended October 1, 2011 are $0.7 million of research and development costs related to Confluence Solar which was acquired on August 24, 2011.

        Our spending on research and development activities is directly related to projects under development and the timing of the spending associated with each of the projects may vary from quarter to quarter. We expect our spending in research and development to increase over the remainder of the fiscal year ended March 31, 2012 as compared to the first six months of the fiscal year ended March 31, 2012.

        Selling and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses. The increase selling and marketing expenses of 34% to

$7.1 million for the three months ended October 1, 2011, as compared to $5.3 million for the three months ended October 2, 2010, was primarily due to increases of $1.5 million in sales commissions and $0.3 is other selling and marketing expenses. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter. Selling and marketing expenses related to Confluence Solar were not material for the three months ended October 1, 2011.

        The increase in selling and marketing expenses of 47% to $13.3 million for the six months ended October 1, 2011, as compared to $9.0 million for the six months ended October 2, 2010 was primarily due to increases of $1.1 million in sales commissions, $2.0 million of additional expenses related to our sapphire business which was acquired on July 29, 2010, $0.3 million in trade show related expenses and $0.8 in other selling and marketing expenses. Selling and marketing expenses related to Confluence Solar were not material for the six months ended October 1, 2011.

        General and administrative expenses consist primarily of the following components: payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, human resources and other administrative personnel; depreciation and amortization of property and equipment we use internally; fees for professional services; rent and other facility-related expenditures for leased properties; the provision for doubtful accounts; insurance costs; and non-income related taxes. The increase in general and administrative expenses of 72% to $22.4 million in the three months ended October 1, 2011, as compared to $13.0 million for the three months ended October 2, 2010, was primarily due to an increase of $2.4 million in contingent consideration expense related to a change in the fair value of our contingent consideration obligations; an increase in payroll and payroll-related costs of $2.7 million; an increase of $1.2 million in transaction expenses related to the acquisition of Confluence Solar; an increase of $0.6 million in legal expenses related to litigation; an increase of $0.5 million in facilities and office expenses primarily driven by increased activity at the facilities in our sapphire business that was acquired on July 29, 2011; and an increase in $2.4 million of other general and administrative expenses. These increases were offset in part by a decrease of $0.3 million in consulting. Included in general and administrative expenses for the three months ended October 1, 2011 are $0.3 million of expenses related to Confluence Solar which was acquired on August 24, 2011.

        The increase in general and administrative expenses of 64% to $38.6 million for the six months ended October 1, 2011, as compared to $23.6 million for the six months ended October 2, 2010, was primarily due to an increase in payroll and payroll-related costs of $6.8 million; $3.1 million in contingent consideration expense related to a change in the fair value of our contingent consideration obligations; an increase of $1.2 million in transaction expenses related to the acquisition of Confluence Solar; an increase of $1.6 million in facilities and office expenses primarily driven by increased activity at the facilities in our sapphire business that was acquired on July 29, 2011 and an increase of $2.3 million of other general and administrative expenses. Included in general and administrative expenses for the six months ended October 1, 2011 are $0.3 million of expenses related to Confluence Solar which was acquired on August 24, 2011.

        Amortization expense attributed to intangible assets increased 103% to $1.8 million for the three months ended October 1, 2011, as compared to $0.9 million for the three months ended October 2, 2010, and increased 71% to $2.8 million for the six months ended October 1, 2011, as compared to $1.7 million for the six months ended October 2, 2010. The increases were due to $0.5 million and $1.2 million related the amortization of intangible assets related to the Crystal Systems acquisition for the three and six months ended October 1, 2011, respectively, and $0.8 million related to the amortization of intangible assets related to the Confluence Solar acquisition, for both the three and six months ended October 1, 2011. These increases are offset in part by a decrease of $0.4 million and $0.9 million for the three and six months ended October 1, 2011, respectively, in amortization expense attributed to the mix of intangibles being amortized, as certain intangibles related to our PV business became fully amortized during the three and six months ended October 1, 2011.

        Interest Income.    Interest income decreased to $0.1 million for the three months ended October 1, 2011, as compared to $0.2 million for the three months ended October 2, 2010, and decreased to $0.2 million for the six months ended October 1, 2011, as compared to $0.4 million for the six months ended October 2, 2010. The decreases were driven primarily by decreases in the returns earned on our invested cash during the three and six months ended October 1, 2011. We invest our excess cash primarily in money market mutual funds.

        Interest Expense.    Interest expense increased to $1.8 million for the three months ended October 1, 2011, as compared to $0.4 million for the three months ended October 2, 2010, and increased to $5.4 million for the six months ended October 1, 2011, as compared to $0.6 million for the six months ended October 2, 2010. The increases were due primarily to interest expense and the amortization of deferred financing costs in connection with entering into our new credit facility during fiscal 2011. Included in interest expense for the three and six months ended October 1, 2011 was $0.8 million and $3.1 million, respectively, of non-cash charges for the amortization of deferred financing costs in connection with our credit facility.

        Other, net.    Other income, net, was $0.2 million and $0.1 million for the three and six months ended October 1, 2011, respectively, as compared to other expense, net of $(0.9) million and $(0.7) million for the three and six months ended October 2, 2010, respectively. The increases were primarily due to increases in foreign currency exchange gains incurred during the three and six months ended October 1, 2011.

        Provision for Income Taxes.    Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions world-wide.

        Our world-wide effective tax rate was 29.4% and 36.6% for the three months ended October 1, 2011 and October 2, 2010, respectively, and 30.2% and 37.5% for the six months ended October 1, 2011 and October 2, 2010, respectively. The changes in our reported tax rate for the three and six months ended October 1, 2011, as compared to the same periods in 2010, relates to proportionally higher expected levels of income in lower tax jurisdictions as a result of our continued transition of our global operations center to Hong Kong. We review the expected annual effective income tax rates and make changes on a quarterly basis as necessary based on certain factors including changes in forecasted annual operating income by jurisdiction, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities, and impacts from tax law changes. Due to the volatility of these factors, our consolidated effective income tax rate can change significantly on a quarterly basis.

Liquidity and Capital Resources

Overview

        We fund our operations generally through cash generated from operations, proceeds from credit facilities and proceeds from exercises of stock awards.

        Our cash and cash equivalents balance increased by $121.0 million during the six months ended October 1, 2011, from $362.7 million as of April 2, 2011 to $483.8 million as of October 1, 2011 primarily resulting from increases in cash flow from operating activities. Net cash provided by operating activities in the six months ended October 1, 2011 allowed us to fund our working capital requirements during such period. We manage our cash inflows through the use of customer deposits and milestone billings intended to allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) as well as payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this Quarterly Report on Form 10-Q.

        Our principal uses of cash are for raw materials and components, wages, salaries and investment activities, such as the purchase of property, plant and equipment and business acquisitions. We outsource a significant portion of our manufacturing and therefore we require minimal capital expenditures to meet our production demands.

        The following table summarizes our primary cash flows in the periods presented:

	Six Months Ended
	October 1, 2011	October 2, 2010
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$226,246	$30,555
Investing activities	(78,591)	(21,947)
Financing activities	(26,653)	5,004
Effect of foreign exchange rates on cash	13	273

Net increase in cash and cash equivalents	$121,015	$13,885

Cash Flows from Operating Activities

        For the six months ended October 1, 2011, our cash provided by operations was $226.2 million. Our cash flow from operations was driven primarily by net income of $89.0 million, an increase in customer deposits of $154.3 million due to new orders in our polysilicon and sapphire equipment businesses and a decrease in accounts receivable of $18.5 million. These items were partially offset by an increase in inventories of $35.5 million and a decrease in accounts payable and accrued expenses of $24.8 million.

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

Cash Flows from Investing Activities

        For the six months ended October 1, 2011, our cash used in investing activities was $78.6 million. The acquisition of Confluence Solar, net of cash acquired, consumed approximately $60.9 million of cash. Additionally, capital expenditures for the period were approximately $18.1 million. These capital expenditures were primarily used for expanding our sapphire business and improving our business information systems.

        Our total capital expenditures in our fiscal year ending March 31, 2012 are expected to range from approximately $50 million to approximately $55 million, consisting primarily of improvements to our business information systems, manufacturing equipment, expansion of our facilities in New Hampshire, expected expansion of our facilities in Asia and anticipated capital investments in the Hazelwood, Missouri facility, that we acquired in connection with the Confluence Solar acquisition, in our efforts to commercialize our CCz equipment product which is currently under development and to use as a pilot facility for high-performance monocrystalline silicon manufacturing. However, our capital expenditures may exceed such range if we were to accelerate plans for the implementation of our growth strategy.

        For the six months ended October 2, 2010, our cash used in investing activities was $21.9 million. The acquisition of Crystal Systems, net of cash acquired, consumed approximately $22.7 million of cash. Capital expenditures were approximately $4.2 million and were primarily used for improving our business.

Cash Flows from Financing Activities

        For the six months ended October 1, 2011, cash used in financing activities was $26.7 million, driven primarily by principal payments made under our Term Facility of $29.4 million. Of these principal payments, $9.4 million relates scheduled principal payments under the Term Facility. The remaining $20.0 million represents an additional voluntary principal prepayment made by us on June 15, 2011. This prepayment will be deducted from the payment due at the maturity of the debt in December 2013. These cash outflows were offset by proceeds and related tax benefits from the exercise of stock awards of $9.0 million.

        For the six months ended October 2, 2010, cash provided by financing activities was $5.0 million, primarily related to cash received by us for the exercise of stock options.

        As of October 1, 2011, we had $57.0 million of outstanding standby letters of credit that were issued against the Revolving Facility (as described below). The majority of the standby letters of credit are related to customer deposits. As of October 1, 2011, there were no amounts available for borrowing under the Term Facility and $18.0 million available for borrowing under the Revolving Facility.

        We believe that cash generated from operations together with our existing cash, including cash received under the Term Facility, customer deposits and amounts available under our Revolving Facility will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months. We, however, consistently review strategic opportunities in an effort to find opportunities to improve our products, technologies, operations, overall business and increase shareholder value, these opportunities may include business acquisitions, technology licenses, dividends to shareholders, accelerated prepayments of outstanding indebtedness, share buybacks and joint ventures. If we were to engage in any of the foregoing, it could require that we utilize a significant amount of our available cash and, as a result, we may be required to increase our outstanding indebtedness or raise additional capital in through the sale of equity, which may not be available on favorable terms, or at all.

Long Term Debt and Revolving Credit Facility

        On December 13, 2010, we entered into the Credit Agreement, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto, which we refer to as the Credit Agreement. The Credit Agreement consists of the Term Facility, in an aggregate principal amount of $125.0 million with a final maturity date of December 13, 2013 and the Revolving Facility, in an aggregate maximum principal amount of $75.0 million with a final maturity date of December 13, 2013. The Term Facility will be repaid in equal quarterly installments in an aggregate annual amount equal to 15% of the original principal amount of the Term Facility, with the balance payable on December 13, 2013. The full amount of the Term Facility was drawn by us on December 13, 2010 and no amounts have been drawn on the Revolving Facility as of October 1, 2011. We use the Revolving Facility in connection with the issuance of letters of credit.

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

        Borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate or an adjusted London Interbank Offered Rate, or LIBOR, rate plus, in each case, an applicable margin. Such applicable margin will be 3.25% in the case of alternate base rate loans and 4.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of alternate base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Revolving Facility. The Term Facility borrowing rate in effect at October 1, 2011 was 4.46%.

        Over the next three fiscal years, we will be required to repay the following principal amounts under the Term Facility (amounts in millions):

Fiscal Year Ending	Principal Payments
2012 (remaining 6 months)	$9.3
2013	18.8
2014	62.8

Total	$90.9

        In June 2011 and September 2011, we made the required principal payments in the amount of $4.7 million, each period, respectively, pursuant to the Term Facility in accordance with the payment schedule in the Credit Agreement. We may, at our option, prepay borrowings under the Credit Facility (in whole or in part), at anytime without penalty subject to conditions set forth in the Credit Facility. On June 15, 2011 we made a voluntary prepayment of $20.0 million against the Term Facility. This payment was applied against the payment due in December 2013. In connection with this prepayment, we recorded accelerated amortization of $0.9 million of outstanding deferred financing fees as interest expense as a result of the voluntary prepayment. We are required to make mandatory prepayments with:

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

        The Credit Agreement imposes several financial covenants on us and our subsidiaries, including, but not limited to (i) maximum capital expenditures of $50 million during the two quarters ended April 2, 2011 and $40 million in any fiscal year thereafter, (ii) minimum ratio of consolidated adjusted EBITDA (as defined in the Credit Agreement) to consolidated fixed charges (as defined in the Credit Agreement) ranging from 1.0 to 1 to 2.0 to 1 at various times during the term of the Credit Agreement and (iii) maximum leverage ratio (as defined in the Credit Agreement) of 0.6 to 1.0 throughout the term of the Credit Agreement. As of October 1, 2011, we were in compliance with all covenants in the Credit Agreement.

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

        We use amounts available under the $75.0 million Revolving Facility in connection with standby letters of credit related to customer deposits. As of October 1, 2011, we had $57.0 million of outstanding letters of credit pursuant to the Revolving Facility resulting in $18.0 million of available credit under the Revolving Facility.

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

  Standby Letters of Credit

        As of October 1, 2011, we had $57.0 million of standby letters of credit outstanding issued under the Credit Agreement representing performance guarantees issued against customer deposits. These standby letters of credit are scheduled to expire within the next twelve months and have not been included in the condensed consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

        There have been no material changes to our "Contractual Obligations and Commercial Commitments" table in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended April 2, 2011, other than:

  i)
  As of October 1, 2011, purchase commitments under agreements totaled $453.3 million, substantially all of which are due within twelve months. As of October 1, 2011, prepayments under certain of these purchase commitments amounted to $37.0 million.

  ii)
  In connection with our acquisition of Confluence, we have agreed to pay up to $20.0 million of additional consideration subject to the attainment of a financial target and certain technical targets. The contingent consideration is payable if and when these targets are met. The last such target will be measured as of March 31, 2013.

  iii)
  In connection with our acquisition of Confluence Solar, we have agreed to make capital expenditures of at least $25.0 million, which is expected to be substantially funded in the next twelve months, to develop the business and, in part, to support the achievement of the financial and technical targets associated with the contingent consideration.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        On April 3, 2011, we prospectively adopted the provisions of Accounting Standards Update ("ASU") 2009-13, Revenue Recognition (Topic 605) —Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, for new and materially modified arrangements originating on or after April 3, 2011. The adoption of ASU 2009-13 did not have a material effect on our financial results for the three or six months ended October 1, 2011, and is not expected to have a material impact on our financial position or results of operations in fiscal year 2012.

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

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This amendment does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. This update is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted.

Critical Accounting Policies and Estimates

        For the six months ended October 1, 2011, there were no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011, filed on May 25, 2011, with the exception of the changes to the Company's revenue recognition policy noted below.

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

        The majority of our contracts involve the sale of equipment and services under multiple element arrangements. The multiple-deliverable revenue guidance requires that we evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting. The product or service constitutes a separate unit of accounting when it fulfills the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Our sales arrangements do not include a general right of return.

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

        In certain circumstances we enter into contracts that grant contractual rights which are considered a separate element and require revenue to be recognized ratably over the period commencing when all other elements have been delivered and other contract criteria have been met and through the period when such rights expire. Upon the adoption of ASU 2009-13, management allocates arrangement consideration based on the ESP of the contractual rights, which are recognized ratably through the period when such rights expire.

        The adoption of ASU 2009-13 did not have a material effect on our financial results for the three and six months ended October 1, 2011, and is not expected to have a material impact on our financial position or results of operations in fiscal year 2012. Should we materially modify certain arrangements the amount of previously recorded deferred revenue could be materially impacted based on the application of ASU 2009-13 to the modified arrangement. The anticipated timing of revenue recognition for multiple element arrangements will generally not be significantly affected under ASU 2009-13 since we maintained objective evidence of fair value for the majority of the undelivered elements in its arrangements. For those arrangements where we have not historically had VSOE for the undelivered elements, such as certain contractual rights or ancillary products, revenue may be recognized earlier under ASU 2009-13.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Investment Risks

        We maintain an investment portfolio which, at October 1, 2011, consisted of $207.7 million of money market funds, $76.7 million of bank time deposits in unrestricted cash and $10.2 million of bank deposits in restricted cash. At any time a rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. Based on investment positions as of October 1, 2011, hypothetical movement of plus or minus 50 basis points based on current market interest rates would not have a material impact to the value of our investment portfolio or the income earned in an annual period. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

        As noted above, we have invested a significant amount of our cash in money market funds. As with most money market funds, the ones that we have invested in invest from time to time, in government securities, certificates of deposit, commercial paper of companies and other highly-liquid securities that are believed to be low-risk. The money market funds in which we have invested, however, also hold positions in securities issued by both sovereign states and banks located in jurisdictions experiencing macroeconomic instability, some of which may not currently be considered low-risk. Certain sovereign states and banks located in these jurisdictions, have experienced severe disruptions lately, in part, from the belief that they may be unable to repay their debt, and the value of the securities issued by these institutions have experienced volatility. While we do not believe that we have any direct exposure to the riskiest securities, for example, we do not directly hold any securities issued by the governments of Greece, Spain, Portugal and Ireland, the funds that we do invest in may hold these securities. In addition, these money market funds do hold Euros or Euro-based securities. To the extent that volatility were to have a significant impact on the Euro, a portion of the cash held in money market accounts could lose its value. Further, if the financial upheavals were to spread to other sovereign states, such as France or the United Kingdom, our cash may also be at risk due to the fact that the funds in which we have placed our cash do invest directly in the securities issued by the sovereign states, corporations and banks in these jurisdictions.

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

        As of October 1, 2011, we had forward foreign exchange contracts with notional amounts of €57.0 million, all of which expire within twelve months. As of October 1, 2011, the fair value and carrying amount of our forward foreign exchange contracts was a net liability of $1.6 million. Relative to our foreign currency exposures existing at October 1, 2011, a 10% appreciation (depreciation) of the Euro against the U.S. dollar would result in an increase (decrease) in the fair value of these derivative instruments of approximately $7.5 million.

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

        Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) an alternate base rate (as defined in the Credit Agreement) or (ii) an adjusted London Interbank Offered Rate ("LIBOR") rate plus, in each case, an applicable margin. Such applicable margin will be 3.25% in the case of alternate base rate loans and 4.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of alternate base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Revolving Facility. The Term Facility borrowing rate in effect at October 1, 2011, based on the LIBOR rate, was 4.46% (which amount includes the applicable margin in accordance with the Credit Agreement). If the LIBOR rate changes by 100 basis points from that in effect at October 1, 2011, our annual interest expense would change by approximately $0.9 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 1, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in our internal controls over financial reporting during the three months ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

General

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire, or the Court, against us, certain of our officers and directors, certain underwriters of our July 24, 2008 initial public offering and others, including certain of our investors, together called the "federal class actions." In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District, or the State Court, under the caption Hamel v. GT Solar International, Inc., et al., against us, certain of our officers and directors and certain underwriters of our July 24, 2008 initial public offering, called the "state class action." Both the federal class actions and the state class action asserted claims under various sections of the Securities Act of 1933, as amended. The plaintiffs in these actions alleged, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including the DSS furnaces.

        On March 7, 2011, we announced that we had reached an agreement in principle to settle both the federal class actions and the state class action. The parties subsequently memorialized their agreement in a stipulation of settlement (the "Settlement Agreement") that was filed with the Court. The Settlement Agreement provided, among other things, that: (i) the Company and all other defendants made no admission of liability or wrongdoing, (ii) the Company and all other defendants would receive a full and complete release of all claims that were or could have been brought against all defendants in both the federal and state securities actions, (iii) the Company would pay $10.5 million into a settlement fund. Of this amount, the Company contributed $1.0 million and the Company's liability insurers contributed the remaining $9.5 million. The Company's contribution represented its contractual indemnification obligation to its underwriters.

        On September 27, 2011, after a hearing to consider the fairness and adequacy of the settlement, the court entered a final judgment (the "Order") approving the settlement and dismissing the federal class actions. Pursuant to the Settlement Agreement, the state class action was also dismissed as a result of the entry of the Order.

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009, called the "derivative action." The derivative complaint is asserted nominally on our behalf against certain of our directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. The derivative action is premised on the same purported misconduct alleged in the federal class actions. On April 10, 2009, the court granted our motion to stay the derivative action, pending resolution of a motion to dismiss then pending in the federal action. The derivative action, which remains stayed, is not included in the settlement of the federal and state class actions.

        We intend to defend the derivative action vigorously. We are currently unable to estimate a range of payments, if any, we may be required to pay, or may agree to pay, with respect to the derivative action. We, however, believe that the resolution of this suit will not result in a material effect to our consolidated financial statements. However, due to the inherent uncertainties that accompany litigation of this nature, there can be no assurance that we will be successful, and the resolution of the lawsuit could have a material effect on our consolidated financial statements.

Item 1A.    Risk Factors

        Our business, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. These are the risks and uncertainties we believe are most important for our business as of the date of this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and an investor in our common stock could lose all or part of their investment.

Risks Related to Our Business Generally

General economic conditions may have an adverse impact on demand for our products.

        Demand for products requiring significant capital expenditures, such as our DSS units, CVD reactors and ASF systems, is affected by general economic conditions. A downturn in the global construction market reduces demand for solar panels in new residential and commercial buildings, which in turn reduces demand for our products that are used in the manufacture of PV wafers, cells and modules and polysilicon for the solar power industry (including our DSS units and CVD reactors). In addition, a downturn in the sapphire material market, and the sapphire-based LED and general illumination markets in particular (or if these markets do not experience any growth) would result in reduced demand for our sapphire material and our ASF systems. Uncertainties about economic conditions, negative financial news, potential defaults by or rating downgrades of debt issued by governmental entities, tighter credit markets and declines in asset values have, in the recent past, caused our customers to postpone or cancel making purchases of capital equipment and materials. Increasing budgetary pressures could reduce or eliminate government subsidies and economic incentives for on-grid solar electricity applications. A prolonged downturn in the global economy could have a material adverse effect on our business in a number of ways, including decreased demand for our products, which would result in lower sales, reduced backlog and contract terminations.

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

        Financial markets in the United States, Europe and Asia experienced extreme disruption in recent years, including, among other things, extreme volatility in security prices, tightened liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further tightening in credit markets, deterioration in the financial markets and reduced confidence in economic conditions. These economic developments adversely affect businesses such as ours in a number of ways. The tightening of credit in financial markets has resulted in reduced funding worldwide, including China (where many of our customers are located) and a higher level of uncertainty for solar module and sapphire equipment manufacturers. As a result, some of our customers have been delayed in securing, or prevented from securing, funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products. We believe a reduction in the availability of funding for new manufacturing facilities and facility expansions in the solar and sapphire industries, or reduction in demand for solar equipment panels or sapphire material, could cause a decrease in orders for certain of our products. We currently require most of our equipment customers to prepay a portion of the purchase price of their orders. We use these customer deposits to prepay our suppliers to reduce the need to borrow to cover our cash needs for working capital. This practice may not be sustainable if the recent market disruptions continue or grow worse. Some of our customers who have become financially distressed have failed to provide letters of credit or make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised terms, it could have a significant impact on our business, results of operations and financial condition.

        In the past, some of our PV and polysilicon customers failed to make deposits or other payments when due under their contracts, and we terminated some of those contracts. In addition, certain of these customers requested extensions of delivery dates and other modifications. The resulting contract modifications included lower pricing and reductions in the number of units deliverable under the contracts, thereby reducing our order backlog. As a result of these terminations and other contract modifications, for example, our PV and polysilicon order backlog was reduced by $105.0 million during the fiscal year ended April 3, 2010. During the six months ended October 2, 2011, our order backlog was reduced by $26.8 million. We may experience further backlog reductions in the future similar to or greater than those reductions we experienced in 2010 or the just completed six month period.

        As a result of PV and polysilicon customer delays or contract terminations, we reschedule or cancel, from time to time, purchase orders with our vendors to procure materials and, in certain cases, we are required to reimburse the vendor for costs incurred to the date of termination plus predetermined profits. In addition, in the past, certain of the vendors from whom we purchased materials were unable to deliver the ordered components because economic conditions had an adverse impact on their ability to operate their businesses and we were unable to recover advances paid to those vendors for components that were not delivered. For example, during the fiscal year ended March 28, 2009, we rescheduled and/or cancelled commitments to our vendors as a result of customer delays, contract modifications and terminations and we recorded losses of $11.3 million relating to expected forfeitures of vendor advances and reserves against advances on inventory purchases with vendors that had become financially distressed. In cases where we are not able to cancel or modify vendor purchase orders due to customer delays or terminations, our purchase commitments may exceed our order backlog requirements and we may be unable to redeploy the undelivered equipment. In addition, we expect that we may be required to pay advances to vendors in the future without being able to recover that advance if the vendor is placed in bankruptcy, becomes insolvent or otherwise experiences financial distress.

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

        Our order backlog is primarily based on signed purchase orders or other written contractual commitments. While our backlog increased significantly in the six months ended October 1, 2011 (such increase was greater than $0.9 billion), we cannot guarantee that our order backlog will result in actual revenue in the originally anticipated period, or at all. In addition, the contracts included in our order backlog may not generate margins equal to our historical operating margins. We began to track our order backlog on a consistent basis as a performance measure in 2007, and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our backlog. Our customers may experience project delays or default on the terms of their contracts with us as a result of external market factors and economic or other factors beyond our or their control. If a customer fails to perform its contractual obligations and we do not reasonably expect such customer to perform its obligations, we may terminate the contract, which would result in a decrease in our backlog. In addition, our backlog is at risk to varying degrees to the extent customers request that we extend the delivery schedules and make other modifications under their contracts in our order backlog. Any contract modifications that we negotiate could likely include an extension of delivery dates, and could result in lower pricing or in a reduction in the number of units deliverable under the contract, thereby reducing our order backlog. Our order backlog includes contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, it could result in a further reduction of our order backlog. Other customers with contracts in our order backlog that are not currently under negotiation may approach us with requests for delays in the future, or may fail to make payments when due, which could further reduce our order backlog. In the past, terminations and other contract revisions have caused significant reductions in backlog, for example, during the fiscal year ended April 3, 2010 our backlog was reduced by $105.0 million and during the six months ended October 2, 2011, our order backlog was reduced by $26.8 million. If our order backlog fails to result in revenue in a timely manner, or at all, we could experience a reduction in revenue, profitability and liquidity.

We currently depend on a small number of customers in any given fiscal year for a substantial part of our sales and revenue.

        In each fiscal year, we depend on a small number of customers for a substantial part of our sales and revenue. For example, in the six months ended October 1, 2011, two customers accounted for 31% of our revenue, in the fiscal year ended April 2, 2011, one customer accounted for 19% of our revenue, and in the fiscal year ended April 3, 2010, one customer accounted for 34% of our revenue. In addition, as of October 1, 2011, we had a $2.1 billion order backlog of which $1.0 billion was attributable to two customers. As a result, the default in payment by any of our major customers, the loss of existing orders or lack of new orders in the future, or a change in the product acceptance schedule by such customers could significantly reduce our revenues and have a material adverse effect on our financial condition, results of operations, business and/or prospects. While we have sought to diversify our business and customer base, we anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future, particularly as we face increased competition in each of our business segments, and/or that these customers will experience financial difficulties, including as a result of the recent volatility in the global economy that is having a negative impact on demand in the solar and LED industries. Furthermore, many of our customers are at an early stage and many are dependent on the equity capital markets and debt markets to finance their purchase of our products. As a result, these customers could experience financial difficulties and become unable to fulfill their contracts with us. There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the gross margins that we are able to generate through sales to such customers. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

Our success depends on the sale of a limited number of products.

        A significant portion of our operating profits has historically been derived from sales of DSS units, CVD reactors and STC converters, which sales accounted for 92% of our revenue for the six months ended October 1, 2011, 89% of our revenue for the fiscal year ended April 2, 2011 and 91% of our revenue for the fiscal year ended April 3, 2010. We have only begun to sell ASF systems and have not yet recognized any revenue or operating profit from such sales. There can be no assurance that DSS units and CVD reactors sales will increase beyond, or be maintained at, past levels or that any sales of sapphire materials or ASF systems will offset any decrease in sales of DSS units or CVD reactors (or result in any revenue). In fact, sales of our STC converters are substantially lower than in prior periods due to changes in technology. Factors affecting the level of future sales of our products include factors beyond our control, including, but not limited to, demand for solar products and sapphire material (including sapphire-based LED material and sapphire use in general illumination), development and/or use of alternatives to sapphire in LED applications (particularly in general illumination) and competing product offerings by other equipment manufacturers. Even following the acquisitions of Crystal Systems and Confluence Solar, there can be no assurance that we will be able to successfully diversify our product offerings and thereby increase our revenue and/or maintain our profits in the event of a decline in DSS units and CVD reactors sales. If sales of our PV, polysilicon or sapphire products decline for any reason, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

We depend on a limited number of third party suppliers.

        We use certain component parts supplied by a small number of third party suppliers in our polysilicon, PV and sapphire equipment products and ancillary equipment, and certain of these components are critical to the manufacture and operation of certain of our products. For example, we use specialist manufacturers to provide vessels and power supplies which are essential to the manufacture and operation of our polysilicon products. In addition, certain of our products consist entirely of parts and components supplied by third party suppliers, and in these instances filling orders depends entirely upon parties over which we exercise little or no control, and if these contractors were unable to supply, or refused to supply, the parts and components, we would be unable to complete orders which would have a negative impact on our reputation and our business.

        Further, our agreements with suppliers are typically short term in nature, which leaves us vulnerable to the risk that our suppliers may change the terms on which they have previously supplied products to us or cease supplying products to us at any time and for any reason.

        In addition, our sapphire business depends on a small number of suppliers for certain raw materials, components, services and equipment used in manufacturing our products and our ASF systems. In particular, (i) the supply of qualified meltstock we use to grow sapphire materials is limited and there may be an insufficient amount to grow our sapphire materials business as currently planned or available for the purchasers of our crystal growth systems and (ii) the supply of crucibles used in our ASF system, which require specialized manufacturing processes, may not be adequate to support the expected increase in the use of the ASF system by us or by customers of our ASF systems (both of which would be significant limiting factors on our attempts to grow our ASF business). We generally purchase these items with purchase orders, and we have no guaranteed supply arrangements with such suppliers. This risk is exacerbated as our sapphire equipment customers begin to purchase these raw materials and equipment for their own production.

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

        In the ordinary course of business, we are also exposed to market risk from fluctuations in the price of raw materials and commodities necessary in the manufacture of our products, such as graphite, steel, copper, helium and molybdenum. We experience similar commodity risks in connection with the consumable materials utilized in our products, and in certain cases, there is very limited access to these commodities. The increase in the price of these commodities, due to further limitations of availability or to greater demand, will make our products less attractive and will harm our material and equipment business. If we bring more entrants into these markets, these commodity risks increase. Any significant increase in these prices would increase our expenses, decrease demand for our products and hurt our profitability. In addition, demand for our products will be negatively impacted if the raw materials that are used to create polysilicon, PV materials and sapphire were to increase.

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

We face competition in each of our business segments, and if our competitors are able to manufacture products that employ newer technologies or are otherwise more widely used than our products, and if we are unable to modify our products to adapt to such future changes, we may be unable to attract or retain customers.

        The solar energy industry and the sapphire industry are both highly competitive and continually evolving as participants strive to increase their market share and new entrants strive to capture market share in each of these industries. In addition, the solar energy industry also has to compete with the larger conventional electric power industry. Many of our competitors have, and future competitors may also have, substantially greater financial, technical, manufacturing and other resources than we do. These resources may provide our competitors with an advantage because they can realize economies of scale, synergies and purchase certain raw materials, commodities and key components at lower prices. Current and potential competitors of ours may also have greater brand name recognition, more established distribution networks and larger customer bases, and may be able to devote more resources to the research, development, promotion and sale of their products or to respond more quickly to evolving industry standards and changes in market conditions. In addition, given the ability of other parties to access equipment technology in each of our segments, we also face low-cost competitors who may be able similar offer products at very competitive prices. We may not be able to maintain our current share of the market in our respective business segments as competitive intensity increases and particularly as our customers are targeted by local competitors in China and other countries. This trend is increasingly evident as we believe that certain customers have already begun purchasing our competitors' equipment and installing them in their facilities. Our efforts to capitalize on technological developments in the markets in which we operate, such as the continuously-fed Czochralski (CCz) growth technology obtained by virtue of the Confluence Solar acquisition, may not result in increased market share and may require that we make substantial capital investments without any corresponding increase in revenues. In addition, customers may place orders to supply equipment for new facilities or future expansions with our competitors, and we believe the likelihood that our customers and others will go to competitors has increased over time. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors and/or new technological developments may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

        The PV and sapphire industries are also rapidly evolving and are highly competitive. Technological advances may result in lower manufacturing costs for these products and/or such product manufacturing equipment or result in greater efficiencies for these products, and may render existing products and/or product manufacturing equipment of our PV and sapphire businesses obsolete. We will therefore need to keep pace with technological advances in these industries, including committing resources to ongoing research and development, acquiring new technologies, continually improving our existing products and continually expanding and/or updating our product offering, in order to compete effectively in the future. Our failure to further refine our technologies and/or develop and introduce new solar power and sapphire products could cause our products to become uncompetitive or obsolete, which could adversely affect demand for our products, and our financial condition, results of operations, business and/or prospects.

        Additionally, there are certain competitive factors that are particular to the sapphire material market including sapphire-based LED, and the sapphire equipment market. Our ability to expand into new applications in the sapphire material market and sapphire equipment market depends on continued advancement in the design and manufacture of sapphire and LEDs (including sapphire and non-sapphire-based LEDs) and lighting technology by others. This industry has been characterized by a rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater functionality. The future success of our sapphire business will depend on our ability to timely develop new products for use in sapphire, sapphire-based LED and general illumination applications and to adjust our product specifications in response to these developments in a timely manner. In addition, although sapphire is currently the preferred substrate material for certain LED applications, which is the market focused on by our equipment customers, we cannot be assured that the LED market demand for sapphire will continue. Over the past several months, sapphire wafer prices have experienced a significant drop as a result of lower demand, and these lower prices are forecasted to continue for the near future. Research is also ongoing for the use of silicon substrates and substrates incorporating other materials in LED applications. Moreover, if effective new sources of light other than sapphire-based LED devices are developed, our sapphire business' current products and technologies could become less competitive or obsolete. If sapphire is displaced as the substrate of choice for certain LED and general illumination applications, or if sapphire-based LED is no longer a preferred technology among our customers, the financial condition and results of operations of our business could be adversely affected.

The prices for polysilicon and sapphire material, as well as silicon ingots, have, in the past, dropped as a result of either increased supply or decreased demand, and, at the same time, the prices for the inputs to create this output has either remained consistent or increased, which has resulted in decreased margins for polysilicon and sapphire and PV manufacturers, and if these circumstances were to continue or dampen the demand for our PV, polysilicon and sapphire equipment would negatively impacted.

        The price for polysilicon, sapphire and PV materials have decreased recently due, in part, to either excess supply or decreasing demand for these materials. Concurrently with these price drops, the costs for the consumable materials that are used in our equipment to make polysilicon, sapphire boules and PV ingots and wafers, have either remained steady or, in some cases, increased. These two factors, operating in tandem, result in decreased margins for the manufacturers selling polysilicon, sapphire boules and PV ingots and wafers, and, depending on circumstances, could result in negative margins. If this situation were to persist, we would expect that the demand for our polysilicon reactors, ASF units and DSS furnaces would drop and may hamper the adoption of any new technologies we introduce (including our proposed MonoCast and CCz equipment offerings). The on-going global economic uncertainty and tightened credit markets may exacerbate these circumstances.

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

        We are dependent on the services of our management team. Although certain of these individuals are subject to agreements with us, any and all of them may choose to terminate their employment with us on thirty or fewer days' notice. The loss of any member of the management team could have a material adverse effect on our financial condition, results of operations, business and/or prospects. There is a risk that we will not be able to retain or replace these or other key employees. Integrating new employees into our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and ultimately prove unsuccessful. This may have a material adverse effect on our financial condition, results of operations, business and/or prospects. In addition, we are implementing our succession planning measures for our management and key staff or skilled employees. However, if we fail to successfully implement these succession plans for management and key staff when necessary, our operating results would likely be harmed.

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

The investments we make in new technologies, by means of internal development and/or acquisitions from third parties through license or acquisition, may not gain market acceptance which could result in decreased cash resources and harm our results of operations.

        We have expended significant financial resources and technical expertise in developing new products and services that we expect will improve our product portfolio and result in increased revenues. These investments, however, may not result in increased revenues and may require that we incur expenses that result in decreasing our cash balances For example, we have already spent in excess of $60 million (and may spend up to an additional $20 million in contingent payments and additional significant capital spending) in connection with our acquisition of Confluence Solar. This acquisition was made with the expectation that we will be able to offer our customers PV equipment that produces high efficiency monocrystalline solar ingots, which is expected to lower PV production costs. In addition, we have invested significant amounts in our internal research and development efforts on our DSS MonoCastTM growth technology. We intend the CCz equipment offering, which will be based on the technology utilized by Confluence Solar, to be complementary to our MonoCast equipment sales, both of which are targeted at improving the ingot performance compared to that of multi-crystalline silicon materials. We have not yet commercialized either product. If we are successful in commercializing these monocrystalline product lines, we expect that it will result in decreased sales of our multicrystalline products, including the DSS 650, which are currently less expensive but do not generate solar cells offering comparable efficiencies. If we are not successful in commercializing these product lines, we would lose the significant investments we made in our internal development efforts and in the Confluence Solar acquisition. We anticipate that there will be greater demand for monocrystalline production equipment that would make our DSS 450 and 650 furnaces less competitive and demand would drop for such equipment.

        We also have no experience in manufacturing and selling CCz equipment, and we may be unable to commercialize the product or ensure it gains wide-spread market acceptance. We also have very limited experience in installing and operating MonoCast equipment, which is critical to recognizing any revenue on the sales of this product. If we are unable to bring either of these products to market and generate substantial sales, we may be unable to recover any or all of the investments we have made in them.

        Given the pace of technological advancements in the PV equipment industry, it is possible that monocrystalline production may not gain meaningful market share as other companies develop products that generate solar cells offering even higher efficiency. Alternatively, there are competing monocrystalline production techniques that may result in a more efficient solar wafer and/or equipment that can make comparable quality silicon at equipment prices below what we charge or at which our equipment makes ingots. Further, as we move toward releasing a MonoCast equipment product, we may not be able to offer it at a competitive price or, as we have very little experience with this technology, the product may not perform as we expect. Any of the foregoing would have a significant and negative impact on our business and results of operation.

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

        Among the foregoing risks, the possibility of a trade war between China and the US has taken on a greater likelihood recently. Proposed legislation was submitted to the United States Congress targeting China's currency practices. Among other things, this proposed legislation would impose trade sanctions against Chinese companies that ship finished goods into the U.S. at artificially low prices caused by Chinese currency manipulation. The Chinese government has indicated that passage of this legislation could lead to a trade war. In addition, U.S. solar manufacturers have requested that the U.S. place duties of 100% on imports from China, claiming that the Chinese imports were unfairly undercutting U.S. prices. A trade war with China would have a material adverse impact on our business since we sell into China and our equipment customers sell end products into the U.S. In addition, if the Obama administration were to impose a duty on solar cells from China, it would have a direct and negative effect on several of our PV customers who purchase our DSS equipment. Our business and results of operations would be negatively affected if a trade war were to occur with China.

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

        We are a Delaware corporation that operates through various affiliates and subsidiaries in a number of countries throughout the world, including in Asia. In October 2010, we established our global operations center in Hong Kong and our operations in Asia have grown significantly in the past two years. Our income taxes are based upon the applicable tax laws, treaties, and regulations in the many countries in which we operate and earn income as well as upon our operating structures in these countries. While we believe that we carefully analyze and account for the tax risks and uncertainties under the applicable rules, multiple tax authorities could contend that a greater portion of our and our affiliates' income should be subject to income or other tax in their respective jurisdictions. If successful, these challenges could result in an increase to our effective tax rate.

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

Compliance with the legal systems of the countries in which we offer and sell our products could increase our cost of doing business.

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

We are subject to export restrictions and laws affecting trade and investments, and the future sale of our products, including our sapphire materials and ASF systems, may be further limited or prohibited in the future by a government agency or authority.

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

        In addition, certain customers of our sapphire materials business operate in the defense sector or are subcontractors of companies in the defense industry, and our products are incorporated in, among other things, missiles, military aircraft and aerospace systems. In addition, Crystal Systems has received funding from the U.S. government in connection with certain research work for certain U.S. government agencies. Certain work performed pursuant to certain of these contracts is not commercially available, but we may make it available commercially in the future. The State Department, the Commerce Department or other government agencies may, however, determine that our sapphire material or other products, including our ASF systems, PV furnaces and/or polysilicon reactors, are important to the military potential of the U.S. If so, we may be subject to more stringent export licensing requirements or prohibited from selling certain of our sapphire materials for certain applications (or end uses), ASF systems, PV furnaces and/or polysilicon reactors to any customer outside the U.S. or to customers in certain jurisdictions. The government has, and will likely continue to, vigorously enforce these laws in light of continuing security concerns. If the export or sale of any of our current or future products outside the U.S. are limited or restricted by the U.S. government or any foreign government, our operations and results of operations would be negatively impacted.

We face particular market, commercial, jurisdictional and legal risks associated with our business in China.

        We have had significant sales in China, accounting for 48% of our revenue in the six months ended October 1, 2011, 71% of our revenue in the fiscal year ended April 2, 2011 and 63% of our revenue in the fiscal year ended April 3, 2010. Further, we have significant facilities and operations in China. Accordingly, our financial condition, results of operations, business and/or prospects could be materially adversely affected by economic, political and legal conditions or developments in China.

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

        We have expanded, and expect that we will continue to expand, our presence in China, including in the areas of customer service, certain manufacturing services, administrative functions, sales and research and development. As we adopt a greater presence in China, we are increasingly exposed to the economic, political and legal conditions and developments in China, which could further exacerbate these risks.

We have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, expose us to litigation or unknown liabilities, dilute stockholder value and divert management attention.

        If acquisition opportunities arise in the future, we may seek to enter into business combinations or purchases. For example, in during the past fifteen months we acquired Confluence Solar and Crystal Systems. Acquisitions and combinations, including the acquisitions of Confluence Solar and Crystal Systems, are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities and claims associated with acquired businesses. We may be subject to (i) liability for activities of the acquired company prior to the acquisition, including violations of laws, commercial disputes, environmental and tax and other known and unknown liabilities and (ii) litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties. In addition, there may, in particular, be risks and uncertainties in connection with the intellectual property rights and ownership of technology of an acquired company, including (i) the nature, extent and value of the intellectual property and technology assets of an acquired company, (ii) the rights that an acquired company has to utilize intellectual property and technology that it claims to have developed or to have licensed, (iii) the validity of intellectual property and technology transfers to or from third parties, (iv) the enforceability of registered and other intellectual property rights, and (v) actions by third parties against the acquired company for intellectual property and technology infringement and the extent of the potential loss relating thereto. Third parties may also be more likely to assert claims against the acquired company, including claims for breach of intellectual property rights, once the company has been acquired by us.

        Any inability to integrate completed acquisitions or combinations in an efficient and timely manner or the inability to properly assess and utilize the intellectual property and technology portfolio without infringing the rights of a third party could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination or we may be unable to effectively implement the business plan for the acquired company, which would prevent us from achieving our financial and business goals for the business. If we are not successful in completing acquisitions or combinations that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, we expanded the workforce at both Confluence Solar and Crystal Systems following the acquisition. If we are unable to hire the technical and administrative personnel to meet our goals for expanding our business, our acquisitions may not generate the positive results we anticipated when we considered acquiring the business.

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

We may be subject to concentration of credit risk related to our cash equivalents and short-term investments.

        We may be exposed to losses in the event of nonperformance by the financial counterparties to our cash equivalent investments and short term investments. This risk may be heightened as a result of the financial crisis and volatility in the markets. We manage the concentration risk by making investments that comply with our investment policy. Currently, our cash equivalents are invested in money market mutual funds. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the investment income we receive from these investments. In general, increases of credit risk related to our cash equivalents and short-term investments could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

        Our reporting currency is the U.S. dollar and almost all of our contracts are denominated in U.S. dollars. However, greater than 98% of our revenue was generated from sales to customers located outside the United States in each of the six months ended October 1, 2011 and fiscal years ended April 2, 2011 and April 3, 2010, and we expect that a large percentage of our future revenue will continue to be derived from sales to customers located outside the United States. Changes in exchange rates between foreign currencies and the U.S. dollar could make our products less attractive to non-U.S. customers and therefore decrease our sales and gross margins. In addition, we incur costs in the local currency of the countries outside the United States in which we operate and as a result are subject to currency translation risk. Exchange rates between a number of foreign currencies and the U.S. dollar have fluctuated significantly over the last few years and future exchange rate fluctuations may occur. Our largest foreign currency exposure is the euro. In an attempt to mitigate foreign currency fluctuations, we have entered into, from time to time, forward foreign exchange contracts to hedge portions of equipment purchases from vendors located primarily in Europe. Our hedging activities may not be successful in reducing our exposure to foreign exchange rate fluctuations, for example, in fiscal 2010 we were required to take a charge of $2.1 million as a result of certain forward foreign exchange contracts no longer qualifying as cash flow hedges, which may occur again if we delay, cancel or otherwise modify the terms of the equipment purchases that affect the forecasted cash flow transaction being hedged. Future exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

We are subject to securities class action lawsuits that could adversely affect our business. This litigation, and potential similar or related litigation, could result in substantial damages and may divert management's time and attention from our business.

        Beginning on August 1, 2008, seven putative securities class action lawsuits were commenced in the United States District Court for the District of New Hampshire, or the Court, against us, certain of our officers and directors, certain underwriters of our July 24, 2008 initial public offering and others, including certain of our investors, together called the "federal class actions." In addition, on September 18, 2008 a putative securities class action was filed in New Hampshire state court in the Superior Court for Hillsborough County, Southern District, or the State Court, under the caption Hamel v. GT Solar International, Inc., et al., against us, certain of our officers and directors and certain underwriters of our July 24, 2008 initial public offering, called the "state class action." Both the federal class actions and the state class action asserted claims under various sections of the Securities Act of 1933, as amended. The plaintiffs in these actions alleged, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in certain SEC filings, including the registration statement and Prospectus for our July 24, 2008 initial public offering, and other public statements, regarding our business relationship with LDK Solar, Ltd., one of our customers, JYT Corporation, one of our competitors, and certain of our products, including the DSS furnaces.

        On March 7, 2011, the Company announced that it had reached an agreement in principle to settle both the federal class actions and the state class action. The parties subsequently memorialized their agreement in a stipulation of settlement (the "Settlement Agreement") that was filed with the Court. The Settlement Agreement provided, among other things, that: (i) the Company and all other defendants made no admission of liability or wrongdoing, (ii) the Company and all other defendants would receive a full and complete release of all claims that were or could have been brought against all defendants in both the federal and state securities actions, (iii) the Company would pay $10.5 million into a settlement fund. Of this amount, the Company contributed $1.0 million and the Company's liability insurers contributed the remaining $9.5 million. The Company's contribution represented its contractual indemnification obligation to its underwriters.

        On September 27, 2011, after a hearing to consider the fairness and adequacy of the settlement, the court entered a final judgment (the "Order") approving the settlement and dismissing the federal class actions. Pursuant to the Settlement Agreement, the state class action was also dismissed as a result of the entry of the Order.

        A derivative suit, captioned Fan v. GT Solar Int'l, Inc., et al., was filed in New Hampshire State Court on January 14, 2009, called the "derivative action." The derivative complaint is asserted nominally on our behalf against certain of our directors and officers and alleges various claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. The derivative action is premised on the same purported misconduct alleged in the federal class actions. On April 10, 2009, the court granted our motion to stay the derivative action, pending resolution of a motion to dismiss then pending in the federal action. The derivative action, which remains stayed, is not included in the settlement of the federal and state class actions.

        We intend to defend the derivative action vigorously. We are currently unable to estimate a range of payments, if any, we may be required to pay, or may agree to pay, with respect to the derivative action. We, however, believe that the resolution of this suit will not result in a material effect to our consolidated financial statements. However, due to the inherent uncertainties that accompany litigation of this nature, there can be no assurance that we will be successful, and the resolution of the lawsuit could have a material effect on our consolidated financial statements.

        In addition, as a publicly traded company, we may be subject to additional lawsuits relating to violations of the securities laws. Any such litigation would be expensive, time consuming to defend and, if we were unsuccessful in defending such claims, could result in the payments of significant sums. We do maintain insurance, but the coverage may not be sufficient and may not be available in all instances.

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

        This guidance prescribes a methodology for determining the fair value, or best estimated selling price, of deliverables on an individual element basis, including elements for which objective reliable evidence of fair value previously did not exist.

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

If we are unable to adopt and implement adequate data security procedures, we could lose valuable proprietary information, third parties may be able to access information about the operations of our equipment at customer sites and employee data, any of the foregoing may harm our reputation and our results of operations.

        While we have implemented data security measures, a third party may still gain unauthorized access to our servers, laptops or mobile devices. We store our important proprietary information on our servers, including equipment specifications, and our employees may access this data remotely. This information is also shared via e-mail and we rely on industry standard encryption tools for transmitting data (which has been attacked in the past). If a competitor were able to access this information, we would lose the competitive advantages we believe we have and we could also lose the benefits that are or could be realized from our research and development efforts. Access to this information may be the result of a third-party by-passing our security measures, third party encryption tools not providing adequate protection or inadvertent error by an employee that results in this information being accessed by unauthorized users. Some of our servers containing our proprietary and confidential product and customer information are located in foreign jurisdictions, such as China and Hong Kong, and the governments in these jurisdictions may be able to access, review, retain and use this information without any legal recourse on our part or the right to compensation.

        In a very limited number of cases, we are able to monitor the operations of our equipment in our customers' facilities. If a third party were able to access this information, they would be able to view important data about the operations of our equipment and use this customer information to their benefit. In addition, it is very likely that our reputation would be harmed among our customers and they could prevent our remote access in the future or even cease purchasing equipment from us.

        Finally, we also store financial reporting information and employee data on our computer systems. If our financial information were tampered with, investors and could lose confidence in our reported financial results. If our employee information were accessed, our employees may lose confidence in our operations, we may confront challenges attracting new employees and may face government penalties if we were found to have taken inadequate measures to protect employee information.

Risks Relating to Our Polysilicon Business

The market for polysilicon has been cyclical, resulting in periods of insufficient or excess production capacity and could result in variation in demand for our products.

        The market for polysilicon has been cyclical. In the recent past, polysilicon supply had increased due principally to expansion by existing manufacturers. This factor, among others, resulted in declining prices in polysilicon. An excess in production capacity for polysilicon has, and in the future may, adversely affect demand for our CVD reactors. There can be no certainty that the increased demand during the periods of expansion in polysilicon manufacturing capacity will persist for an extended period of time, or at all. A lack of demand for our CVD reactors could have a material adverse effect on our financial condition, results of operations, business and/or prospects. Conversely, if there are shortages of polysilicon in the future, the PV industry may be unable to continue to grow and/or may decline, and, as a result, demand for our PV products may decrease or may be eliminated.

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

Risks Relating to Our Photovoltaic Business

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

        Although the PV industry has experienced advances in recent years, it still comprises a relatively small component of the total power generation market and competes with other sources of renewable energy, as well as conventional power generation. Many factors may affect the viability of widespread adoption of PV technology and thus demand for solar wafer manufacturing equipment, including the following:

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

        The PV industry is rapidly evolving and is highly competitive. Technological advances may result in lower manufacturing costs for PV products and/or PV product manufacturing equipment, such as monocasting technology, and may render existing PV products and/or PV product manufacturing equipment obsolete. We will therefore need to keep pace with technological advances in the industry, including committing resources to ongoing research and development, acquiring new technologies, continually improving our existing products and continually expanding and/or updating our product offering, in order to compete effectively in the future. We have acquired Confluence Solar in order to be able to offer a monocasting equipment solution. Our failure to further refine our technology and/or develop and introduce new solar power products could cause our PV products, including our projected monocasting technology, to become uncompetitive or obsolete, which could adversely affect demand for our products, and our financial condition, results of operations, business and/or prospects.

Risks Relating to Our Sapphire Business

If our sapphire equipment and material do not achieve market acceptance, prospects for our sapphire business would be limited.

        As a result of our acquisition of Crystal Systems, a portion of our business will consist of the manufacture and sale of sapphire equipment and materials. We expect that, over time, the sale of sapphire equipment will account for a significant amount of our sapphire business revenue, but we will continue to sell sapphire material into specialty markets. The customers to which we sell the ASF systems are, we believe, largely manufacturing for the LED industry and, in more limited cases, other industrial markets. Potential customers for sapphire equipment and sapphire-based LED materials manufactured with the ASF system may be reluctant to adopt these offerings as an alternative to existing sapphire materials or existing lighting technology. In addition, the customers who purchase our equipment, we believe, will utilize the material for LED lighting. However, LED lighting is currently more expensive than traditional lighting and if the price does not decrease in the near future, our customers may not have a market for the material they produce with our ASF units, which would reduce the demand for our ASF units.

        In addition, our potential customers may have substantial investments and know-how related to their existing sapphire, LED and lighting technologies, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost-effectiveness of our sapphire equipment and sapphire material products compared to alternative products and technologies available in the market or that are currently under development. For example, companies are developing general lighting technologies that utilize silicon-based material (in lieu of sapphire) and assert that the production costs are significantly lower than the costs to produce sapphire-based lighting materials. If acceptance of sapphire material and sapphire-based LEDs, particularly in general illumination, do not increase significantly, opportunities to increase the sapphire equipment portion of our business and revenues would be limited.

        In addition, the price of sapphire-based LED material has recently experienced a marked drop due, in part, to the readily available supply of such material. If the price of LED material, which is driven, in large part due to the supply that is generally available, drops, we would expect that our materials and equipment business would be negatively impacted.

        Any of the foregoing factors could have an adverse impact on the growth of the sapphire portion of our business and the recoverability of our investment in Crystal Systems. Historically, the sapphire industry has experienced volatility in product demand and pricing. Changes in average selling prices of the sapphire material as a result of competitive pricing pressures, availability of material, increased sales discounts and new product introductions by competitors could have an adverse impact on our results of operations.

        In addition, the sapphire materials industry is characterized by rapid technological innovations, with improvements being made using several different crystal growth processes. If we are unable to improve our technology and equipment adequately, we will lose customers and our business would be adversely impacted.

The commercialization of our ASF systems may not be successful.

        We have recently entered into contracts to supply our ASF systems, began shipping ASF systems in May 2011 and have recently begun volume shipments of the ASF system which are now being installed in customer facilities. We have very limited experience installing and operating the ASF system in any customer facility, and failure of these systems to operate properly for any reason will prevent us from recognizing revenue, would likely result in claims against us for the return of deposits, would harm our reputation and our results of operations. Since we are new to this business, we may not be able to execute on our strategy to ship and install such systems for various reasons, including if we are unable to obtain the necessary components from third parties.

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

Production and sale of sapphire growth systems for producing LED materials is a new industry and we have limited operating history, which makes it difficult to evaluate the business prospects for this business segment.

        Because of our limited operating history it is difficult to evaluate our business and prospects. We delivered the first ASF systems in May 2011 and have recently begun volume shipments of the ASF system which are now being installed in customer facilities. Our sapphire equipment business presents the difficulties and expenses frequently encountered by those that are in the early stage of development, coupled with the risks and uncertainties encountered in new and evolving markets such as the market for sapphire growth technology. We may not be able to successfully address these challenges. If we fail to do so, we may incur losses and our business would be negatively impacted.

Risks Relating to Our Common Stock

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

        Future sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In addition, future equity financings could also result in dilution to our stockholders and new securities could have rights, preferences and privileges that are senior to those of our common shares.

        Our certificate of incorporation currently authorizes us to issue up to 500 million shares of common stock, and as of October 1, 2011, we had approximately 127 million shares of common stock outstanding. All of these shares are freely tradable, in the public market under a registration statement or an exemption under the securities laws. Moreover, as of October 1, 2011, 8.3 million shares of our common stock were issuable upon the exercise of outstanding vested and unvested options and upon vesting of restricted stock units.

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

  •
  changes in our strategy;

  •
  negative announcements regarding solar and sapphire industry participants, such as the bankruptcies of Evergreen Solar and Solyndra, as well as government investigations of Solyndra operations;

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

        During September 2010, UBS AG sold its Mandatorily Exchangeable Notes due 2013, or the exchangeable notes, pursuant to which UBS AG will deliver to holders of the exchangeable notes at maturity up to 17,500,000 shares of our common stock or the value of such shares in cash, or a combination of cash and shares, based on a formula linked to the price of our common stock. In connection with the issuance by UBS AG of its exchangeable notes, GT Solar Holdings, LLC (a former significant shareholder) sold an aggregate of 14,000,000 shares of our common stock to UBS Securities LLC, an affiliate of UBS AG. We understand that UBS AG and one or more of its affiliates have entered into and/or are expected to enter into hedging arrangements related to UBS AG's obligations under the exchangeable notes. This hedging activity will likely involve trading in our common stock or in other instruments, such as options or swaps, based upon our common stock, and may include sales of common stock acquired by an affiliate of UBS AG upon early exchange of exchangeable notes. This hedging activity could affect our stock price, including by depressing it. Also, the price of our common stock could be depressed by possible sales of our common stock by investors who view the exchangeable notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to occur involving our common stock by investors in the exchangeable notes. Our stock price could become more volatile and could be depressed by investors' anticipation of the potential distribution into the market of substantial additional amounts of our common stock at the maturity of the exchangeable notes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable

(c)
Stock Repurchases.

        The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the six months ended October 1, 2011:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 3, 2011 through May 7, 2011)	1,746	$10.39	—	—
Month #2 (May 8, 2011 through June 4, 2011)	42,716	$11.99	—	—
Month #3 (June 5, 2011 through July 2, 2011)	36,891	$16.12	—	—
Month #4 (July 3, 2011 through August 6, 2011)	1,102	$14.90	—	—
Month #5 (August 7, 2011 through September 3, 2011)	42,504	$11.84	—	—
Month #6 (September 4, 2011 through October 1, 2011)	1,103	$9.71	—	—

        We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the six months October 1, 2011; however, our employees surrendered, and we subsequently retired 126,062 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our equity incentive plans.

        Our credit facility imposes restrictions on our ability, and the ability of our subsidiaries, to pay cash dividends, subject to certain limited exceptions, and limitations on the amount of working capital that may be incurred by certain subsidiaries.

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    (Removed and Reserved)

Item 5.    Other Information

  None

Item 6.    Exhibits

        Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
1.1	Certificate of Ownership and Merger of GT Advanced Technologies Inc. into GT Solar International, Inc. dated August 1, 2011, Effective August 8, 2011	8-K	8/8/11	1.1
1.2	Amendment to Amended and Restated Bylaws of the Registrant	8-K	8/8/11	1.2
10.1	Amendment No. 2 to Credit Agreement dated June 29, 2011	8-K	7/6/11	10.1
10.2	GT Advanced Technologies Inc. 2011 Equity Incentive Plan	8-K	8/30/11	10.2
10.3	Settlement Agreement dated as of September 27, 2011	8-K	10/3/11	10.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.				X
101.INS	XBRL Instance Document*				X
101.SCH	XBRL Taxonomy Extension Schema Document*				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*				X

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*				X

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

GT ADVANCED TECHNOLOGIES INC.
	By:	/s/ THOMAS GUTIERREZ Thomas Gutierrez
Date: November 9, 2011		President and Chief Executive Officer
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor
Date: November 9, 2011		Vice President and Chief Financial Officer