Form 10-Q
period 2012-06-30
GT Advanced Technologies Inc.
filed 2012-08-07
CIK 1394954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission file number: 001-34133

GT Advanced Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	03-0606749 (I.R.S. Employer Identification No.)
20 Trafalgar Square Nashua, New Hampshire (Address of principal executive offices)	03063 (Zip Code)

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

        As of July 30, 2012, approximately 118,674,396 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

GT ADVANCED TECHNOLOGIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

GT Advanced Technologies Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$332,350	$350,903
Accounts receivable, net	41,375	65,676
Inventories	202,712	193,295
Deferred costs	67,468	91,740
Vendor advances	84,196	85,396
Deferred income taxes	15,372	13,857
Refundable income taxes	1,516	1,516
Prepaid expenses and other current assets	15,653	12,117

Total current assets	760,642	814,500
Property, plant and equipment, net	110,696	99,982
Other assets	17,335	20,306
Intangible assets, net	83,810	86,357
Deferred cost	4,138	9,293
Goodwill	102,152	102,152

Total assets	$1,078,773	$1,132,590

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$9,063	$3,750
Accounts payable	51,040	34,323
Accrued expenses	27,784	37,074
Contingent consideration	8,304	16,071
Customer deposits	274,230	334,098
Deferred revenue	133,594	165,149
Accrued income taxes	5,160	37,620

Total current liabilities	509,175	628,085
Long-term debt	135,937	71,250
Deferred income taxes	37,023	38,918
Deferred revenue	15,673	31,010
Contingent consideration	6,458	6,402
Other non-current liabilities	587	547
Accrued income taxes	25,202	24,824

Total liabilities	$730,055	$801,036
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 118,672 and 118,331 shares issued and outstanding as of June 30, 2012 and March 31, 2012, respectively	1,187	1,183
Additional paid-in capital	134,133	131,563
Accumulated other comprehensive loss	(354)	(187)
Retained earnings	213,752	198,995

Total stockholders' equity	348,718	331,554

Total liabilities and stockholders' equity	$1,078,773	$1,132,590

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011
Revenue	$167,252	$231,096
Cost of revenue	107,046	117,707

Gross profit	60,206	113,389
Operating expenses:
Research and development	13,939	11,272
Selling and marketing	3,827	6,153
General and administrative	15,288	16,208
Amortization of intangible assets	2,547	1,070

Total operating expenses	35,601	34,703

Income from operations	24,605	78,686
Other income (expense):
Interest income	6	91
Interest expense	(979)	(3,512)
Other, net	(485)	(77)

Income before income taxes	23,147	75,188
Provision for income taxes	8,390	23,119

Net Income	$14,757	$52,069

Net income per share:
Basic	$0.12	$0.41
Diluted	$0.12	$0.41
Weighted-average number of shares used in per share calculations:
Basic	118,444	125,927
Diluted	119,379	128,561

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011
Net Income	$14,757	$52,069

Other Comprehensive Income:
Change in fair value of cash flow hedging instruments, net of tax effect of $(63), and $(447), respectively	30	683
Foreign currency translation adjustment	(197)	201

Total other comprehensive income, net of tax	(167)	884

Comprehensive income	$14,590	$52,953

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$14,757	$52,069
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	2,547	1,070
Depreciation expense	3,158	1,635
Contingent consideration expense	(3,194)	680
Deferred income tax expense (benefit)	(4,498)	(9,744)
Provision for excess and obsolete inventory	1,356	1,264
Share-based compensation expense	4,103	3,120
Excess tax benefits from share-based awards	(22)	(2,196)
Amortization of deferred financing costs	238	2,214
Other adjustments, net	396	283
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	24,050	31,724
Inventories	(11,334)	(35,610)
Deferred costs	29,426	26,606
Vendor advances	(41)	(4,766)
Prepaid expenses and other assets	(3,547)	4,325
Accounts payable and accrued expenses	12,493	(35,276)
Customer deposits	(59,867)	119,110
Deferred revenue	(46,892)	(49,838)
Income taxes	(32,066)	32,600
Other, net	995	451

Net cash (used in) provided by operating activities	(67,942)	139,721
Cash flows from investing activities:
Purchases and deposits on property, plant and equipment	(14,811)	(8,854)

Net cash used in investing activities	(14,811)	(8,854)
Cash flows from financing activities:
Borrowings under credit facility	70,000	—
Principal payments under credit facility	—	(24,688)
Proceeds and related excess tax benefits from exercise of share-based awards	59	5,657
Payments of contingent consideration from business combinations	(4,475)	—
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(579)	(1,128)
Deferred financing costs	(600)	(102)
Other financing activities	(128)	—

Net cash provided by (used in) financing activities	64,277	(20,261)
Effect of foreign exchange rates on cash	(77)	36

(Decrease) increase in cash and cash equivalents	(18,553)	110,642
Cash and cash equivalents at beginning of period	350,903	362,749

Cash and cash equivalents at end of period	$332,350	$473,391

Supplemental cash flow information:
Cash paid for interest	$689	$1,100
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property, plant and equipment	$(5,755)	$607

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

1. Basis of Presentation

        These accompanying unaudited condensed consolidated financial statements of GT Advanced Technologies Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the Securities and Exchange Commission's ("SEC") instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K ("Annual Report") for the fiscal year ended March 31, 2012, filed with the SEC on May 25, 2012.

        The condensed consolidated balance sheet as of March 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Fiscal Year End Change

        On April 16, 2012, the board of directors of the Company voted to amend the Company's amended and restated by laws to provide that the Company's fiscal year will end on December 31 of each year. Prior to this amendment, the Company's by-laws had provided that fiscal years ended on the Saturday closest to March 31st of each year. As a result of this change to the fiscal year end, the Company will report a nine-month transition period consisting of the period from April 1, 2012 to December 31, 2012, and the 2013 fiscal year will begin on January 1, 2013 and end on December 31, 2013.

2. Significant Accounting Policies

        The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on May 25, 2012. There were no significant changes to the significant accounting policies during the three months ended June 30, 2012.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single statement of comprehensive income or in two separate but consecutive statements. The standard is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The amendments in this update are to be applied retrospectively. The Company adopted this standard effective with the quarter ended June 30, 2012. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

3. Recent Accounting Pronouncements (Continued)

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This amendment does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The Company adopted this standard effective with the quarter ended June 30, 2012. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

        The transaction has been accounted for as a business combination and is included in the Company's results of operations from August 24, 2011, the date of acquisition. The acquired business did not contribute material revenues from the acquisition date to June 30, 2012. The results of the acquired business are included in the Company's PV business reporting segment.

        As of June 30, 2012, the purchase price (including the estimated contingent consideration) and related allocations for the acquisition are preliminary. As a result of the preliminary purchase price allocation, the Company recognized approximately $17,346 of goodwill, which is primarily due to expected synergies between the Company's experience in equipment development and the acquired technology which is expected to drive new product development. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of Confluence Solar is as follows:

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

        The purchase consideration includes contingent consideration payable by the Company upon the attainment of a financial target, an operational target and technical targets at various dates through the period ending June 30, 2013. Specifically, the contingent consideration is based upon the achievement of (i) a certain revenue target during the period from September 1, 2011 through March 31, 2013, (ii) operational target related to the commissioning of a certain number of monocrystalline ingot pullers by August 31, 2012, (iii) demonstration of certain technical processes related to Czochralski growth processes by June 30, 2013 and (iv) achievement of technical acceptance and commercial delivery on volume orders of certain materials by September 30, 2012. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of the technical and operational targets. The undiscounted probable outcome that the Company initially used to value the contingent consideration arrangement was $15,000. During the three months ended June 30, 2012, the Company recorded contingent consideration expense related to this transaction of $69 as general and administrative expenses.

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

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Fair Value Measurements (Continued)

        The following table provides the assets and liabilities measured and reported at fair value on a recurring basis at June 30, 2012 and March 31, 2012:

	June 30, 2012
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Assets:
Forward foreign exchange contracts—assets	$16	$—	$16	$—
Liabilities:
Forward foreign exchange contracts—liabilities	$1,441	$—	$1,441	$—
Contingent consideration	$14,762	$—		$14,762

	March 31, 2012
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Assets:
Forward foreign exchange contracts—assets	$74	$—	$74	$—
Liabilities:
Forward foreign exchange contracts—liabilities	$637	$—	$637	$—
Contingent consideration	$22,473	$—	$—	$22,473

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

        The key assumptions as of June 30, 2012 related to the contingent consideration from the acquisition of Confluence Solar used in the model include: (i) discount rates of 3.57% for the purpose of discounting the expected cash flows; and (ii) probability factors related to the attainment of the financial target,

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Fair Value Measurements (Continued)

operational target and certain technical targets. The probabilities range from 67% to 99% with a weighted average probability of 75%. An increase or decrease in the probability of achievement of any target could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

        During the three months ended June 30, 2012, the Company settled its final contingent consideration obligations related to the acquisition of Crystal Systems based on achievement of the final operational target as of March 31, 2012.

        The Company recorded contingent consideration expense within general and administrative expense in the condensed consolidated statements of operations and amounts to a total of $155 and $680 for the three months ended June 30, 2012 and July 2, 2011, respectively, all of which was allocated to the corporate services reporting segment. The undiscounted outcome that the Company initially used to value the contingent consideration arrangement for the acquisition of Confluence Solar was $15,000. Changes in the fair value of the Company's Level 3 contingent consideration obligations during the three month periods ending June 30, 2012 and July 2, 2011, respectively, were as follows:

	Three Months Ended
	June 30, 2012	July 2, 2011
Fair value as of the beginning of the period	$22,473	$11,228
Acquisition date fair value of contingent consideration obligations related to acquisitions	—	—
Changes in the fair value of contingent consideration obligations	155	680
Payments of contingent consideration obligations	(7,866)	—

Fair value at the end of the period	$14,762	$11,908

        The carrying amounts reflected in the Company's condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities.

6. Goodwill and Other Intangible Assets

        The following table contains the change in the Company's goodwill during the three months ended June 30, 2012:

	Photovoltaic Business	Sapphire Business	Total
Balance as of March 31, 2012	$59,946	$42,206	$102,152
Adjustments to prior acquisitions	—	—	—

Balance as of June 30, 2012	$59,946	$42,206	$102,152

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

6. Goodwill and Other Intangible Assets (Continued)

        No impairment losses have been recorded on the Company's goodwill. Acquired intangible assets subject to amortization at June 30, 2012 and March 31, 2012 consisted of the following:

		June 30, 2012			March 31, 2012
	Weighted Average Amortization Period
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Photovoltaic & Polysilicon:
Customer relationships	5.4 years	$5,150	$4,470	$680	$5,150	$4,391	$759
Technology	9.4 years	74,200	13,641	60,559	74,200	11,986	62,214
Trade names / Trademarks	8.6 years	7,100	2,801	4,299	7,100	2,683	4,417
Supplier relationships	5.0 years	1,100	1,100	—	1,100	1,100	—

Subtotal:		87,550	22,012	65,538	87,550	20,160	67,390
Sapphire:
Customer relationships	6.0 years	$4,100	$1,309	$2,791	$4,100	$1,139	$2,961
Technology	10.0 years	17,300	3,316	13,984	17,300	2,883	14,417
Order backlog	1.2 years	500	496	4	500	483	17
Trade names	8.0 years	1,100	264	836	1,100	229	871
Non-compete agreements	5.8 years	1,000	343	657	1,000	299	701

Subtotal:		24,000	5,728	18,272	24,000	5,033	18,967

		$111,550	$27,740	$83,810	$111,550	$25,193	$86,357

        The weighted average remaining amortization periods for the (i) photovoltaic, polysilicon and (ii) sapphire intangibles were 7.43 years and 6.97 years, respectively, as of June 30, 2012. As of June 30, 2012, the estimated future amortization expense for the Company's intangible assets is as follows:

Fiscal Year Ending	Amortization Expense
2013 (remaining nine months)	$7,606
2014	10,137
2015	9,913
2016	9,770
2017	9,237
2018	8,970
Thereafter	28,177

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

7. Customer Concentrations

        The following customers comprised 10% or more of the Company's total accounts receivable or revenues as of or for the periods indicated:

	Three Months Ended				As of
	June 30, 2012		July 2, 2011		June 30, 2012		March 31, 2012
	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Photovoltaic Customers
Customer #1	*	*	$39,494	17%	*	*	*	*
Customer #2	*	*	$28,134	12%	*	*	*	*
Polysilicon Customers
Customer #3	$72,724	43%	*	*	$14,340	35%	$6,704	10%
Customer #4	42,884	26%	*	*	*	*	*	*
Customer #5	*	*	*	*	6,000	15%	*	*
Sapphire Customers
Customer #6	20,895	12%	*	*	*	*	20,084	31%
Customer #7	*	*	*	*	*	*	12,852	20%

*
Amounts from these customers were less than 10% of the total as of or for the respective period.

        The Company requires most of its customers to either post letters of credit or make advance payments of a portion of the selling price prior to delivery. Approximately $27,380 (or 66%) and $50,833 (or 77%) of total accounts receivable as of June 30, 2012 and March 31, 2012, respectively, were secured by letters of credit.

8. Derivative and Hedging Activities

        The Company enters into forward foreign currency exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months of entering into the contract. As of June 30, 2012, the Company had forward foreign currency exchange contracts with notional amounts of 34,438 Euros.

        The following table sets forth the balance sheet location and fair value of the Company's forward foreign currency exchange contracts at June 30, 2012 and March 31, 2012:

	Balance Sheet Location	June 30, 2012	March 31, 2012
Instruments Designated as Cash Flow Hedges
Forward foreign currency exchange contracts—assets	Other current assets	$16	$74
Forward foreign currency exchange contracts—liabilities	Accrued expenses	$655	$637

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Derivative and Hedging Activities (Continued)

	Balance Sheet Location	June 30, 2012	March 31, 2012
Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts—assets	Other current assets	$—	$—
Forward foreign currency exchange contracts—liabilities	Accrued expenses	$786	$—

        The following table sets forth the effect of the Company's forward foreign currency exchange contracts designated as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2012 and March 31, 2012:

Instruments Designated as Cash Flow Hedges

	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended
June 30, 2012	$1,853	Cost of revenue	$(1,347)	Other, net	$—
July 2, 2011	$(508)	Cost of revenue/ Research and Development	$(623)	Other, net	$—

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Three Months Ended
June 30, 2012	Other, net	$(599)
July 2, 2011	Other, net	$—

        During the three months ended June 30, 2012, a loss of $599 was reclassified into earnings as a result of the Company discontinuing cash flow hedging. Approximately $623 of accumulated loss, included in other comprehensive income, as of June 30, 2012 is expected to be reclassified into earnings over the next twelve months.

9. Inventories

        Inventories consisted of the following:

	June 30, 2012	March 31, 2012
Raw materials	$173,390	$165,725
Work-in-process	8,487	7,837
Finished goods	20,835	19,733

	$202,712	$193,295

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

10. Warranty

        The following table presents warranty activities:

	Three Months Ended
	June 30, 2012	July 2, 2011
Product warranty liability, beginning of the period	$6,225	$6,943
Accruals for new warranties issued	4,955	115
Payments under warranty	(2,420)	(1,529)

Product warranty liability, end of period	$8,760	$5,529

11. Income Taxes

        The Company accounts for income taxes at each interim period using its estimated annual effective tax rate which takes into account operations in the U.S. and in other tax jurisdictions. Any discrete tax adjustments are recorded in the specific quarter they arise.

        The Company's effective tax rate was 36.2% and 30.7% for the three months ended June 30, 2012 and July 2, 2011, respectively. The effective tax rate is higher in the three months ended June 30, 2012, principally due to proportionally lower expected levels of income in lower tax jurisdictions. As a result, more income is taxed in jurisdictions with higher tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income by jurisdiction; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

        A reconciliation of the change in unrecognized tax benefits for the three months ended June 30, 2012 is as follows:

Unrecognized tax benefits at March 31, 2012	$25,295
Increases related to current year tax positions	378
Increases related to prior year tax positions	846

Unrecognized tax benefits at June 30, 2012	$26,519

        The Company also recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. To date, the Company has recorded accruals for interest and penalties of $313 in the current fiscal year. Approximately $25,673 of the unrecognized tax benefits would affect the effective tax rate, if realized.

        The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to examination by federal, state, and foreign tax authorities. The Company's U.S. tax returns are currently in appeals for fiscal years ending March 31, 2007 and 2008 and the Company plans to vigorously defend all tax positions taken. The Company is also under examination by the Internal Revenue Service, or IRS for its fiscal years ending March 28, 2009 and April 3, 2010. In addition, the statute of limitations is open for all state and foreign jurisdictions. As of June 30, 2012, the Company has classified approximately $1,936 of unrecognized tax benefits as short-term. These unrecognized tax benefits

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Income Taxes (Continued)

relate to positions under appeals for the fiscal 2007 and fiscal 2008 tax years and positions under examination for the fiscal 2009 and fiscal 2010 tax years. During the three months ended June 30, 2012 and July 2, 2011, the Company paid $45,359 and $262 for estimated taxes, respectively.

12. Commitments and Contingencies

Purchase Commitments

        The Company's commitments to purchase raw materials, research and development and other services from various suppliers and vendors are estimated to be $393,950 and $418,198 as of June 30, 2012 and March 31, 2012, respectively. Substantially all of these commitments as of June 30, 2012 are due within the next twelve months.

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

Customer Indemnifications

        In certain cases, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of thirdparty intellectual property rights by the Company's products or services (and, in limited instances, the Company also indemnifies other third parties for certain potential damages). The Company generally seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services (or the price paid) subject to its indemnification obligations, but not all agreements contain such limitations on liability. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these indemnification provisions.

13. Long-Term Debt and Revolving Credit Facility

Bank of America Credit Agreement

        On January 31, 2012, the Company, its U.S. operating subsidiary (the "U.S. Borrower") and its Hong Kong subsidiary (the "Hong Kong Borrower") entered into a credit agreement (the "2012 Credit Agreement"), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (or "Bank of America") and the lenders from time to time party thereto. The 2012 Credit Agreement consists of a term loan facility (the "2012 Term Facility") provided to the U.S. Borrower in an aggregate principal amount of $75,000 with a final maturity date of January 30, 2016, a revolving credit facility (the "U.S. Revolving Credit Facility") available to the U.S. Borrower in an aggregate principal amount of $25,000 with a final maturity date of January 30, 2016 and a revolving credit facility (the "Hong Kong Revolving Credit Facility"; together with the U.S. Revolving Credit Facility, the "2012 Revolving Credit Facility"; and together with the 2012 Term Facility, the "2012 Credit Facilities") available to the Hong Kong Borrower in an aggregate principal amount of $150,000 with a final maturity date of January 30, 2016. The 2012 Credit Facilities are available in the form of base rate loans based on Bank of America's prime rate plus a margin

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

13. Long-Term Debt and Revolving Credit Facility (Continued)

of 2.00% or Eurodollar rate loans based on LIBOR plus a margin of 3.00%. The 2012 Term Facility amortizes in equal quarterly amounts which in the aggregate equal 5% of the original principal amount of the 2012 Term Facility in each of years 1 and 2 of the loan and 10% of the original principal amount of the 2012 Term Facility in each of years 3 and year 4 of the loan, with the balance payable on January 30, 2016. The 2012 Credit Facilities are subject to mandatory prepayment in the event that the Company has excess cash flow or receives cash proceeds from any asset sale, casualty event or issuance of indebtedness not otherwise permitted under the Credit Agreement during any fiscal year, subject to certain thresholds and other exceptions. The 2012 Credit Facilities also requires the Company to comply with certain covenants, including financial ratio covenants (as described further below). Proceeds of the 2012 Term Facility and 2012 Revolving Credit Facility are available for use by the Company and certain of its subsidiaries for general corporate purposes. The full amount of the 2012 Term Facility was drawn by the U.S. Borrower on January 31, 2012 and no amounts have been drawn on the 2012 Revolving Credit Facility as of such date. The Company will use the 2012 Revolving Credit Facility in connection with the issuance of letters of credit up to the aggregate principal amount of the 2012 Revolving Credit Facility or for other purposes as permitted under the 2012 Revolving Credit Facility.

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

        On various dates between June 15, 2012 and June 25, 2012, the Company, the U.S. Borrower and the Hong Kong Borrower requested and received approval for increases in the term loan for the U.S. Borrower in an aggregate amount equal to $70,000 (the "Incremental Term Loans") pursuant to the 2012 Credit Agreement.

        The Incremental Term Loans were entered into pursuant to a joinder to the 2012 Credit Agreement and two supplements to the joinder between the Company, the U.S. Borrower, the Hong Kong Borrower, the lenders and Bank of America, as administrative agent.

        As a result of the Incremental Term Loans, the aggregate term loan under the Credit Agreement was increased from $75,000 to $145,000, all of which was borrowed by the U.S. Borrower.

        All of the material terms and conditions related to the Incremental Term Loans were identical to the terms and conditions that apply to the 2012 Term Facility, including the final maturity date of January 30, 2016 and the interest rate, which in each case is equal to, at the option of the U.S. Borrower, Bank of America's prime rate plus a margin of 2.00% or LIBOR plus a margin of 3.00%. The Incremental Term Loans amortize over the same period, and in proportional amounts, as the 2012 Term Facility, commencing with the first amortization payment under both term facilities in June 2012.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

13. Long-Term Debt and Revolving Credit Facility (Continued)

        Over the next four fiscal years, the Company will be required to repay the following principal amounts under the 2012 Term Facility:

Fiscal Year Ending	Principal Payments
2013 (remaining nine months)	$7,250
2014	7,250
2015	14,500
2016	116,000

Total	$145,000

        The Company may, at its option, prepay borrowings under the 2012 Credit Agreement (in whole or in part), at anytime without penalty subject to conditions set forth in the 2012 Credit Facility. The Company is required to make mandatory prepayments:

  •
  of the lesser of (i) 25,000 or (ii) 50% of excess cash flow (as defined in the 2012 Credit Agreement) in any fiscal period or fiscal year subsequent to March 31, 2012 (as reduced by voluntary repayments of the Term Facility), subject to certain exceptions;

  •
  100% of the net cash proceeds (as defined in the 2012 Credit Agreement) of all asset sales or other dispositions of property by the Company and its subsidiaries in excess of $5,000, subject to certain exceptions;

  •
  100% of the net cash proceeds (as defined in the 2012 Credit Agreement) of extraordinary receipts by the Company and its subsidiaries in excess of $5,000, subject to certain exceptions; and

  •
  100% of the net cash proceeds (as defined in the 2012 Credit Agreement) from non-permitted indebtedness by the Company, subject to certain exceptions.

        The 2012 Credit Agreement imposes certain financial covenants on the Company and its subsidiaries, including, (i) minimum ratio of consolidated adjusted EBITDA (as defined in the 2012 Credit Agreement) to consolidated interest charges (as defined in the 2012 Credit Agreement) of 3.50 to 1.00 at the end of any period of four consecutive fiscal quarters and (ii) maximum leverage ratio (as defined in the Credit Agreement) of 2.0 to 1.0 at the end of any period of four consecutive fiscal quarters.

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

        Interest expense related to 2012 Term Facility and 2012 Revolving Credit Facility was $986 for the three months ended June 30, 2012, which includes amortization of debt fees related to the 2012 Credit Facilities, as well as the associated commitment fees. The carrying value of the amounts drawn under the 2012 Term Facility (and the Interim Term Loans) and the associated accrued interest total $145,298 as of June 30, 2012. The outstanding principal and accrued interest on the 2012 Term Facility (and the Interim Term Loans) approximate its fair value. Interest capitalized on construction-in-process contracts for the three months ended June 30, 2012 was not material. The balance of deferred financing costs at June 30, 2012 was $3,693 and is included in other assets on the consolidated balance sheet.

        Through June 30, 2012, the Company used amounts available under the 2012 Revolving Facilities in connection with standby letters of credit related to customer deposits. As of June 30, 2012, the Company had $99,012 of outstanding letters of credit pursuant to the 2012 Revolving Facilities resulting in $75,988 of available credit under the 2012 Revolving Facilities. The Credit Agreement allows the Company to cash collateralize letters of credit up to an amount of $35,000 to the extent that outstanding standby letters of credit exceed the amount of our collective 2012 Revolving Credit Facility in the U.S. and Hong Kong.

14. Share-Based Compensation

        The Company recorded $4,103 and $3,120 of expense related to share-based compensation during the three months ended June 30, 2012 and July 2, 2011, respectively. Share-based compensation cost capitalized as part of inventory was not material for all periods presented.

        During the three months ended June 30, 2012, no option awards were granted to executives or employees of the Company.

        During the three months ended June 30, 2012, the Company granted restricted stock units to certain executives, employees and directors of the Company for 2,101 shares of the Company's common stock. Restricted stock units provide for the holder to receive shares of the Company's common stock at the time such units vest or restrictions on such units lapse in accordance with the terms of the restricted stock unit agreement. The total fair value of the restricted stock units, which was based on the fair value of the Company's common stock on the date of grant, was $9,818 or $4.67 on a weighted average per share basis.

        During the three months ended June 30, 2012, the Company granted to certain executives 808 performance-based restricted stock units. The total fair value of these restricted stock units, which was based on the fair value of the Company's common stock on the date of grant, was $3,634, or $4.50 on a weighted average per share basis.

        As of June 30, 2012, the Company had unamortized share-based compensation expense related to stock options, restricted stock unit awards and performance-based restricted stock unit awards of approximately $38,563 after estimated forfeitures. The remaining unamortized share-based compensation expense related to stock options, restricted stock unit awards and performance-based restricted stock unit awards will be recognized over an estimated weighted average remaining requisite service period of 2.51 years.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

15. Stockholders' Equity

        The following table presents the changes in stockholders' equity for the three months ended June 30, 2012:

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Par Value
Balance as of March 31, 2012	118,331	$1,183	$131,563	$198,995	$(187)	$331,554
Net income	—	—	—	14,757	—	14,757
Other comprehensive income (loss):
Cash flow hedge of foreign exchange, net	—	—	—	—	30	30
Foreign currency translation adjustment	—	—	—	—	(197)	(197)
Option exercises and vesting of restricted stock units	474	5	34	—	—	39
Share-based compensation expense	—	—	4,122	—	—	4,122
Excess tax benefit from share-based award activity	—	—	(1,008)	—	—	(1,008)
Minimum tax withholding payments for employee share-based awards	(133)	(1)	(578)	—	—	(579)

Balance as of June 30, 2012	118,672	$1,187	$134,133	$213,752	$(354)	$348,718

16. Earnings Per Share

        The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended
	June 30, 2012	July 2, 2011
Weighted average common shares—basic	118,444	125,927
Dilutive common stock options and restricted stock unit awards	935	2,634

Weighted average common and common equivalent shares—diluted	119,379	128,561

        Potential common stock equivalents excluded from the calculation of dilutive earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended
	June 30, 2012	July 2, 2011
Weighted average restricted stock units and common stock options having no dilutive effect	4,444	588

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

        The PV business manufactures and sells directional solidification, ("DSS"), crystallization furnaces and ancillary equipment used to cast crystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells. On August 24, 2011, the Company acquired 100% of the outstanding shares of common stock of privately-held Confluence Solar. Confluence Solar is the developer of HiCz™, a continuously-fed Czochralski growth technology, that is designed to enable the production of high efficiency monocrystalline solar ingots. The Company has not yet commercialized the HiCz™ monocrystalline equipment, it does, however, expect to continue to sell HiCz™ monocrystalline material, manufactured at its pilot production plant in Hazelwood, Missouri, into select markets. The results of the acquired business are included in the Company's PV business reporting segment.

        The polysilicon business manufactures and sells Silicon Deposition Reactors (SDR™) and related equipment used to produce polysilicon, the key raw material used in silicon-based solar wafers and cells, while also providing engineering services and related equipment. In addition, the polysilicon business sells hydrochlorination technology and equipment which is utilized to convert silicon tetrachloride into trichlorosilane (TCS), which is used as seed material in the manufacture of high purity silicon. Hydrochlorination technology is designed to improve the efficiency and lowers the costs of polysilicon production.

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

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

17. Segment Information (Continued)

        Financial information for the Company's reportable segments is as follows:

	Photovoltaic Business	Polysilicon Business	Sapphire Business	Corporate Services	Total
Three months ended June 30, 2012
Revenue	$9,426	$121,520	$36,306	$—	$167,252
Gross profit	1,148	47,835	11,223	—	60,206
Depreciation and amortization	2,091	163	2,050	1,401	5,705
Income (loss) from operations	(11,134)	44,565	4,420	(13,246)	24,605
Three months ended July 2, 2011
Revenue	$198,628	$23,885	$8,583	$—	$231,096
Gross profit	102,504	9,761	1,124	—	113,389
Depreciation and amortization	412	166	1,552	575	2,705
Income (loss) from operations	92,803	4,605	(3,971)	(14,751)	78,686

        The following table presents revenue by geographic region, which is based on the destination of the shipments:

	Three Months Ended
	June 30, 2012	July 2, 2011
China	$36,108	$171,184
Korea	43,597	22,888
Other Asia	83,931	31,860
Europe	513	784
United States	2,414	3,809
Other	689	571

Total	$167,252	$231,096

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Concerning Forward-Looking Statements

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

  •
  the HiCz™ equipment offering will be commercially available during calendar 2013;

  •
  the HiCz™ equipment offering is expected to increase cell efficiencies and enable customers to produce high performance monocrystalline silicon ingots at lower costs;

  •
  the HiCz™ equipment offering is expected to lower the cost of monocrystalline ingot technology and produce high efficiency monocrystalline solar ingots, both of which are expected to make it more competitive with wafers produced using the traditional batch Cz technology;

  •
  our goal to lower the cost of producing high quality polysilicon for our customers by providing more efficient plant designs and increasing the throughput and efficiency of SDR reactors;

  •
  expected synergies between the Company's experience in equipment development and the Confluence Solar acquired technology is expected to drive new product development;

  •
  positioned to successfully compete for future market demand in polysilicon and expectations regarding the ability to deliver polysilicon equipment with greater efficiencies and performance;

  •
  sapphire manufacturing trends;

  •
  sales to customers in Asia will continue to be a significant portion of total sales over the next several years;

  •
  expectation that polysilicon margins in subsequent periods to increase if and when final payments are received on certain polysilicon contracts for which polysilicon equipment and services have been delivered;

  •
  timing of delivery of our equipment products;

  •
  expectation that our customers will substantially perform on their contracts;

  •
  oversupply or decreased demand in the end-markets served by our equipment customers will have an adverse impact on our business (and may require we sell equipment at prices below our historical price) and that these conditions will continue into early calendar 2013;

  •
  timing and amount of accumulated loss that is expected to be reclassified into earnings over the next twelve months;

  •
  the Company expects to make acquisitions of businesses or technologies (or make investments in businesses or technologies) that will result in the diversification of our business (but intends to continue principally as an equipment supplier) and the impact of such diversification;

  •
  likelihood of customers going to other equipment suppliers is increasing;

  •
  the market demand for multicrystalline PV products will not return to previous levels and will remain limited

  •
  potential future uses and demand for multicrystalline PV based on technology advancements in solar wafers;

  •
  dependence on a limited number of customers will continue for the foreseeable future;

  •
  anticipated future decreased demand (and selling price) for DSS multicrystalline furnaces and the reasons therefore (including the transition to newer PV technologies);

  •
  we expect to grow our business;

  •
  acquisition of Confluence Solar is intended to expand PV product portfolio and expand business into more advanced crystal growth technology;

  •
  we expect to increase product portfolio and increase revenue as a result of more product offerings;

  •
  DSS MonoCast™ product and the HiCz™ equipment product are both expected to improve ingot performance compared to multicrystalline silicon materials (and HiCz™ will, over an extended period of time, supersede the DSS MonoCast™ product);

  •
  expectation to recognize revenue from sales to customers in Asia and Europe in the future;

  •
  Company expects to continue to increase presence in China;

  •
  purchasers of ASF systems will use the systems principally for LED and LED-related purposes (including lighting);

  •
  potential new markets for sapphire material (and the opportunity these markets represent for sapphire equipment);

  •
  UBS is expected to enter into hedging arrangements in connection with their mandatorily exchangeable notes (and the impact on our stock price);

  •
  Company does not anticipate paying dividends in the foreseeable future;

  •
  Company will continue to sell sapphire and HiCz material into selected markets from its pilot facilities in Massachusetts and Missouri;

  •
  price for sapphire material will remain low for the short-term;

  •
  information identified under the heading "Factors Affecting the Results of Our Operations;"

  •
  information identified under the heading "Risk Factors;"

  •
  margins for DSS multicrystalline furnaces may decrease (and the reasons for such decrease);

  •
  continued investment in new products and increased rate of R&D spending;

  •
  total capital expenditures in the fiscal year ending March 30, 2013 (and the uses thereof);

  •
  future uses for amounts available under the credit facility with Banks of America N.A. and the other lenders;

  •
  we will have sufficient cash to satisfy working capital requirements for foreseeable future;

  •
  adoption of accounting pronouncements and the impact on the Company;

  •
  expectation that demand for our products will continue to remain limited for the short-term amongst our customers in China;

  •
  expect a large percentage of future revenue will be derived from customers outside the U.S.;

  •
  resolution of the derivative lawsuit against the Company (and other routine legal proceedings and claims) will not have a material effect on the financial statements; and

  •
  material amounts not expected to be paid by Company under indemnification provisions.

These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, factors discussed in Part II, Item 1A "Risk Factors" and included elsewhere in this Quarterly Report on Form 10-Q.

        Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q (or other date as specified in this Quarterly Report on Form 10-Q) or, as of the date given if provided in another filing with the SEC. We undertake no obligation, and disclaim any obligation, to publicly update or review any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Polysilicon Business

        Our polysilicon business manufactures and sells silicon deposition reactors, or SDR, used to react gases at high temperatures to produce polysilicon, the key raw material used in silicon-based solar wafers and cells, while also offering engineering services and related equipment. In addition, the polysilicon business sells hydrochlorination technology and equipment which is utilized to convert silicon tetrachloride into trichlorosilane (TCS), which is used as seed material in the manufacture of high purity silicon. Hydrochlorination technology is designed to improve the efficiency and lowers the costs of polysilicon production.

Photovoltaic Business

        Our PV business manufactures and sells directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast crystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells.

        During fiscal year 2012, we made two advances in our PV segment. First, in January 2012, we announced the commercial availability of our new DSS MonoCast™ growth technology. This technology is designed to generate silicon ingots with greater efficiencies than the silicon ingots developed with multicrystalline growth equipment. In addition, we are currently developing an equipment offering based on the continuously-fed Czochralski (HiCz™) growth technology. While both our MonoCast™ equipment offering and our HiCz™ efforts are targeted at improving the ingot performance compared to that of multicrystalline silicon materials, we expect that, over an extended period of time, HiCz™ will ultimately supersede our MonoCast™ offerings. We have not yet commercialized the HiCz™ monocrystalline equipment, we do, however, expect to continue to sell HiCz™ monocrystalline material, manufactured at our pilot production plant in Hazelwood, Missouri, into select markets.

Sapphire Business

        Our sapphire business manufactures and sells sapphire material and equipment. Our sapphire material is manufactured using our advanced sapphire crystal growth furnace, or ASF, that incorporates the Heat Exchanger Method, or HEM, technology. During fiscal year 2012 we began shipping and commissioning ASF systems for our customers and began recognizing revenue on these systems during the latter part of the fiscal year. In addition to selling ASF systems, we intend to continue production and sale of sapphire materials in selected specialty markets.

Change in Fiscal Year End

        On April 16, 2012, we further amended our amended and restated by-laws to provide that our fiscal year will end on December 31 of each year. Prior to this amendment, our by-laws had provided that our fiscal year ended on the Saturday closest to March 31st of each year. As a result of this change to our fiscal year end, we will report a nine-month transition period consisting of the period from April 1, 2012 to December 31, 2012, and our 2013 fiscal year will begin on January 1, 2013 and end on December 31, 2013.

Factors Affecting the Results of Our Operations

        The following are some of the factors that we expect will affect our future results of operations:

  •
  Demand for our polysilicon and PV products and services are driven by end-user demand for solar power and demand for our sapphire products are driven by end-user demand for sapphire material, LED-quality material in particular.

  •
  In each of our three business segments, the end-user demand for the output of our equipment has either declined substantially or increased supply has surpassed demand. In order to decrease inventories, we believe that companies selling polysilicon, solar cells and wafers and sapphire material, including some of our customers, have had to sell at prices that provide little or no margin and, in some cases, some suppliers may continue to build inventory. We expect that these circumstances will continue through the remainder of calendar year 2012 and into early calendar year 2013. As a result, much of our business for the remainder of calendar year 2012 will result from filling orders in our backlog and we do not expect, during this time, that our backlog will increase in a material amount during the same period.

  •
  The limited demand for our products or the excess capacity in the end markets our equipment customers serve, due to market conditions among other factors, is exacerbated by trade tensions between China and the U.S. On May 17, 2012, the U.S. Department of Commerce announced its preliminary determination that China had violated fair trade policies by "dumping" into the U.S. certain solar products at prices that were intended to advantage Chinese manufacturers. In connection with this ruling, certain Chinese solar cell and wafer manufacturers (including some of our equipment customers) had preliminary duties levied against them of approximately 31%. The Chinese government responded by saying the preliminary determination was deliberately provoking trade friction between the two nations. In July 2012, the Chinese Ministry of Commerce opened investigations on imports of solar-grade polysilicon from the U.S. and South Korea, that may result in trade duties on polysilicon imports from the U.S. and South Korean polysilicon manufacturers. Retaliatory tariffs and trade tensions with China and the U.S. (as well as South Korea, where some of our equipment customers are located) would have a material adverse impact on our business since we sell into China and our equipment customers sell end products into the U.S. In addition, solar companies based in the European Union have filed a complaint with the E.U. accusing Chinese competitors of unfair trade practices and seeking anti-dumping and countervailing duty relief. This could harm our business since many of our Chinese customers sell into the E.U. However, this risk may be mitigated to some extent if manufacturing of solar wafers and cells shifted from China to Europe as there may be increased demand in Europe for polysilicon and PV equipment that cannot be satisfied from China at comparable prices.

  •
  Changes in the global capital markets have resulted in a more stringent lending environment which in turn has caused decreased spending within the industries we serve. We believe the negative impact of a more stringent lending environment has resulted in decreased demand for all of our products. The international commercial lending environment has not stabilized and if the availability of capital or credit remains constrained (including in China) or if capital or credit were to become even more limited, we expect that our results of operations, would continue to be negatively impacted.

  •
  The sovereign debt crisis in Europe has led to economic instability, depreciation of the euro, fiscal austerity, reduction in government support for certain programs (including solar incentives) and slowing growth in the entire region. While we have very limited sales to customers in Europe, a portion of the end-users of solar power and LED materials are located in Europe, and as a result, our equipment customers have been negatively impacted by the sovereign debt crisis. We expect that this crisis will cause further decrease in demand for our polysilicon, sapphire and PV equipment offerings. In addition, there is increasing evidence that this economic instability is impacting other regions as well, including China, and will directly impact our equipment customers.

  •
  Margins on our PV equipment, particularly our DSS multicrystalline furnaces, decreased significantly during the quarter ended June 30, 2012. We expect that the average selling prices for this equipment will continue to remain low as we transition focus of our PV sales to our monocrystalline (MonoCast™) and HiCz™ furnaces over the next twenty-four to thirty-six months. In addition, we have a significant amount of contracts in our backlog related to the DSS multicrystalline furnace. Customers may request that we renegotiate terms of existing contracts to obtain lower prices or request that (in lieu of the equipment they ordered) they receive newer technology that we have developed, such negotiations may result in reduced prices and reduction in the number of units to be delivered and a change in other terms, which may have an impact on our results of operations and our order backlog. As margins are tightening in the solar wafer and cell industry, PV companies may require these types of changes to their production equipment contracts in order to maintain operations. If, however, there are continued advancements in the development of thin-wafer solar cells, and the price of polysilicon were to remain low, there may be continued demand for multicrystalline material (and consequently multicrystalline production equipment) because the greater efficiencies of thin-wafer materials and the lower cost of producing multicrystalline material.

  •
  There is an excess of polysilicon manufacturing capacity and the market price for polysilicon has significantly declined. As a result, we expect that there will be a greater focus on reducing production costs among polysilicon manufacturers, including substantial pressure by our customers to lower the cost of equipment or they may delay or cancel their purchases of polysilicon production equipment, as well as consolidation in the industry. We believe we are well positioned to capture a portion of the future demand for polysilicon equipment among the more limited number of manufacturers by delivering equipment with higher throughput and lower power consumption, leading to greater efficiencies. However, the timing of any future purchases is uncertain and it may be a significant amount of time before we see the benefits of any purchases of equipment, if at all.

  •
  Some of our PV customers have lowered capacity utilization rates and delayed or terminated expansion projects as they respond to weaker end market demand. We do not expect that the market demand for multicrystalline PV products will return to previous levels, and it may remain very limited (particularly as a result of improvements in monocrystalline growth technologies). In an effort to respond to anticipated future demand for more efficient PV cells and wafers, we recently commercially launched our DSS MonoCast™ growth technology and expect to launch our HiCz™ equipment offering in 2013. However, we may not recognize substantial revenues from these products for several quarters, if at all, and they may not generate revenue in amounts previously recognized through DSS multicrystalline furnace sales.

  •
  Demand for PV on-grid applications (and, in turn, our PV equipment) has historically been dependent in part on the availability and size of government subsidies and incentives. We believe that governments are moving more aggressively to reduce all forms of governmental assistance to the solar industry and we expect that governmental subsidies, feed-in tariffs and similar supports will be eliminated in their entirety in the near future. It is difficult to determine the impact that a changing incentive program has on solar module demand and our customers' ability to sell solar modules in a particular geographic market, particularly Europe. We believe decreasing costs within the solar value chain will reduce, in part, the effect of tariffs on the investment returns for solar projects. The reduction in government incentive programs, however, creates uncertainty for the solar industry.

  •
  The price for sapphire material has recently experienced significant decreases. We expect that current decreased prices will continue for the short-term. Consequently, we anticipate that demand for our ASF systems will also remain lower than in previous quarters. Further, customers may request delivery of ASF systems be delayed until the price of sapphire recovers which would delay the timing of which amounts attributable to ASF systems roll-off of backlog and into revenue and the timing on which we enter into new contracts to sell ASF systems. Additionally, we may receive requests to cancel deliveries, which would reduce our backlog.

  •
  In the past, one of the expected future drivers of demand for sapphire was expected to be, in large part, the increased use of sapphire materials in general illumination. To this point, that broad adoption of LED in lighting is slower than expected. As a result, the future demand for ASF systems attributable to this market are not expected to increase markedly in the immediate future. However, the use of sapphire in industrial applications and consumer electronics has been under consideration by several companies and, if adopted, could lead to new market opportunities for the ASF system. While the use of sapphire in these applications is still in the very early stages, it represents a significant potential market and may result in increased demand for sapphire manufacturing equipment.

  •
  Our business plan is focused on growing and diversifying our product and technology offerings including into markets or industries that are unrelated to those markets we currently serve. We are, however, an equipment company and we currently expect that future acquisitions, investments or development arrangements will be for the purpose of accessing technologies that will enable us to provide industrial equipment to our customers. If we are successful in developing, investing in or acquiring technologies or companies from third parties, our company may be viewed by the market in the future as other than a solar and sapphire company and our stock may be valued differently than is currently the case depending on what markets we serve in the future.

  •
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

        The transaction has been accounted for as a business combination and is included in our results of operations beginning on August 24, 2011, the date of acquisition. The acquired business did not contribute material revenues for the period from August 24, 2011 to June 30, 2012. The results of the acquired business are included in our PV business segment.

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

        If a customer fails to perform its outstanding contractual obligations on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages. During the three months ended June 30, 2012, we terminated or modified contracts resulting in a $32.0 million reduction in our order backlog (99% of the reduction was attributable to one contract). During the fiscal year ended March 31, 2012, we terminated or modified contracts resulting in a $135.9 million reduction in our order backlog (74% of the reduction was attributable to six contracts). During the three months ended June 30, 2012, we recorded revenues of $5.6 million from terminated contracts and during the fiscal year ended March 31, 2012, we recorded revenues of $35.5 million from terminated contracts.

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

        The table below sets forth our order backlog as of June 30, 2012 and March 31, 2012:

	June 30, 2012		March 31, 2012
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$138	8%	$138	8%
Polysilicon business	759	48%	880	49%
Sapphire business	697	44%	761	43%

Total	$1,594	100%	$1,779	100%

        Our order backlog totaled $1.6 billion as of June 30, 2012. Our order backlog attributable to our PV, polysilicon and sapphire businesses as of June 30, 2012, included deferred revenue of $149.3 million, of which $2.9 million related to our PV business, $139.9 million related to our polysilicon business and $6.5 million related to our sapphire business. Cash received in deposits related to our order backlog where deliveries have not yet occurred was $272.2 million as of June 30, 2012.

        As of June 30, 2012, our order backlog consisted of contracts with 14 PV customers, contracts with 16 polysilicon customers, and contracts with several sapphire customers. Our order backlog as of June 30, 2012, included $430.5 million and $347.8 million attributed to two different customers, each of which individually represents 27% and 22%, respectively, of our order backlog.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the three months ended June 30, 2012 and July 2, 2011:

	Three Months Ended
	June 30, 2012	July 2, 2011
Statements of Operations Data:*
Revenue	100%	100%
Cost of revenue	64	51

Gross profit	36	49
Research and development	8	5
Selling and marketing	2	3
General and administrative	9	7
Amortization of intangible assets	2	—

Income from operations	15	34
Interest income	—	—
Interest expense	(1)	(1)
Other income (expense), net	—	—

Income before income taxes	14	33
Provision for income taxes	5	10

Net income	9%	23%

*
Percentages subject to rounding.

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

        Revenue.    The following table sets forth total revenue for the three months ended June 30, 2012 and July 2, 2011:

	Three Months Ended
Business Category	June 30, 2012	July 2, 2011	Change	% Change
	(dollars in thousands)
Photovoltaic business	$9,426	$198,628	$(189,202)
Polysilicon business	121,520	23,885	97,635
Sapphire business	36,306	8,583	27,723

Total revenue	$167,252	$231,096	$(63,844)	(28)%

        Revenue from our PV business decreased 95% to $9.4 million for the three months ended June 30, 2012 as compared to $198.6 million for the three months ended July 2, 2011. The decrease is primarily due to decreased demand for our DSS products from solar manufacturers, a trend that began in fiscal year 2012. Our PV business is subject to fluctuations in demand for our PV products, particularly our DSS furnace.

        Revenue from our polysilicon business increased by $97.6 million to $121.5 million for the three months ended June 30, 2012 as compared to $23.9 million for the three months ended July 2, 2011. This increase was driven primarily by revenue recognized on one customer contract comprised of SDR reactors, hydrochlorination equipment and product processing equipment. Polysilicon revenue may fluctuate significantly from period to period due to the timing of shipments and the length of time it takes to complete our obligations under the contracts. As a result of this variability, our polysilicon business tends to have a higher level of deferred revenue than our other business segments. Approximately 94% and 80% of our deferred revenue balances at June 30, 2012 and July 2, 2011, respectively, relate to our polysilicon business.

        Included in our backlog are certain polysilicon contracts that grant contractual rights which require revenue to be recognized ratably over the contract period. Revenue recognition from these contracts commences when all other elements have been delivered and other contract criteria have been met. During the three months ended June 30, 2012 and July 2, 2011, we recognized revenue on a ratable basis from six of these contracts of $42.6 million and $20.9 million, respectively. As of June 30, 2012, our deferred revenue balance included $86.2 million related to these contracts.

        Our sapphire business revenue during the three months ended June 30, 2012 is attributable to the sale of sapphire equipment and material used mostly, we believe, in sapphire-based LED applications and other specialty markets. Revenue from our sapphire business was $36.3 million for the three months ended June 30, 2012, as compared to $8.6 million for the three months ended July 2, 2011. The increase in revenue for our sapphire business is primarily related to the commercialization of our ASF systems, for which we did not begin recognizing revenue until the third quarter of fiscal 2012. As such, there are no amounts related the sale of our ASF systems included in revenue for the three months ended July 2, 2011.

        A substantial percentage of our revenue results from sales to a small number of customers. Three of our customers accounted for 82% of our revenue for the three months ended June 30, 2012 and two customers accounted for 29% of our revenue for the three months ended July 2, 2011. No other customer accounted for more than 10% of our revenue during the respective periods.

        Gross Profit and Gross Margins.    The following tables set forth gross profit and gross margin for the three months ended June 30, 2012 and July 2, 2011.

	Three Months Ended
	June 30, 2012	July 2, 2011	Change	% Change
	(dollars in thousands)
Gross profit
Photovoltaic business	$1,148	$102,504	$(101,356)
Polysilicon business	47,835	9,761	38,074
Sapphire business	11,223	1,124	10,099

Total	$60,206	$113,389	$(53,183)	(47)%

	Three Months Ended
	June 30, 2012	July 2, 2011
Gross margins
Photovoltaic business	12%	52%
Polysilicon business	39%	41%
Sapphire business	31%	13%
Overall	36%	49%

        Overall gross profit as a percentage of revenue, or gross margin, decreased for the three months ended June 30, 2012 to 36% from 49% for the three months ended July 2, 2011. The changes in gross margins primarily relate to our PV business and is further discussed below.

        Our gross margins in our PV, polysilicon and sapphire businesses tend to vary depending on the volume, pricing and timing of revenue recognition.

        Our PV gross margins for the three months ended June 30, 2012 were 12%, as compared to 52% for the three months ended July 2, 2011. The decrease for the three months ended June 30, 2012 was due primarily to a decrease in the average selling price and number of DSS units shipped as compared to the three months ended July 2, 2011.

        Our polysilicon gross margins for the three months ended June 30, 2012 were 39%, as compared to 41% for the three months ended July 2, 2011. The decrease in polysilicon gross margins for the three months ended June 30, 2012 was primarily due to the timing of revenue on the final portion of the value of certain polysilicon contracts, which are tied to performance payments earned if and when certain operating metrics are achieved. Such payments would be recognized in a period subsequent to the quarter ended June 30, 2012, but all expenses for such equipment were recognized. We expect polysilicon margins in subsequent periods to increase if and when such performance payments are earned as we will have received the final portion of the contract value with no corresponding cost during the subsequent period.

        Our sapphire business gross margins were 31% for the three months ended June 30, 2012, as compared to 13% for the three months ended July 2, 2011. The increase in gross margin for the sapphire business during the three months ended June 30, 2012 is primarily related to the commercialization of our ASF systems. During the three months ended December 31, 2012, we recorded, for the first time, revenues in connection with the sale of our sapphire equipment (and continued to recognize such equipment revenue in the three months ended June 30, 2012), and as such, there is no comparable ASF systems revenue for the three months ended July 2, 2011. Margins on the sale of our sapphire equipment are higher than our historical sapphire margins (which are attributable solely to sapphire material production and sales). Revenue recognized in connection with contract terminations for our sapphire business was $5.6 million for the three months ended June 30, 2012. This revenue was recognized with no corresponding direct costs and increased margins for our sapphire business by approximately 13%. This increase was offset partially by reduced production at our pilot production facility in Salem, Massachusetts. During the three months ended June 30, 2012, the majority of this facility was used for research and development activities. This increase was also partially offset by a decrease in the market price of sapphire, resulting in a decrease of the average selling price of our sapphire materials as compared to the same period in the prior year.

        Operating Expenses.    The following table sets forth total operating expenses for the three months ended June 30, 2012 and July 2, 2011:

	Three Months Ended
	June 30, 2012	July 2, 2011	Change	% Change
	(dollars in thousands)
Operating Expenses
Research and development	$13,939	$11,272	$2,667	24%
Selling and marketing	3,827	6,153	(2,326)	(38)%
General and administrative	15,288	16,208	(920)	(6)%
Amortization of intangible assets	2,547	1,070	1,477	138%

Total	$35,601	$34,703	$898	3%

        Operating expenses increased 3% to $35.6 million for the three months ended June 30, 2012, as compared to $34.7 million for the three months ended July 2, 2011.

        Research and development expenses consist primarily of payroll and related costs, including stock-based compensation expense, for research and development personnel who design, develop, test and deploy our PV, polysilicon and sapphire equipment, materials and services. We expect to continue to invest in new product development and attempt to expand certain of our existing product bases in each of our segments, as well as efforts to introduce new products across each of our segments. Research and development expenses increased 24% to $13.9 million for the three months ended June 30, 2012, as compared to $11.3 million for the three months ended July 2, 2011. The increases for the three months ended June 30, 2012 primarily related to increases attributable to: an increase in the amount of expenses allocated to research and development of $2.2 million, primarily driven by activities at our Salem, Massachusetts facility (our sapphire pilot production facility) and Hazelwood, Missouri facility (our HiCz pilot production facility) in connection with improving our existing sapphire and HiCz™ products; an in increase payroll and payroll related costs of $0.3 million primarily as a result of increased headcount in connection with the expansion of our HiCz™ operations; and an increase in outside service related costs of $0.3 million. These increases were offset partially by a decrease of $0.8 million in non-production materials. We expect our rate of research and development spending to increase in future periods.

        Selling and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses. Selling and marketing expenses decreased 38% to $3.8 million for the three months ended June 30, 2012 as compared to $6.2 million for the three months ended July 2, 2011. The decrease in sales and marketing expenses for the three months ended June 30, 2012 was primarily driven by a decrease in sales commissions of $1.4 million, principally a result of fewer third party commissions in our PV business in connection with the decrease in PV revenue, a decrease in payroll and payroll-related expenses of $0.5 million and a decrease in other sales and marketing expenses of $0.3 million. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.

        General and administrative expenses consist primarily of the following components: payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, human resources and other administrative personnel; and fees for professional services. The decrease in general and administrative expenses of 6% to $15.3 million in the three months ended June 30, 2012, as compared to $16.2 million for the three months ended July 2, 2011, was primarily driven by a $0.5 million decrease in accretion expense. This decrease is primarily the result of making our final payment of contingent consideration obligations during three months ended June 30, 2012 in connection with the acquisition of Crystal Systems, Inc. in fiscal 2011.

        Amortization Expense.    Amortization of intangible assets consists of the amortization of intangible assets obtained in business or technology acquisitions. Amortization expense attributed to intangible assets increased 138% to $2.5 million for the three months ended June 30, 2012, as compared to $1.1 million for the three months ended July 2, 2011. The increase was due to $1.8 million in amortization related to the Confluence Solar acquisition. This increase was partially offset by a decrease of $0.4 million for the three months ended June 30, 2012 in amortization expense attributed to the mix of intangible assets being amortized, as certain intangibles related to our PV business became fully amortized during fiscal 2012.

        Interest Income.    Interest income decreased for the three months ended June 30, 2012, as compared to $0.1 million for the three months ended July 2, 2011. The decrease in interest income for the three months ended June 30, 2012 was driven primarily by the decreased returns earned on our invested cash, as well as a decrease in our average cash balances during the three months ended June 30, 2012. All of our available cash was deposited in cash accounts at our financial institutions as of June 30, 2012.

        Interest Expense.    Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased to $1.0 million for the three months ended June 30, 2012, as compared to $3.5 million for the three months ended July 2, 2011. The decrease was due primarily to a reduction in interest expense and the amortization of deferred financing costs under the credit facility that we (and certain subsidiaries) entered into with Bank of America N.A. (and certain other lenders) in January 2012 (which we refer to as the 2012 Credit Facility), as compared to our credit facility that we entered into with Credit Suisse during fiscal 2011, which credit facility was subsequently terminated in November 2011. In addition, during the three months ended July 2, 2011, we made a voluntary prepayment of $20.0 million under our credit facility with Credit Suisse. In connection with this prepayment, we recorded a charge of $0.9 million to accelerate a portion of the outstanding deferred financing fees under this credit facility. Included in interest expense for the three months ended June 30, 2012 was $0.2 million of non-cash charges for the amortization of deferred financing costs in connection with the 2012 Credit Facility. The balance of interest expense relates primarily to interest expense associated with the 2012 Credit Facility, as well as deferred financing costs under the 2012 Credit Facility.

        Other, net.    Other expense, net, was $0.5 million for the three months ended June 30, 2012 as compared to other expense, net, of $0.1 million for the three months ended July 2, 2011. This increase in expense was driven primarily by a $0.6 million charge to record foreign currency losses on the ineffective portion of our foreign currency exchange forward contracts during the three months ended June 30, 2012 as a result of changes in the payments of certain of our outstanding purchase obligations.

        Provision for Income Taxes.    Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions world-wide.

        Our world-wide effective tax rate was 36.2% for the three months ended June 30, 2012 and 30.7% for the three months ended July 2, 2011. The effective tax rate is higher in the three months ended June 30, 2012, principally due to proportionally lower expected levels of income in lower tax jurisdictions. As a result, more income is taxed in jurisdictions with higher tax rates.

Liquidity and Capital Resources

Overview

        We fund our operations generally through cash generated from operations, proceeds from credit facilities and proceeds from exercises of stock awards.

        Our cash and cash equivalents balance decreased by $18.6 million during the three months ended June 30, 2012, from $350.9 million as of March 31, 2012 to $332.4 million as of June 30, 2012. The decrease was principally attributable to $14.8 million paid in connection with the purchase of property, plant and equipment, as well as decreases in our working capital of $86.8 million. These decreases were partially offset by an increase of $70.0 million in connection with expanding our term loan with Bank of America.

        We manage our cash inflows through the use of customer deposits, milestone billings and debt financings intended to allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) as well as payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this Quarterly Report on Form 10-Q.

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

        The following table summarizes our primary cash flows in the periods presented:

	Three Months Ended
	June 30, 2012	July 2, 2011
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(67,942)	$139,721
Investing activities	(14,811)	(8,854)
Financing activities	64,277	(20,261)
Effect of foreign exchange rates on cash	(77)	36

Net (decrease) increase in cash and cash equivalents	$(18,553)	$110,642

Cash Flows (used in) from Operating Activities

        For the three months ended June 30, 2012, our cash used in operations was $67.9 million. Our cash used in operations was driven primarily by a decrease in customer deposits of $59.9 million, a decrease in deferred revenue of $46.9 million and a decrease in income taxes payable of $32.1 million. These amounts were offset partially by net income of $14.8 million, a decrease in accounts receivable $24.1 million, a decrease in deferred costs of $29.4 million and an increase in accounts payable and accrued expenses of $12.5 million.

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

Cash Flows (used in) from Investing Activities

        For the three months ended June 30, 2012, our cash used in investing activities was $14.8 million. This is comprised primarily of capital expenditures for the period totaling $14.8 million. These capital expenditures were primarily used for expanding our product offerings in the PV business (including developing our HiCz™ technology) and sapphire business and improving our business information systems.

        Our total capital expenditures for the fiscal year ending March 30, 2013 are expected to range from approximately $40 million to approximately $50 million consisting primarily of manufacturing equipment and capital investments in our Hazelwood, Missouri pilot production facility, as well as continued expansion of our Asia facilities. We acquired the Hazelwood facility in connection with the Confluence Solar acquisition and it is used in our efforts to commercialize our HiCz™ equipment product which is currently under development, and as a pilot production facility for high-performance monocrystalline silicon manufacturing. However, our capital expenditures may exceed such range if we were to accelerate plans for the implementation of our growth strategy.

        For the three months ended July 2, 2011, our cash used in investing activities was $8.9 million, consisting entirely of capital expenditures. These capital expenditures were primarily used for expanding our sapphire business and improving our business information systems.

Cash Flows (used in) from Financing Activities

        For the three months ended June 30, 2012, cash provided by financing activities was $64.3 million, driven primarily by the extension of additional amounts under our term loan with Bank of America (and certain other lenders) in an aggregate amount of $70.0 million. This was offset in part by the payment of our contingent consideration obligation in connection with the acquisition of Crystal Systems, of which $4.5 million was recorded as a financing activity for the three months ended June 30, 2012. This was the final contingent consideration obligation in connection with the Crystal Systems acquisition.

        For the three months ended July 2, 2011, cash used in financing activities was $20.3 million, driven primarily by principal payments made under our credit facility with Credit Suisse of $24.7 million (which credit agreement was entered into in December 2010 and terminated in November 2011). Of these principal payments, $4.7 million related to scheduled principal payments under the term loan with Credit Suisse. The remaining $20 million represents an additional voluntary principal prepayment made by us on June 15, 2011. These cash outflows were offset by proceeds and related tax benefits from the exercise of stock awards of $5.7 million.

        We believe that cash generated from operations together with our existing cash and customer deposits will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months. We, however, consistently review strategic opportunities in an effort to find opportunities to improve and diversify our products, technologies, operations, overall business and increase shareholder value, these opportunities may include business acquisitions, technology licenses, investments in other businesses (which may constitute minority or majority interests), joint development and similar agreements with other companies, accelerated prepayments of outstanding indebtedness, share buybacks and joint ventures. For example, in November 2011, our board of directors authorized a $100.0 million share repurchase program consisting of the purchase of $75.0 million of our common stock financed with existing cash through an accelerated share repurchase program (which was completed in fiscal 2012), and the purchase of an additional $25.0 million of our common stock that may be made from time to time through open market repurchases or privately negotiated transactions, as determined by our management. If we were to engage in any additional strategic transactions, such as those described above, it could require that we utilize a significant amount of our available cash and, as a result, we may be required to increase our outstanding indebtedness or raise additional capital in through the sale of equity, which may not be available on favorable terms, or at all.

Long Term Debt and Revolving Credit Facility

        On January 31, 2012, we, our U.S. operating subsidiary (the "U.S. Borrower") and our Hong Kong subsidiary (the "Hong Kong Borrower") entered into a credit agreement (the "2012 Credit Agreement"), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer ("Bank of America") and the lenders from time to time party thereto. The 2012 Credit Agreement consists of a term loan facility (the "2012 Term Facility") provided to the U.S. Borrower in an aggregate principal amount of $75.0 million with a final maturity date of January 30, 2016, a revolving credit facility (the "U.S. Revolving Credit Facility") available to the U.S. Borrower in an aggregate principal amount of $25.0 million with a final maturity date of January 30, 2016 and a revolving credit facility (the "Hong Kong Revolving Facility"; together with the U.S. Revolving Credit Facility, the "2012 Revolving Credit Facility"; together with the "Term Facility", the "2012 Credit Facilities") available to the Hong Kong Borrower in an aggregate principal amount of $150.0 million with a final maturity date of January 30, 2016. The 2012 Credit Facilities are available in the form of base rate loans based on Bank of America's prime rate plus a margin of 2.00% or Eurodollar rate loans based on LIBOR plus a margin of 3.00%. The 2012 Term Facility amortizes in equal quarterly amounts which in the aggregate equal 5% of the original principal amount of the Term Facility in each of years 1 and 2 of the loan and 10% of the original principal amount of the Term Facility in each of years 3 and year 4 of the loan, with the balance payable on January 30, 2016. The 2012 Credit Facilities are subject to mandatory prepayment in the event that the Company has excess cash flow or receives cash proceeds from an asset sale, extraordinary receipts or issuance of indebtedness not otherwise permitted under the 2012 Credit Agreement during any fiscal year, subject to certain thresholds and exceptions. The 2012 Credit Facilities also require the Company to comply with certain covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. Proceeds of the Term Facility and 2012 Revolving Credit Facility are available for use by us and certain of our subsidiaries for general corporate purposes. The full amount of the 2012 Term Facility was drawn by the U.S. Borrower on January 31, 2012 and no amounts were drawn on the 2012 Revolving Facility as of such date. We may use the 2012 Revolving Facility in connection with the issuance of letters of credit up to the aggregate principal amount of the Revolving Facility or for other purposes as permitted under the 2012 Revolving Credit Facility.

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

        On various dates between June 15, 2012 and June 25, 2012, we, the U.S. Borrower and the Hong Kong Borrower requested and received approval for increases in the term loan for the U.S. Borrower in an aggregate amount equal to $70.0 million (the "Incremental Term Loans") pursuant to the 2012 Credit Agreement.

        As a result of the Incremental Term Loans, the aggregate term loan under the Credit Agreement was increased from $75.0 million to $145.0 million, all of which was borrowed by the U.S. Borrower.

        All of the material terms and conditions related to the Incremental Term Loans were identical to the terms and conditions that apply to the 2012 Term Facility, including the final maturity date of January 30, 2016 and the interest rate, which in each case is equal to, at the option of the U.S. Borrower, Bank of America's prime rate plus a margin of 2.00% or LIBOR plus a margin of 3.00%. The Incremental Term Loans amortize over the same period, and in proportional amounts, as the Term Facility, commencing with the first amortization payment under both term facilities in June 2012.

        The Incremental Term Loans were entered into pursuant to a joinder to the 2012 Credit Agreement and two supplements to the joinder between us, the U.S. Borrower, the Hong Kong Borrower, the lenders and Bank of America, as administrative agent.

        The 2012 Credit Agreement includes events of default relating to customary matters, including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; inaccuracies in the representations and warranties in any material respect; cross default and cross acceleration with respect to indebtedness in an aggregate principal amount of $10 million or more; bankruptcy or similar proceedings or events; judgments involving liability of $10 million or more that are not paid; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control. Events of default can trigger, among other things, acceleration of payment of all outstanding principal and interest under the 2012 Credit Agreement.

        The 2012 Credit Agreement contains covenants and conditions that restrict our ability to undertake certain actions, including (but not limited to): incurring certain additional debt, making investments, paying dividends and making distributions, entering into specified transactions with affiliates, acquiring businesses, among others. These restrictions are in addition to the financial covenants noted above which require us to comply with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.

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

  Standby Letters of Credit

        As of June 30, 2012, we had $99.0 million of standby letters of credit outstanding against the 2012 Revolving Credit Facility, which represented performance guarantees issued against customer deposits. These standby letters of credit are scheduled to expire within the next twelve months and have not been included in the condensed consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

        There have been no material changes to our "Contractual Obligations and Commercial Commitments" table in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended March 31, 2012, other than:

  i)
  As of June 30, 2012, purchase commitments under agreements totaled $394.0 million, substantially all of which are due within twelve months. As of June 30, 2012, prepayments under certain of these purchase commitments amounted to $88.7 million.

  ii)
  As of June 30, 2012, long term debt obligations totaled $145.0 million as a result of the $70.0 million in Incremental Term Loans.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single statement of comprehensive income or in two separate but consecutive statements. The standard is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The amendments in this update are to be applied retrospectively. We adopted this standard effective with the quarter ended June 30, 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This amendment does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. We adopted this standard effective with the quarter ended June 30, 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

        For the three months ended June 30, 2012, there were no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on May 25, 2012.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Investment Risks

        We typically maintain an investment portfolio of bank deposits or money market funds with various financial institutions. At any time a rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. As of June 30, 2012, we do not hold any investments. All cash balances are maintained as bank deposits at our financial institutions.

        We may elect to invest a significant amount of our cash in money market funds. As with most money market funds, the ones that we have invested in from time to time include government securities, certificates of deposit, commercial paper of companies and other highly-liquid securities that are believed to be low-risk. The money market funds in which we have invested, however, also hold positions in securities issued by both sovereign states and banks located in jurisdictions experiencing macroeconomic instability, some of which may not currently be considered low-risk. Certain sovereign states and banks located in these jurisdictions, have experienced severe disruptions lately, in part, from the belief that they may be unable to repay their debt, and the value of the securities issued by these institutions have experienced volatility. While we do not believe that we have any direct exposure to the riskiest securities, for example, we do not directly hold any securities issued by the governments of Greece, Spain, Portugal, France and Ireland, the funds that we may invest in may hold these securities. In addition, these money market funds could hold Euros or Euro-based securities. To the extent that volatility was to have a significant impact on the Euro, a portion of any cash held in money market accounts could lose its value. Further, if the financial upheavals were to spread to other sovereign states, such as the United Kingdom, our cash could also be at risk due to the fact that the funds in which we have placed our cash do invest directly in the securities issued by the sovereign states, corporations and banks in these jurisdictions. As of June 30, 2012, none of our cash was held in money market funds.

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

        As of June 30, 2012, we had forward foreign currency exchange contracts with notional amounts of €34.4 million, all of which expire within twelve months. As of June 30, 2012, the fair value and carrying amount of our forward foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of $1.4 million.

        Relative to our foreign currency exposures existing at June 30, 2012, a 10% appreciation (depreciation) of the Euro against the U.S. dollar would result in an increase (decrease) in the fair value of these derivative instruments of approximately $4.4 million.

Interest Rate Risk

        On January 31, 2012, we, our U.S. operating subsidiary (the "U.S. Borrower") and our Hong Kong subsidiary (the "Hong Kong Borrower") entered into a credit agreement (the "2012 Credit Agreement"), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer ("Bank of America") and the lenders from time to time party thereto. The 2012 Credit Agreement consists of a term loan facility (the "2012 Term Facility") provided to the U.S. Borrower in an aggregate principal amount of $75.0 million with a final maturity date of January 30, 2016, a revolving credit facility (the "U.S. Revolving Credit Facility") available to the U.S. Borrower in an aggregate principal amount of $25.0 million with a final maturity date of January 30, 2016 and a revolving credit facility (the "Hong Kong Revolving Facility"; together with the U.S. Revolving Credit Facility, the "2012 Revolving Credit Facility"; together with the "Term Facility", the "2012 Credit Facilities") available to the Hong Kong Borrower in an aggregate principal amount of $150.0 million with a final maturity date of January 30, 2016. The 2012 Credit Facilities are available in the form of base rate loans based on Bank of America's prime rate plus a margin of 2.00% or Eurodollar rate loans based on LIBOR plus a margin of 3.00%. The 2012 Credit Facilities also require that we comply with certain covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. Proceeds of the 2012 Term Facility and 2012 Revolving Facility are available for use by us and certain of our subsidiaries for general corporate purposes. The full amount of the 2012 Term Facility was drawn by us on January 31, 2012 and no amounts were drawn on the 2012 Revolving Facility as of such date.

        On various dates between June 15, 2012 and June 25, 2012, we, our U.S. operating subsidiary and our Hong Kong subsidiary requested and received approval for increases in the term loan for the U.S. Borrower in an aggregate amount equal to $70.0 million (the "Incremental Term Loans") pursuant to the 2012 Credit Agreement. As a result of the Incremental Term Loans, the aggregate term loan under the 2012 Credit Agreement was increased from $75.0 million to $145.0 million, all of which was borrowed by the U.S. Borrower. All of the material terms and conditions related to the Incremental Term Loans were identical to the terms and conditions that apply to the existing term loan issued on January 31, 2012 under the 2012 Credit Agreement, including the final maturity date of January 30, 2016 and the interest rate, which in each case is equal to, at the option of the U.S. Borrower, Bank of America's prime rate plus a margin of 2.00% or LIBOR plus a margin of 3.00%. The Incremental Term Facility amortizes over the same period, and in proportional amounts, as the existing term facility, commencing with the first amortization payment under both term facilities in June 2012.

        We may use the 2012 Revolving Facility in connection with the issuance of letters of credit up to the aggregate principal amount of the Revolving Facility and for other purposes as permitted under the 2012 Credit Agreement. As of June 30, 2012, there was $61.2 million and $14.8 million available for borrowing under the Hong Kong Revolving Facility and U.S. Revolving Facility, respectively.

        If the LIBOR rate increases/decreases by 100 basis points from that in effect at June 30, 2012, our annual interest expense would correspondingly increase/decrease by approximately $1.4 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are subject to various routine legal proceedings and claims incidental to our business, which our management believes will not have material effect on our financial position, results of operations or cash flows.

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

Risks Related to Our Business Generally

Oversupply of, or limited demand for, polysilicon, solar panels and sapphire material, including LED quality material, may have an adverse impact on our business and, unless such oversupplies are reduced or demand increases in the near future due to development of new technologies or otherwise, the negative impact on our business could last for an extended period.

        We principally sell equipment that is utilized in the manufacture of polysilicon (which is a key component to making solar cells), silicon ingots (which are, through various cutting and finishing processes, used to make solar cells and wafers) and sapphire boules (which are, through various cutting and finishing processes, used to make, among other things, LED wafers). Each of the polysilicon, solar wafer and cell and LED wafer market is currently experiencing significant oversupply and/or decreased demand. The consequence of this oversupply and decreased demand is that those who sell into these markets (many of whom are customers for our equipment) are either required to sell at very low prices (sometimes selling at a loss) or are unable to sell at all. As a consequence of these conditions, demand for our equipment, particularly our polysilicon reactors and DSS furnaces, has dropped significantly in the past nine months. In addition, certain customers have requested that we delay delivery of equipment that is to be delivered under existing contracts (and we expect that we may receive similar requests in the future). This has had an adverse impact on our business and will continue to have such an effect, including requiring that we sell products at prices below what we usually charge or resulting in the absence of any meaningful new sales. If the existing inventories of polysilicon, solar cells and LED/sapphire materials are not reduced in the near future or demand increases, as a result of new solar or sapphire technologies that increase demand for end-products incorporating polysilicon, solar cells or sapphire material or due to other reasons, we expect that our business and results of operations will be significantly and materially impacted.

China has recently experienced decreased growth rates and certain of the solar and sapphire manufacturers in China, and in Asia generally, have been unwilling or unable to continue to invest in capital equipment purchases.

        During the second calendar quarter of 2012, the rate of growth of the Chinese economy decreased as evidenced by a lower gross domestic product. Since Chinese companies, including solar and LED producers, ship their products to Europe, the decreased growth in China is due, in part we believe, to the economic situation in Europe. The negative impact of this reduced rate of growth is compounded by the fact that the solar industry, including solar and wafer cell manufacturers and polysilicon manufacturers, are confronting markets that are either experiencing decreased demand or are generating more capacity than the industry requires. These market conditions are making it difficult for these companies to generate adequate returns and many such companies are not making any capital investments in their operations, which results in much lower demand for our equipment products.

        For several years, Chinese solar manufacturers relied on easily available credit and increasing rates of investment. These companies utilized these financial resources to build up their manufacturing capacity. In fact, Chinese companies have incurred some of the highest levels of debt in the solar industry. Now, however, lenders to Chinese solar companies, in particular, are no longer extending credit on generous terms, or at all. In fact, some of this debt is maturing and some of these companies are unlikely to be able to make payments when due. In certain cases, local Chinese governments have had to extend credit to solar manufacturers. As a result, we expect that the demand for our products will continue to remain limited for the short-term amongst our Chinese customer base (which are among our largest customers). Also, it may be the case that customers with orders in our backlog are unable to accept delivery of our equipment or may re-negotiate terms, including requests for reduced prices and decreases in the number of units shipped. Any of the foregoing would have a negative impact on our business and results of operations.

        These circumstances are making competition among equipment suppliers to sell to a limited number of purchasers very competitive. It may be the case that our competitors engage in business practices that we will not engage in (or are legally prohibited from engaging in) in order to gain business, including providing incentives or benefits that would be prohibited under the U.S. Foreign Corrupt Practices Act.

General economic conditions may have an adverse impact on demand for our products.

        Purchasing our products requires significant capital expenditures, and demand for such products is affected by general economic conditions. A downturn in the global construction market has reduced demand for solar panels in new residential and commercial buildings, which in turn reduces demand for our products that are used in the manufacture of PV wafers, cells and modules and polysilicon for the solar power industry (including our DSS units and SDR reactors). In addition, a downturn in the sapphire material market, and the sapphire-based LED and general illumination markets in particular, has resulted in reduced demand for our sapphire material and our ASF systems. Uncertainties about economic conditions, negative financial news, potential defaults by or rating downgrades of debt issued by governmental entities and corporate entities, tighter credit markets and declines in asset values have, in the recent past, caused our customers to postpone or cancel making purchases of capital equipment and materials. We believe that increasing governmental budgetary pressures will likely result in reduced, or the elimination of, government subsidies and economic incentives for on-grid solar electricity applications. A prolonged downturn in the global economy, combined with decreased governmental incentives for solar power usage, would have a material adverse effect on our business in a number of ways, including decreased demand for our products, which would result in lower sales, reduced backlog and contract terminations.

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

        Financial markets in the United States, Europe and Asia experienced extreme disruption in recent years, including, among other things, extreme volatility in security prices, tightened liquidity and credit availability, rating downgrades of certain investments and declining valuations of others and increased bankruptcy filings by companies in a number of industries (including several companies in the solar industry). These economic developments adversely affect businesses such as ours in a number of ways. The tightening of credit in financial markets has resulted in reduced funding worldwide, including China (where many of our customers are located), and a higher level of uncertainty for solar cell, wafer and module manufacturers and manufacturers incorporating sapphire material into their products. As a result, some of our customers have been delayed in securing, or prevented from securing, funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products. We believe a reduction in the availability of funding for new manufacturing facilities and facility expansions in the solar and sapphire industries, or reduction in demand for solar panels or sapphire material, could cause a decrease in orders for certain of our products.

        We currently require most of our equipment customers to prepay a portion of the purchase price of their orders. We use these customer deposits to prepay our suppliers in order to reduce the need to borrow to cover our cash needs for working capital. This practice may not be sustainable if the recent market disruptions continue or grow worse. Some of our customers who have become financially distressed have failed to provide letters of credit or make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised contract terms, it could have a significant impact on our business, results of operations and financial condition. The impact of these disruptions are increasingly being felt in China, and by certain of our customers which are located in China and other countries in Asia, and accounts in part for the decline in our total revenue and order backlog as compared to the quarters ended July 2, 2011 and March 31, 2012.

        We may experience further revenue and backlog reductions in the future similar to or greater than those reductions we experienced in quarter ended June 30, 2012. Credit and financial market conditions may similarly affect our suppliers. We may lose advances we make to our suppliers in the event they become insolvent because our advances are not secured or backed by letters of credit. The inability of our suppliers to obtain credit to finance development or manufacture our products could result in delivery delays or prevent us from delivering our products to our customers.

Trade tensions with China have recently increased markedly and any further retaliatory actions by either side could harm our business and our stock price.

        Recently, trade tensions between China and the U.S. have escalated. On May 17, 2012, the U.S. Department of Commerce announced its preliminary determination that China had violated fair trade policies by "dumping" into the U.S. certain solar products at prices that were intended to advantage Chinese manufacturers. In connection with this ruling, certain Chinese solar cell and wafer manufacturers (including some of our equipment customers) had preliminary duties levied against them of approximately 31%. The Chinese government responded by saying the preliminary determination was deliberately provoking trade friction between the two nations. This follows a March 2012 action by the United States to impose preliminary punitive duties, in the single digits, on solar panels imported from China. The Department of Commerce is expected to issue final rulings on these matters later in the year. In addition, Congress has considered legislation targeting China's currency practices, which would, among other things, impose trade sanctions against Chinese companies that ship finished goods into the U.S. at artificially low prices caused by Chinese currency manipulation. The Chinese government has indicated that passage of this legislation or similar actions could lead to retaliatory tariffs. In July 2012, the Chinese Ministry of Commerce opened investigations on imports of solar-grade polysilicon from the U.S. and South Korea that may result in trade duties on polysilicon imports from the U.S. and South Korean polysilicon manufacturers. Retaliatory tariffs and trade tensions with China would have a material adverse impact on our business since we sell into China and our equipment customers sell end products into the U.S. In addition, if the U.S. government were to issue final determinations consistent with the preliminary determinations in 2012 or impose other duties on solar products from China, it would have a direct and negative effect on several of our PV customers who purchase our PV equipment and polysilicon equipment. Duties imposed by China on U.S. and South Korean polysilicon suppliers could also harm our business (particularly since we sell polysilicon equipment to a large customer in South Korea). Our business and results of operations would be negatively affected if anti-dumping or other duties were imposed or a trade war was to occur with China. In addition, we expect that any further announcements about imposition of duties by the U.S. government on solar cells imported from China or relating to duties imposed on polysilicon manufacturers by the Chinese goverment could negatively impact our stock price and may have a material adverse effect on our business and results of operations.

If our customers delay or cancel equipment purchases, we may be required to modify or cancel contractual arrangements with our suppliers which may result in the loss of deposits or pre-paid advances, which losses have been significant in the past.

        As a result of our customer delays or contract terminations, we reschedule or cancel, from time to time, purchase orders with our vendors to procure materials and, in certain cases, we are required to reimburse the vendor for costs incurred to the date of termination plus predetermined profits. In addition, certain of the vendors from whom we purchased materials were unable to deliver the ordered components because economic conditions had an adverse impact on their ability to operate their businesses and we were unable to recover advances paid to those vendors for components that were not delivered. We have, in prior fiscal years, recorded significant losses resulting from rescheduled and/or canceled commitments to our vendors as a result of customer delays, contract modifications and terminations and relating to expected forfeitures of vendor advances and reserves against advances on inventory purchases with vendors that had become financially distressed. In cases where we are not able to cancel or modify vendor purchase orders due to customer delays or terminations, our purchase commitments may exceed our order backlog requirements and we may be unable to redeploy the undelivered equipment. In addition, we expect that we may be required to pay advances to vendors in the future without being able to recover that advance if the vendor is placed in bankruptcy, becomes insolvent or otherwise experiences financial distress.

        Delays in deliveries, or cancellations of orders, for products of all of our segments could cause us to have inventories in excess of our short-term needs and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. Alternatively, we may be required to sell products below our historical selling prices, which was the case for our PV equipment sales in the quarter ended June 30, 2012. We have recently experienced significant increases in the amount of inventory that we hold in order to meet certain anticipated demands for our products including our ASF systems. Contract breaches or cancellation of orders may require us to reschedule and/or cancel additional commitments to vendors in the future and require that we write-down any inventory purchased that we are unable to deploy or require that we sell products at prices that are below our historical prices, which would also have a negative impact on our gross margins.

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

We intend to pursue business and technology acquisition and investment opportunities in the future as part of our business plan to grow and diversify our business and we expect that one or more of these acquisitions or investments will expand our product offerings into markets we have not previously served.

        Our business plan is focused on growing and diversifying our product and technology offerings. Acquiring Crystal Systems, a sapphire manufacturer, was part of this business plan to extend our offerings beyond polysilicon and PV markets. We expect that achieving these goals of growth and diversification will include the acquisition of businesses and technologies from third parties or investments in third parties (that may lead to future acquisitions or rights to technology) and expect that in the future we will continue to engage in negotiations for such acquisitions, investments or joint venture arrangements. In order to achieve our objective of diversifying our business to technologies outside of polysilicon, photovoltaic and sapphire, we expect that some of these acquisitions will be in markets or industries that may be unrelated to those markets we currently serve. We are, however, an equipment company and we currently expect that future acquisitions will continue to be for the purpose of accessing technologies that will enable us to provide equipment to our customers.

        This business diversification plan involves risks. Our stock may be valued differently depending on what markets we serve in the future. Diversification may also require significant time and resource commitments from our senior management, which will limit the amount of time these individuals will have available to devote to our existing operations. This diversification may also involve the complexities in managing an employee base that is already located in several different locations and in effectively deploying, operating and utilizing our internal systems, including those related to financial reporting, and other systems we depend on. We may also have very little experience in dealing with these new markets and products. Any failure or any inability to effectively manage and integrate the growth and diversification could have a material adverse effect on our business, financial condition and results of operations. In addition, any amounts that we invest may not generate any returns for us and we could lose the entire amount of the investment.

        Finally, we may not be successful in acquiring any new businesses or technologies, despite our efforts to do so, and there can be no certainty that we will acquire any other companies or technologies that allow us to diversify. If we do not close acquisitions in accordance with our business plan or make successful investments, we may not be able to diversify revenue and our performance will be tied directly to the PV and sapphire markets, and if one or both experience difficulties, our business, financial condition and results of operations would be negatively impacted.

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

        The PV and sapphire industries are also rapidly evolving and are highly competitive. Particularly with respect to the solar cell industry, new technologies are leading to rapid improvements in cell efficiencies and performance. Technological advances are, we believe, also resulting in lower manufacturing costs for these products. These developments may render existing products and/or product manufacturing equipment of our PV and sapphire businesses obsolete. We will therefore need to keep pace with technological advances in these industries in order to compete effectively in the future, which may require significant expenditures on research and development or investments in acquisition of other businesses and technologies. For example, our success in (i) the sapphire market depends on our ability to expand into new applications that are based on continued advancement in the design and manufacture of sapphire and LEDs (including sapphire and non-sapphire-based LEDs) and lighting technology by others, as well as the continued demand for sapphire in the LED market (while we believe sapphire is currently one of the preferred substrate materials for certain LED applications, which is the market we believe many of our ASF customers sell into, research is ongoing for the use of silicon substrates and substrates incorporating other materials in LED applications) and (ii) in the PV market will depend to a large extent in our success in commercializing our monocrystallization technology offerings. Our failure to further refine our technologies and/or develop and introduce new solar power and sapphire products could cause our products to become uncompetitive or obsolete, which could adversely affect demand for our products, and our financial condition, results of operations, business and/or prospects.

        Many of our competitors, in each of our business segments, have, and future competitors may also have, substantially greater financial, technical, manufacturing and other resources than we do. These resources may provide our competitors with an advantage because they can realize economies of scale, synergies and purchase certain raw materials, commodities and key components at lower prices. Current and potential competitors of ours may also have greater brand name recognition, more established distribution networks and larger customer bases, and may be able to devote more resources to the research, development, promotion and sale of their products or to respond more quickly to evolving industry standards and changes in market conditions. In addition, given the ability of other parties to access our equipment, we also face low-cost competitors who may be able to offer similar products at very competitive prices. We may not be able to maintain our current share of the market in our respective business segments as competitive intensity increases and particularly as our customers are targeted by local low-cost competitors in China and other countries. We believe that certain PV customers have already begun purchasing our competitors' equipment and installing them in their facilities. Our efforts to capitalize on technological developments in the markets in which we operate, such as the HiCz™ and MonoCast™ growth technology, may not result in increased market share and require that we make substantial capital investments without any corresponding increase in revenues. In addition, customers may place orders to supply equipment for new facilities or future expansions with our competitors, and we believe the likelihood that our customers and others will go to competitors has increased over time. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors and/or new technological developments may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

        In each fiscal year, we depend on a small number of customers for a substantial part of our sales and revenue. For example, in the three months ended June 30, 2012, three customers accounted for 81% of our revenue and in the fiscal year ended March 31, 2012, one customer accounted for 23% of our revenue. In addition, as of June 30, 2012, we had a $1.6 billion order backlog of which $0.8 billion was attributable to two customers. The failure of our major customers to make any payments, the loss of existing orders or lack of new orders in the future, or a change in the product acceptance schedule by such customers could significantly reduce our revenues and have a material adverse effect on our financial condition, results of operations, business and/or prospects. While we have sought to diversify our business and customer base, we anticipate that our dependence on a limited number of customers will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future, particularly as we face increased competition in each of our business segments, and/or that these customers will experience financial difficulties. Furthermore, due to the cost of our products, our customers are often dependent on the equity capital markets and debt markets to finance their purchases. As a result, these customers could experience financial difficulties and become unable to fulfill their contracts with us. There is also a risk that these customers will attempt to impose new or additional requirements on us that reduce the gross margins that we are able to generate through sales to such customers. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

Our success depends on the sale of a limited number of products.

        A significant portion of our operating profits has historically been derived from sales of DSS units, SDR reactors, STC converters, hydrochlorination equipment and ASF units, which sales accounted for 87% of our revenue for the three months ended June 30, 2012. There can be no assurance that sales of this equipment will increase beyond, or be maintained at, past levels or that any sales of sapphire materials or HiCz™ materials (or any other future product offering, such as our recently commercialized DSS MonoCast technology) will offset any decrease in sales of DSS multicrystalline units, ASF systems or SDR reactors (or result in any revenue). Additionally, we have already experienced decreased demand for some products, sales of our STC converters and DSS multicrystalline furnaces are substantially lower than in prior periods due to changes in technology and decreased demand, and further changes in technology will also, we expect, result in a further reduction in demand and decreased average selling prices for our DSS multicrystalline furnace. Factors affecting the level of future sales of our products include factors beyond our control, including, but not limited to, demand for solar products and sapphire material (including sapphire-based LED material and sapphire use in general illumination), development and/or use of alternatives to sapphire in LED applications (particularly in general illumination) and competing product offerings by other equipment manufacturers. We may be unable to diversify our product offerings and thereby increase our revenue and/or maintain our profits in the event of a decline in DSS units, ASF systems and SDR reactors sales. If sales of our PV, polysilicon or sapphire products decline for any reason, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

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

        Our materials businesses, as well as the customers for our ASF units, also depend on suppliers of raw materials and components that are utilized during the manufacturing process. For example, the supply of qualified meltstock and crucibles used to grow sapphire materials is limited and we expect demand will increase as we sell more ASF units, and as a result, there may be an insufficient availability of these items to grow our sapphire materials business as currently planned or available for the purchasers of our ASF systems, which would prevent us from growing our sapphire equipment business. Similar shortages may arise for our HiCz™ materials business if and when we commercialize a HiCz™ equipment offering.

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

The prices for polysilicon and sapphire material, as well as silicon ingots, have, in the past, dropped as a result of either increased supply or decreased demand, and, at the same time, the prices for the inputs to create this output has either remained consistent or increased, which has resulted in decreased margins for polysilicon and sapphire and PV manufacturers, and if these circumstances were to continue or dampen the demand for our PV, polysilicon and sapphire equipment would be negatively impacted.

        The prices for polysilicon, sapphire and PV materials have decreased recently due, in part, to either excess supply or decreasing demand for these materials. Concurrently with these price drops, the costs for the consumable materials that are used in our equipment to make polysilicon, sapphire boules and PV ingots and wafers have either remained steady or, in some cases, increased. These two factors, operating in tandem, result in decreased margins for the manufacturers selling polysilicon, sapphire boules and PV ingots and wafers, and, depending on circumstances, could result in negative margins. If this situation were to persist, we would expect that the demand for our polysilicon reactors, ASF units and DSS furnaces (including our newly commercialized DSS MonoCast™ 450) would drop and may hamper the adoption of any new technologies we introduce (including our proposed HiCz™ equipment offering, which is still currently in development). The on-going global economic uncertainty and tightened credit markets may exacerbate these circumstances.

We may face product liability claims and/or claims in relation to third party equipment.

        It is possible that our products could result in property damage and/or personal injury, whether by product malfunctions, defects, improper use or installation or other causes. We cannot predict whether or not product liability claims will be brought against us or the effect of any resulting negative publicity on our business, which may include loss of existing customers, failure to attract new customer and a decline in sales. The successful assertion of product liability claims against us could result in potentially significant monetary damages being payable by us, and we may not have adequate resources to satisfy any judgment against us. Furthermore, it may be difficult or impossible to determine whether any damage or injury was due to product malfunction, operator error, failure of the product to be operated and maintained in accordance with our specifications or the failure of the facility in which our products are used to comply with the facility specifications provided to our customers or other factors beyond our control. For example, one of our significant customers experienced chamber leakage involving a number of DSS units in its facilities which we believe was the result of their facility failing to conform to specifications. We nonetheless agreed to replace certain chambers at our cost. Other customers may experience similar issues in the future as a result of product defects, facilities not complying with specifications or other reasons. To date, we have not received any product liability or other claims with respect to these or any other accidents.

        In addition, we have provided third party equipment in connection with our product sales. There can be no guarantee that such third party equipment will function in accordance with our intended or specified purpose or that the customer's personnel, in particular those who are inexperienced in the use of the specialized equipment sold by us, will be able to correctly install and operate it, which may result in the return of products and/or claims by the customer against us. In the event of a claim against us due to third party equipment, we may be unable to recover all or any of our loss from the third party equipment or component provider. The bringing of any product liability claims against us, whether ultimately successful or not, could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

        We have expended significant financial resources and technical expertise in developing new products and services that we expect will improve our product portfolio and result in increased revenues. These investments, however, may not result in increased revenues and may require that we incur expenses that result in decreasing our cash balances. For example, we have already spent approximately $60 million (and may spend up to an additional $20 million in contingent payments and additional significant capital spending) in connection with our acquisition of Confluence Solar, which we ultimately expect will result in a PV equipment offering, or HiCz™, that is to be designed to produce high efficiency monocrystalline solar ingots, and which is expected to lower PV production costs. In addition, we have invested significant amounts in our internal research and development efforts on our DSS MonoCast™ growth technology. We expect that HiCz™ equipment, which is still in development, will, over an extended period of time, supersede our MonoCast™ offerings. Both our MonoCast™ and HiCz™ offerings will be targeted at improving the ingot performance compared to that of multicrystalline silicon materials. If we are successful in commercializing these monocrystalline product lines, we expect that it will result in decreased sales of our multicrystalline products, including the DSS 650, which are currently less expensive but do not generate solar cells offering comparable efficiencies. We are also in the process of developing a silicon carbide equipment tool, but that is still in the early stages of development, and we are expending resources in that development effort. If we are not successful in commercializing these newer product lines, we would lose the significant investments we made in our internal development efforts and in the Confluence Solar acquisition.

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

In addition, if we continue to generate revenue in higher tax jurisdictions, as was the case during the three month period ended June 30, 2012, our effective tax rate may continue to increase.

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

        As a global company headquartered in the United States, our products and services are subject to U.S. laws and regulations that may limit and/or restrict the export (and re-export from other countries) of some of our products, services and related product and technical information, as well as laws of those foreign jurisdictions to which we sell or from which we re-export our products. Compliance with these laws and regulations could significantly limit our operations and our sales in the future and failure to comply could result in a range of penalties, including restrictions on exports of all of our products for a specified time period, or forever, and severe monetary penalties. In certain circumstances, these restrictions may affect our ability to interact with our foreign subsidiaries and otherwise limit our trade with third parties (including vendors and customers) operating inside and outside the U.S. In addition, as we introduce new products, we may need to obtain licenses or approvals from the US and other governments to ship them into foreign countries. Failure to receive the appropriate approvals may mean that our development efforts

(and expenses related to such development) may not result in any revenue, particularly as most of our customers are located in foreign jurisdictions. This would have a material and adverse impact on our business and our development efforts.

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

        We have had significant sales in China, accounting for 22% of our revenue in the three months ended June 30, 2012, 52% of our revenue in the fiscal year ended March 31, 2012 and 71% of our revenue in the fiscal year ended April 2, 2011. Further, we have significant facilities and operations in China. Accordingly, our financial condition, results of operations, business and/or prospects could be materially adversely affected by economic, political and legal conditions or developments in China.

        Examples of economic and political developments that could adversely affect us include government control over capital investments or changes in tax regulations that are applicable to us. In addition, a substantial portion of the productive assets in China remain government owned. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any factors that result in slower growth in China could result in decreased capital expenditures by solar and sapphire product manufacturers, which in turn could reduce demand for our products. Additionally, China has historically adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in China or otherwise place them at a competitive disadvantage in relation to domestic companies. Any adverse change in economic conditions or government policies in China could have a material adverse effect on our overall growth and therefore have an adverse effect on our financial condition, results of operations, business or prospects.

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

We may, in the future, make investments in third party businesses or enter into joint development or similar agreements with third parties and these may require significant expenses and may not result in any technological or financial benefits.

        We may, in the future, enter into arrangements in which we invest in another business without owning all of the voting control of the entity or without the ability to control the decision-making of the entity or we may enter into joint development or similar arrangements for the development of technology or sale of products. Investments of this nature can require a significant commitment of our time, attention, financial resources and technology sharing. If we do not have a controlling stake in these companies, it is likely that such entities may make their own business decisions that may not always align with our interests. In addition, some of the entities that we invest in, or enter into development projects with, will very likely have the right to manufacture or distribute their own products or certain products of our competitors. If we are unable to provide an appropriate mix of incentives to the companies that we invest in or in which we enter joint venture or similar arrangements, these other parties, through a combination of pricing and marketing and advertising support or otherwise, may take actions that, while maximizing their own short-term profits, may be detrimental to us or our brands, or they may devote more of their energy and resources to business opportunities or products other than those that generate a return for us. Such actions could, in the long run, have an adverse effect on our financial results.

        In addition, these types of investments may not ultimately generate the returns that we expect when we entered into the arrangements, which could result in a decrease in our cash holdings and loss of our entire investment.

Our ability to supply a sufficient number of products to meet demand could be severely hampered by natural disasters or other catastrophes.

        Currently, a portion of our operations are located in Asia and we have increased our presence in Asia by opening our global operations center in Hong Kong. Additionally, a significant portion of our revenue is generated from customers that install our equipment in Asia and many of our suppliers are also located in Asia. These areas are subject to natural disasters such as earthquakes and floods. A significant catastrophic event such as earthquakes, floods, war, acts of terrorism or global threats, including, but not limited to, the outbreak of epidemic disease, could disrupt our operations and impair distribution of our products, damage inventory, interrupt critical functions, cause our suppliers to be unable to meet our demand for parts and equipment, reduce demand for our products, prevent our customers from honoring their contractual obligations to us or otherwise affect our business negatively. To the extent that such disruptions or uncertainties result in delays or our inability to fill orders, causes cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

        On January 31, 2012, we entered into a credit agreement, or Credit Agreement, with Bank of America, N.A. and certain other lenders, which was subsequently amended in June 2012 to increase the amounts borrowed under the Term Facility. The Credit Agreement contains covenants and conditions that restrict our ability to incur certain additional debt, pay dividends and make distributions, enter into specified transactions with affiliates, acquire businesses, among others, and resulted in liens being placed on certain of our properties and assets. The terms of the Credit Agreement also impose financial covenants on us and our subsidiaries relating to our leverage ratio and interest coverage ratio.

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

        Our reporting currency is the U.S. dollar and almost all of our contracts are denominated in U.S. dollars. However, greater than 98% of our revenue was generated from sales to customers located outside the United States for the three months ended June 30, 2012, and in each of the fiscal years ended March 31, 2012 and April 2, 2011, and we expect that a large percentage of our future revenue will continue to be derived from sales to customers located outside the United States. Changes in exchange rates between foreign currencies and the U.S. dollar could make our products less attractive to non-U.S. customers and therefore decrease our sales and gross margins. In addition, we incur costs in the local currency of the countries outside the United States in which we operate and as a result are subject to currency translation risk. Exchange rates between a number of foreign currencies and the U.S. dollar have fluctuated significantly over the last few years and future exchange rate fluctuations may occur. Our largest foreign currency exposure is the Euro. In an attempt to mitigate foreign currency fluctuations, we have entered into, from time to time, forward foreign exchange contracts to hedge portions of equipment purchases from vendors located primarily in Europe. Our hedging activities may not be successful in reducing our exposure to foreign exchange rate fluctuations, for example, in the three months ended June 30, 2012 we were required to take a charge of $0.6 million as a result of certain forward foreign exchange contracts no longer qualifying as cash flow hedges, which may occur again if we delay, cancel or otherwise modify the terms of the equipment purchases that affect the forecasted cash flow transaction being hedged. Future exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

We have been subject to securities class action lawsuits. Potential similar or related litigation could result in substantial damages and may divert management's time and attention from our business.

        In 2008, the Company, its directors and certain affiliates were defendants in class action suits that alleged certain violations under various sections of the Securities Act of 1933, in connection with our initial public offering.

        In March 2011, these class actions were settled and we were required to pay $10.5 million into a settlement fund. Of this amount, we contributed $1.0 million and our liability insurers contributed the remaining $9.5 million. Our contribution represented the contractual indemnification obligation to the underwriters.

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

        We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our system of internal controls was reasonably effective as of March 31, 2012, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we acquire new business and technologies. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies or make significant investments in other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

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

        As noted in Note 2 to our financial statements included in our Annual Report on Form 10-K, as filed with the SEC on May 25, 2012, under the current revenue guidance, for arrangements containing products considered to be "established", the majority of our revenue is recognized upon delivery of the product. For arrangements containing products considered to be "new", or containing customer acceptance provisions that are deemed more than perfunctory, revenue is recorded upon customer acceptance.

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

        In addition, potential customers may have substantial investments and know-how related to their existing sapphire, LED and lighting technologies, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost-effectiveness of our sapphire equipment and sapphire material products compared to alternative products and technologies available in the market or that are currently under development. For example, companies are developing general lighting technologies that utilize silicon-based material (in lieu of sapphire) and assert that the production costs are significantly lower than the costs to produce sapphire-based lighting materials. If acceptance of sapphire material and sapphire-

based LEDs, particularly in general illumination, do not increase significantly, opportunities to increase the sapphire equipment portion of our business and revenues would be limited.

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

        The process for growing sapphire boules using the ASF system technology requires that the system be supplied with a consistent supply of power during the cycle required to grow a boule. If there are certain types of power interruptions, which we have experienced at our Salem and Merrimack facilities, even for a brief period of time, the sapphire boule being generated by that system will be of inferior quality and we would likely be unable to sell that sapphire material to a customer. Such power interruptions at our facilities also delay and impair our research and development efforts with respect to sapphire material and ASF systems. In addition, if customers of our ASF system do not have consistent power supplies, our system would not gain market acceptance because it will not create boules of the quality that may be expected by our customers and we would likely not meet the required contractual acceptance criteria necessary to receive the final installment payment.

Production and sale of sapphire growth systems for producing LED materials is a new industry and we have limited operating history, which makes it difficult to evaluate the business prospects for this business segment.

        Because of our limited operating history in the sapphire industry it is difficult to evaluate our business and prospects. While we have gained acceptances on our ASF systems, our sapphire equipment business, however, presents the difficulties frequently encountered by those that are in the early stage of development, coupled with the risks and uncertainties encountered in new and evolving markets such as the market for sapphire growth technology. We may not be able to successfully address these challenges. If we fail to do so, we may incur losses and our business would be negatively impacted.

        While we have shipped and commissioned ASF systems at several customer sites, our customers lack experience in operating the ASF systems. Our sapphire furnaces require a skilled and trained employee base to properly operate and efficiently maintain the systems. While we offer training in connection with the sale of ASF systems, at certain customer sites, we have discovered that those customers have not yet hired the personnel or instituted the operations procedures necessary to properly run the ASF system they purchased. As a result of these factors, we believe that certain ASF systems have generated sapphire material that is not salable. Additionally, even in those cases where the sapphire boule was to specification, the boule has not always been properly oriented by the customer and some or all of the value of the sapphire boule was lost as it was sliced and cored. If our customers do not have the manufacturing expertise to operate the ASF systems, they may be delayed in ramping up their operations and sapphire manufacturing operations, we may not recognize revenue from the sale of these systems (or such recognition may be delayed) and the ASF systems may not gain wider market acceptance, all of which would harm our reputation and the results of our sapphire business segment.

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

        Our certificate of incorporation currently authorizes us to issue up to 500 million shares of common stock, and as of June 30, 2012, we had approximately 119 million shares of common stock outstanding. All of these shares are freely tradable, in the public market under a registration statement or an exemption under the securities laws. Moreover, as of June 30, 2012, 10.0 million shares of our common stock were issuable upon the exercise of outstanding vested and unvested options and upon vesting of outstanding restricted stock units.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable

(c)
Stock Repurchases.

        The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended June 30, 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2012 through May 5, 2012)	3,876	$7.60	—	—
Month #2 (May 6, 2012 through June 2, 2012)	127,721	$4.07	—	—
Month #3 (June 3, 2012 through June 30, 2012)	1,512	$4.80	—	$25,000,000

        We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended June 30, 2012; however, our employees surrendered, and we subsequently retired, 133,109 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our 2008 Equity Incentive Plan.

        Our credit facility imposes restrictions on our ability, and the ability of our subsidiaries, to pay cash dividends, subject to certain limited exceptions.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None

Item 6.    Exhibits

        Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
3.1	Amended and Restated By-Laws of GT Advanced Technologies Inc., as amended	8-K	4/20/2012	3.2
10.1	Form of Performance Stock Unit Agreement for Chief Executive Officer	8-K	6/12/2012	10.1
10.2	Form of Performance Stock Unit Agreement for Executive Officers (other than Chief Executive Officer)	8-K	6/12/2012	10.2
10.3	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers	8-K	6/12/2012	10.3
10.4	Joinder to the Credit Agreement by and between the Company, the U.S. Borrower, the Hong Kong Borrower, the lenders party thereto and Bank of America, as administrative agent, dated as of June 15, 2012	8-K	6/21/2012	10.1
10.5	Incremental Joinder Supplement No. 1 by and between the Company, the U.S. Borrower, the Hong Kong Borrower, the lenders party thereto and Bank of America, as administrative agent, dated as of June 18, 2012	8-K	6/21/2012	10.2
10.6	Incremental Joinder Supplement No. 2 by and between the Company, the U.S. Borrower, the Hong Kong Borrower, the lenders party thereto and Bank of America, as administrative agent, dated as of June 21, 2012	8-K	6/21/2012	10.3
10.7	Incremental Joinder Supplement No. 3 by and between the Company, the U.S. Borrower, the Hong Kong Borrower, the lenders party thereto and Bank of America, as administrative agent, dated as of June 25, 2012	8-K	6/29/2012	10.1
10.8	Form of Indemnity Agreement for Non-Employee Directors				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.				X

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.				X
101.INS	XBRL Instance Document*				X
101.SCH	XBRL Taxonomy Extension Schema Document*				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*				X

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

GT ADVANCED TECHNOLOGIES INC.
	By:	/s/ THOMAS GUTIERREZ Thomas Gutierrez
Date: August 6, 2012		President and Chief Executive Officer
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor
Date: August 6, 2012		Vice President and Chief Financial Officer