Form 10-Q
period 2013-03-30
GT Advanced Technologies Inc.
filed 2013-05-09
CIK 1394954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

As of May 2, 2013, approximately 119,405,660 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

GT ADVANCED TECHNOLOGIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 30, 2013

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

GT Advanced Technologies Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$320,226	$418,095
Accounts receivable, net	20,389	23,829
Inventories	150,742	133,286
Deferred costs	47,937	30,248
Vendor advances	9,907	32,440
Deferred income taxes	42,420	28,226
Refundable income taxes	567	1,516
Prepaid expenses and other current assets	8,792	9,168
Total current assets	600,980	676,808
Property, plant and equipment, net	74,414	77,980
Other assets	87,198	86,920
Intangible assets, net	88,061	90,516
Deferred cost	24,352	24,423
Goodwill	48,021	48,021
Total assets	$923,026	$1,004,668
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$7,250	$7,250
Accounts payable	45,292	44,848
Accrued expenses	34,163	30,928
Contingent consideration	4,901	4,901
Customer deposits	80,499	111,777
Deferred revenue	103,333	86,098
Accrued income taxes	6,319	21,716
Total current liabilities	281,757	307,518
Long-term debt	92,313	132,313
Convertible notes	160,044	157,440
Deferred income taxes	19,812	24,459
Customer deposits	64,384	71,340
Deferred revenue	42,848	35,848
Contingent consideration	5,750	5,414
Other non-current liabilities	2,466	2,323
Accrued income taxes	26,104	25,762
Total liabilities	$695,478	$762,417
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 119,397 and 119,293 shares issued and outstanding as of March 30, 2013 and December 31, 2012, respectively	1,194	1,193
Additional paid-in capital	187,541	183,565
Accumulated other comprehensive income	807	806
Retained earnings	38,006	56,687
Total stockholders’ equity	227,548	242,251
Total liabilities and stockholders’ equity	$923,026	$1,004,668

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue	$57,776	$353,890
Cost of revenue	44,161	201,562
Gross profit	13,615	152,328
Operating expenses:
Research and development	16,441	15,248
Selling and marketing	3,286	2,707
General and administrative	14,563	15,170
Contingent consideration expense	336	527
Restructuring charges	2,858	—
Amortization of intangible assets	2,455	2,546
Total operating expenses	39,939	36,198
(Loss) income from operations	(26,324)	116,130
Other income (expense):
Interest income	94	17
Interest expense	(7,480)	(799)
Other, net	190	(52)
(Loss) income before income taxes	(33,520)	115,296
(Benefit) provision for income taxes	(14,839)	36,223
Net (loss) income	$(18,681)	$79,073
Net (loss) income per share:
Basic	$(0.16)	$0.66
Diluted	$(0.16)	$0.65
Weighted-average number of shares used in per share calculations:
Basic	119,348	119,407
Diluted	119,348	120,738

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net (loss) income	$(18,681)	$79,073
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedging instruments, net of tax effect of $6 and ($931), respectively	(29)	1,384
Foreign currency translation adjustments	30	(57)
Other comprehensive income	1	1,327
Comprehensive (loss) income	$(18,680)	$80,400

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(18,681)	$79,073
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization expense	2,455	2,546
Depreciation expense	4,086	3,217
Convertible notes discount amortization	2,604	—
Contingent consideration expense	336	(812)
Loss on asset disposals	181	—
Deferred income tax benefit	(16,506)	(1,055)
Provision for excess and obsolete inventory	477	1,007
Share-based compensation expense	4,423	4,170
Excess tax benefits from share-based awards	(3)	(193)
Amortization of deferred financing costs	1,609	178
Other adjustments, net	185	707
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Restricted cash	—	96,202
Accounts receivable	3,422	(14,894)
Inventories	(20,815)	4,119
Deferred costs	(17,617)	128,687
Vendor advances	24,469	(12,263)
Prepaid expenses and other assets	(1,643)	4,255
Accounts payable and accrued expenses	4,806	(36,283)
Customer deposits	(38,235)	26,214
Deferred revenue	24,236	(234,893)
Income taxes	(14,088)	36,110
Other, net	335	259
Net cash (used in) provided by operating activities	(53,964)	86,351
Cash flows from investing activities:
Purchases and deposits on property, plant and equipment	(1,585)	(14,142)
Other investing activities	—	205
Net cash used in investing activities	(1,585)	(13,937)
Cash flows from financing activities:
Borrowings under credit facility	—	75,000
Principal payments under credit facility	(40,000)	—
Proceeds and related excess tax benefits from exercise of share-based awards	46	1,045
Payments of contingent consideration from business combinations	—	(428)
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(121)	(281)
Deferred financing costs	(2,266)	(3,451)
Other financing activities	(2)	(205)
Net cash (used in) provided by financing activities	(42,343)	71,680
Effect of foreign exchange rates on cash	23	(69)
(Decrease) Increase in cash and cash equivalents	(97,869)	144,025
Cash and cash equivalents at beginning of period	418,095	206,878
Cash and cash equivalents at end of period	$320,226	$350,903
Supplemental cash flow information:
Cash paid for interest	$1,449	$568
Non-cash investing and financing activities:
(Decrease) increase in accounts payable and accrued expenses for property, plant and equipment	$(577)	$4,406

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

1. Basis of Presentation

These accompanying unaudited condensed consolidated financial statements of GT Advanced Technologies Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 30, 2013 are not necessarily indicative of the results to be expected for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Transition Report on Form 10-K (“Transition Report”) for the nine-month period ended  December 31, 2012, filed with the SEC on March 1, 2013.

The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Specifically, contingent consideration expense of $527 for the three-month period ended March 31, 2012, was previously included in general and administrative expense, but is now stated separately in the Company’s condensed consolidated statements of operations.

Recent Developments

The polysilicon, photovoltaic (“PV”) and sapphire (including LED) industries continue to face the significant challenges described in the Company’s Transition Report, including, among others, (i) oversupply of, or limited demand for, end products that are manufactured with equipment sold by the Company; (ii) ongoing trade disputes between the U.S., European Union and South Korea, on the one hand, and China on the other, which have adversely impacted the businesses of the Company’s customers in China (where a majority of the Company’s customers are located) and continues to create uncertainty among the Company’s customers and the industries the Company serves; (iii) liquidity challenges being faced by companies in the polysilicon, PV and sapphire industries, due in part to changes in the global capital markets which have resulted in a more stringent lending environment which in turn has caused decreased spending within the industries the Company serves, as customers try to preserve their liquidity; (iv) deterioration of the financial health of the Company’s customers and (v) structural changes in the PV industry which, the Company believes, will require that any recovery in the PV market will be driven by changes in technology and that demand for existing multicrystalline products (DSS) will be very limited.

Taking these factors into account, during December 2012, the Company determined that, (i) it would discontinue any significant future investments in the DSS product line and (ii) the vast majority of the amounts in the Company’s backlog attributable to DSS equipment is at risk of not converting into revenue and, accordingly, future sales of DSS will be limited. The Company has taken a number of strategic actions, including idling the Company’s HiCz Hazelwood facility in St. Louis and shifting the related research and development to Merrimack, New Hampshire. These factors triggered impairment assessments that resulted in impairment charges in December 2012 of $60,192 related to PV inventory, $8,352 related to all remaining PV vendor advances, $57,037 related to PV goodwill, and $29,261 related to certain long-lived, intangible and other assets located at the Company’s HiCz Hazelwood facility.

For the three month period ended March 30, 2013, the Company incurred a loss from operations of $26.3 million, a net loss of $18.7 million, and used $54.0 million in cash for operating activities.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

On February 27, 2013, the Company, Bank of America N.A. and certain lenders agreed to amend certain provisions of the 2012 Credit Agreement, the relevant terms of which are described in Note 15, Long Term Debt and Convertible Notes (the “2013 Amendment”). The 2013 Amendment was obtained as the Company anticipated that it may not have been able to maintain compliance with certain financial covenants as of March 30, 2013 (or for the remainder of 2013). The 2013 Amendment waives the application of the leverage and interest coverage ratios through June 2014 (the “waiver period”) and requires the Company to comply with new financial covenants during the waiver period. The new financial covenants require us to maintain at all times minimum levels of liquidity, as defined in the 2013 Amendment, and quarterly cumulative minimum amounts of Consolidated Adjusted Earnings Before Interest, Tax, Depreciation and Amortization, as defined in the 2013 Amendment. Based on the Company’s forecasts, the Company expects to be in compliance with the revised financial covenants through the waiver period. In the event that the Company is unable to achieve its operating forecasts, the Company could be required to pay all outstanding amounts due under the Credit Agreement.

Management believes that the Company has sufficient cash resources to fund operations for at least the next twelve months including repayment of amounts outstanding under the Credit Agreement, if necessary.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Transition Report for the nine-month period ended December 31, 2012, filed with the SEC on March 1, 2013. There were no significant changes to the significant accounting policies during the three months ended March 30, 2013.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2013, the Company adopted Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. The required disclosure is in Note 18 below.

4. Acquisitions

Acquisition of Certain Assets of Twin Creeks Technologies, Inc.

On November 8, 2012 (“Acquisition Date”), the Company acquired certain assets and intellectual property of Twin Creeks Technologies, Inc. (“Twin Creeks”), a privately owned company involved in the development of an ion implanter technology, which the Company refers to as the Hyperion ion implanter. The assets were purchased from Twin Creeks’ lenders in a private sale for total consideration with a fair value of $15,372. The purchase consideration consisted of $10,172 in cash and a potential additional $40,000 of contingent consideration. The fair value of the contingent consideration was estimated at $5,200 at the date of acquisition.

The acquisition of these select assets, and the associated in-process research and development, is intended to have a broad application in the production of engineered substrates for power semiconductors, uses within the sapphire and LED industries and thin wafers for solar applications. In addition, the Company expects to pursue the development of thin sapphire laminates for use in applications such as cover and touch screen devices.

The transaction has been accounted for as a business combination and is included in the Company’s results of operations from the Acquisition Date. The acquired assets did not contribute revenues from the Acquisition Date to December 31, 2012.  In addition, costs incurred were not material to the Company’s consolidated results in the same time period.  The goodwill created by the transaction is expected to be deductible for tax purposes.  The results of the acquired assets, including goodwill, are included in the Company’s photovoltaic (“PV”) and sapphire segments.

As of March 30, 2013, the valuation of acquired assets, and assumed liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the Acquisition Date in order to finalize its valuation. Based on new information gathered about facts and circumstances that existed as of the Acquisition Date related to the valuation of certain acquired assets and assumed liabilities, the Company updated the preliminary valuations of assets acquired during the three months ended March 30, 2013 which resulted in an increase to goodwill of $2.0 million and a decrease to deferred tax assets of $2.0 million as reflected in the table below. The

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

adjustments have been retrospectively applied to the December 31, 2012 balance sheet. These adjustments had no impact on the statement of operations or statement of cash flows. A summary of the preliminary purchase price allocation for the acquisition of certain assets and assumed liabilities of Twin Creeks is as follows:

Fair value of consideration transferred:

Cash	$10,172
Contingent consideration obligations	5,200
Total fair value of consideration	$15,372

Fair value of assets acquired and liabilities assumed:

Property, plant and equipment	$1,529
Other assets	23
In-process research and development	12,300
Goodwill	2,907
Accounts payable	(1,362)
Other current liabilities	(25)
Total net assets acquired	$15,372

The purchase consideration includes contingent consideration payable by the Company in the form of a royalty on net sales of hydrogen ion implantation systems, related equipment, parts and accessories and materials made from hydrogen ion implantation systems and of royalties from any sub-licenses granted by the Company of the underlying intellectual property acquired. These payments are subject to the Company’s right to set-off up to $6,000 for infringement claims brought by third-parties related to the intellectual property acquired. The royalty amount payable runs for the 15-year term of the license agreement and is capped at $40,000. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from assessments of future revenue. The weighted-average undiscounted probable outcome that the Company initially used to value the contingent consideration arrangement was $27,562. During the three months ended March 30, 2013, the Company recorded contingent consideration expense of $336 related to the accretion of the liability to its fair value at March 30, 2013.

Intangible assets are composed of the estimated fair value of acquired in-process research and development (“IPR&D”) related to the Hyperion™ ion implanter technology. At the Acquisition Date and through March 30, 2013, the Hyperion™ ion implanter technology had not reached commercial technological feasibility nor had an alternative future use and is therefore considered to be IPR&D. The estimated fair value was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows from the Hyperion™ tool were based on certain key assumptions, including estimates of future revenue and expenses and taking into account the stage of development of the technology at the Acquisition Date and the time and resources needed to complete development. The Company used a discount rate of 28% and cash flows that have been probability-adjusted to reflect the risks of product commercialization. This discount rate used is comparable to the estimated internal rate of return on Twin Creeks operations and represents the rate that market participants would use to value the intangible assets.

The major risks and uncertainties associated with the timely and successful completion of development include the Company’s ability to demonstrate technological feasibility of the product and to successfully complete this task within budgeted costs. Consequently, the eventual realized value of the acquired IPR&D may vary from its estimated fair value at the date of acquisition.

The acquisition of certain select assets of Twin Creeks did not have a material effect on the Company’s results of operations for the three months ended March 30, 2013. Pro forma results of operations have not been presented due to the immaterial nature of these amounts.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

5. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the assumptions used, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is applied as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. There were no transfers between such levels in the three month period ended March 30, 2013.

The following table provides the assets and liabilities measured and reported at fair value on a recurring basis at March 30, 2013 and December 31, 2012:

	March 30, 2013
	Total Carrying	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$200,087	$200,087	$—	$—
Forward foreign exchange contracts	4	—	4	—
Liabilities:
Contingent consideration	$10,651	$—	$—	$10,651

	December 31, 2012
	Total Carrying	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$200,041	$200,041	$—	$—
Forward foreign exchange contracts	230	—	230	—
Liabilities:
Contingent consideration	$10,315	$—	$—	$10,315

The Company’s money market mutual funds are valued using readily available quoted market prices for identical assets.

The Company’s counterparties to its forward foreign exchange contracts are financial institutions. These forward foreign exchange contracts are measured at fair value using a valuation which represents a good faith estimate of the midmarket value of the position, based on estimated bids and offers for the positions, which are updated each reporting period. The Company considers the effect of credit standings in these fair value measurements (Level 2). There have been no changes in the valuation techniques used to measure the fair value of the Company’s forward foreign exchange contracts (see Note 8 below for additional information about the Company’s derivatives and hedging activities).

The Company has classified contingent consideration related to its acquisitions within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. The Company determined the fair value of its contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain targets. The Company establishes discount rates to be utilized in its valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain technical, financial and operation targets, the Company utilizes data regarding similar milestone events from its own

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

experience, while considering the inherent difficulties and uncertainties in developing a product. On a quarterly basis, the Company reassesses the probability factors associated with the financial, operational and technical targets for its contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.

The key assumptions as of March 30, 2013 related to the contingent consideration from the acquisition of certain assets of Twin Creeks used in the model include: (i) discount rate of 28% for purposes of discounting the low, base and high case scenarios associated with achievement of the revenue based earn-out. The probabilities assigned to these scenarios were 45%, 50% and 5% for the low, base and high case scenarios, respectively. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

During the three months ended March 30, 2013, there was no change in the fair value of the contingent consideration liability related to the Confluence Solar acquisition.

The Company recorded contingent consideration expense in the condensed consolidated statements of operations of $336 for the three months ended March 30, 2013 and $527 for the three months ended March 31, 2012, and all of which was allocated to the corporate services reporting segment.  Changes in the fair value of the Company’s Level 3 contingent consideration obligations during the three months ended March 30, 2013 and three months ended March 31, 2012 were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Fair value as of the beginning of the period	$10,315	$23,713
Acquisition date fair value of contingent consideration obligations related to acquisitions	—	—
Changes in the fair value of contingent consideration obligations	336	527
Payments of contingent consideration obligations	—	(1,767)
Fair value at the end of the period	$10,651	$22,473

The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities. The Company did not hold any short-term investments at March 30, 2013 or December 31, 2012. The following table provides the carrying and fair values of the Company’s long-term debt obligations and 3.0% convertible senior notes due 2017 as of March 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
Description	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
2012 Term Facility, including current portion
March 30, 2013	$99,563	$—	$99,862	$—	99,862
December 31, 2012	$139,563	$—	$139,563	$—	139,563
3.00% Senior Convertible Notes
March 30, 2013	$160,044	$—	$166,734	$—	166,734
December 31, 2012	$157,440	$—	$157,300	$—	157,300

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

6. Goodwill and Other Intangible Assets

Other than the purchase price adjustments in connection with the acquisition of certain assets of Twin Creeks as described in Note 4 above, which we retrospectively recorded as of December 31, 2012, there were no changes to the carrying value of goodwill during the three months ended March 30, 2013.

Acquired intangible assets subject to amortization at March 30, 2013 and December 31, 2012 consisted of the following:

	Weighted Average	March 30, 2013			December 31, 2012
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible assets
Photovoltaic:
Technology	9.5 years	$72,200	$16,606	$55,594	$72,200	$14,951	$57,249
Trade names / Trademarks	8.6 years	7,100	3,153	3,947	7,100	3,036	4,064
Subtotal:		79,300	19,759	59,541	79,300	17,987	61,313

Polysilicon:
Technology	2.6 years	1,500	1,500	—	1,500	1,500	—
Subtotal:		1,500	1,500	—	1,500	1,500	—

Sapphire:
Customer relationships	6.0 years	4,100	1,822	2,278	4,100	1,651	2,449
Technology	10.0 years	17,300	4,613	12,687	17,300	4,181	13,119
Order backlog	1.2 years	500	500	—	500	500	—
Trade names	8.0 years	1,100	367	733	1,100	332	768
Non-compete agreements	5.8 years	1,000	478	522	1,000	433	567
Subtotal:		24,000	7,780	16,220	24,000	7,097	16,903
Total finite-lived intangible assets		104,800	29,039	75,761	104,800	26,584	78,216

Indefinite-lived intangible assets
In-process research and development		12,300	—	12,300	12,300	—	12,300
Total intangible assets		$117,100	$29,039	$88,061	$117,100	$26,584	$90,516

The weighted average remaining amortization periods for the (i) photovoltaic, (ii) polysilicon and (iii) sapphire intangibles were 7.51 years, 0 years and 6.23 years, respectively, as of March 30, 2013. As of March 30, 2013, the estimated future amortization expense for the Company’s intangible assets is as follows:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

Year Ending December 31,	Amortization Expense
2013 (remaining nine months)	$7,365
2014	9,799
2015	9,770
2016	9,437
2017	8,970
2018	8,908
Thereafter	21,512

7. Customer Concentrations

The following customers comprised 10% or more of the Company’s total revenue or accounts receivable for the, or as of, the periods indicated:

	Three Months Ended				As of
	March 30, 2013		March 31, 2012		March 30, 2013		December 31, 2012
		% of		% of	Accounts	% of	Accounts	% of
	Revenue	Total	Revenue	Total	Receivable	Total	Receivable	Total
Photovoltaic Customers
Customer #1	*	*	*	*	$2,592	13%	*	*
Customer #2	*	*	*	*	*	*	$2,478	10%
Polysilicon Customers
Customer #3	$34,915	60%	*	*	*	*	*	*
Customer #4 (1)	*	*	$52,994	15%	*	*	*	*
Customer #5	*	*	82,316	23%	*	*	*	*
Customer #6	*	*	*	*	*	*	3,248	14%
Customer #7	*	*	*	*	*	*	9,085	38%
Customer #8	*	*	*	*	2,484	12%	*	*
Sapphire Customers
Customer #9	10,462	18%	40,169	11%	7,722	38%	*	*

*                                         Amounts from these customers were less than 10% of the total as of, or for, the respective period.

(1)                                 Total revenue recognized from this customer for the three months ended March 31, 2012 was $86,766, or 24% of total revenue. Not included in the table above for the three months ended March 31, 2012 is $33,772, or 9% of total revenue for that period for sales to this customer that have been included in the sapphire business.

The Company requires most of its customers to either post letters of credit or make advance payments of a portion of the selling price prior to delivery. Approximately $13,131 (or 64%) and $16,557 (or 69%) of total accounts receivable as of March 30, 2013 and December 31, 2012, respectively, were secured by letters of credit.

8. Derivative and Hedging Activities

The Company enters into forward foreign currency exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months of entering into the contract. As of March 30, 2013, the Company had forward foreign currency exchange contracts with notional amounts of 1,885 Euros.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

The following table sets forth the balance sheet locations and fair value of the Company’s forward foreign currency exchange contracts at March 30, 2013 and December 31, 2012:

	Balance Sheet Location	March 30, 2013	December 31, 2012
Instruments Designated as Cash Flow Hedges
Forward foreign currency exchange contracts—assets	Prepaid expenses and other current assets	$4	$230

The following table sets forth the effect of the Company’s forward foreign currency exchange contracts designated as hedging instruments on the condensed consolidated statements of operations for the three months ended March 30, 2013 and March 31, 2012:

Instruments Designated as Cash Flow Hedges

	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended
March 30, 2013	$35	Cost of revenue	$—	Other, net	$—
March 31, 2012	$(1,385)	Cost of revenue	$(930)	Other, net	$—

During the three months ended March 30, 2013,  there were no losses reclassified into earnings as a result of the Company discontinuing cash flow hedging.   Approximately $19 of accumulated gain included in other comprehensive income as of March 30, 2013 is expected to be reclassified into earnings over the next twelve months.

9. Inventories

Inventories consisted of the following:

	March 30, 2013	December 31, 2012
Raw materials	$104,533	$97,957
Work-in-process	6,250	5,100
Finished goods	39,959	30,229
	$150,742	$133,286

10. Other Assets

Other assets consisted of the following:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

	March 30, 2013	December 31, 2012

Inventory	$36,724	$33,834
Vendor advances	19,000	20,664
Deferred financing fees	9,251	8,787
Deferred income taxes	12,766	15,424
Other	9,457	8,211
	$87,198	$86,920

11. Warranty

The following table presents warranty activities:

	Three Months Ended
	March 30, 2013	March 31, 2012

Product warranty liability, beginning of the period	$10,711	$4,764
Accruals for warranties issued	2,574	2,639
Payments under warranty	(2,134)	(1,178)
Product warranty liability, end of period	$11,151	$6,225

12. Restructuring Charges and Asset Impairments

October 2012 Restructuring

As part of a program to reduce costs and increase operational efficiencies, the Company announced, on October 31, 2012, a plan to streamline worldwide operations to better align its cost structure with current market conditions by reducing its global workforce and closing or consolidating certain facilities. In the three months ended March 30, 2013, the Company recorded $362 of severance related expense in connection with the streamlining of operations, of which $145, $159, $14 and $44 related to the corporate, PV, polysilicon and sapphire segments, respectively.

Hazelwood Facility Idling

On January 10, 2013, the Company announced its plan to cease operations at its Hazelwood, Missouri facility (“Hazelwood facility”). The idling of the Hazelwood facility is part of the Company’s effort to reduce costs and optimize its research and development activities and the idling of the facility was completed by March 30, 2013. In connection with this action, the Company terminated the employment of 37 of the Hazelwood facility employees at various dates in the first quarter of fiscal 2013. The Company determined that as of December 31, 2012 it was probable that employees would be entitled to receive severance and related benefits and that these amounts were estimable and accordingly recorded the expense during the three months ended December 31, 2012. In connection with the idling of the Hazelwood facility, the Company recorded $29,782 of restructuring and asset impairment expense during the three months ended December 31, 2012 to the PV segment, comprised of $521 of severance and related benefits and $29,261 for the write-down to fair value of certain long-lived, intangible assets and other assets associated with the Hazelwood facility. During the three months ended March 30, 2013, the Company recorded $1,854 of additional charges related to the Hazelwood facility’s lease exit costs and $642 of other contract termination costs related to this facility.  The Company has determined the long-lived asset group of the Hazelwood facility, which has a carrying value of $5,165, does not meet the held-for-sale criteria at March 30, 2013.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

The Company reports expense for its restructuring charges and asset impairments separately in the condensed consolidated statements of operations. The restructuring charges and remaining accrued expenses, which are included in accrued expenses on the Company’s condensed consolidated balance sheet as of March 30, 2013 are as follows:

	Employee Related Benefits	Lease Exit and Contract Termination Costs	Total
Balance as of December 31, 2012	$2,076	$133	$2,209
Charges	362	2,496	2,858
Cash Payments	(1,142)	(259)	(1,401)
Balance as of March 30, 2013	$1,296	$2,370	$3,666

13. Income Taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate which takes into account operations in the U.S. and in other tax jurisdictions. Changes in the mix of pre-tax income recognized between the U.S. and foreign tax jurisdictions impacts the Company’s effective tax rate. Any discrete tax adjustments are recorded in the specific quarter they arise.

The Company’s effective tax rate was 44.3% (benefit) for the three-month period ended March 30, 2013 and 31.4% provision for the three-month period ended March 31, 2012. The effective tax rate for the three months ended March 30, 2013, was impacted by a favorable provision to prior tax return adjustments as well as the reinstatement of the Federal Research and Development credit.  The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income by jurisdiction; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

A reconciliation of the change in unrecognized tax benefits for the three months ended March 30, 2013 is as follows:

Unrecognized tax benefits at December 31, 2012	$26,322
Increases related to current year tax positions	106
Increases related to prior year tax positions	267
Settlements with tax authorities	$(980)
Unrecognized tax benefits at March 30, 2013	$25,715

The Company also recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three-month period ending March 30, 2013, the Company recorded an income tax benefit of $199, which was the result of reversing certain interest and penalty accruals.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by federal, state, and foreign tax authorities. The Company’s U.S. tax returns have been settled through fiscal years ending March 31, 2008. The Company continues to be under examination by the Internal Revenue Service, or IRS for its fiscal years ending March 28, 2009 and April 3, 2010. In addition, the statute of limitations is open for all state and foreign jurisdictions. As of March 30, 2013, the Company has classified approximately $1,221 of unrecognized tax benefits as current. These unrecognized tax benefits relate to positions under examination for the fiscal 2009 and fiscal 2010 tax years.  During the three months ended March 30, 2013 and March 31, 2012, the Company paid $15,581 and $1,306 for estimated taxes, respectively.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

14. Commitments and Contingencies

Purchase Commitments

The Company’s commitments to purchase raw materials, research and development and other services from various suppliers and vendors are estimated to be $136,574 and $214,611 as of March 30, 2013 and December 31, 2012, respectively. The majority of these commitments as of March 30, 2013 are due within the next twelve months.

As a result of the factors outlined under the “Recent Developments” in Note 1 above, the Company expects to terminate purchase commitments for DSS inventory components in fiscal 2013 and beyond. These purchase contracts generally require a payment to the vendors to reimburse them for costs incurred, if any, through the termination date. No amount has been accrued as of March 30, 2013, as these purchase orders have not been terminated at March 30, 2013. The gross amount of remaining purchases under these purchase orders was $16,165 as of March 30, 2013, and the Company may negotiate with the vendors to determine the amount payable upon termination of these purchase orders.

Litigation Contingencies

The Company is subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

15. Long-Term Debt and Convertible Notes

Bank of America Credit Agreement

On January 31, 2012, the Company, its U.S. operating subsidiary (the “U.S. Borrower”) and its Hong Kong subsidiary (the “Hong Kong Borrower”) entered into a credit agreement (the “2012 Credit Agreement”), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (or “Bank of America”) and the lenders from time to time party thereto. The 2012 Credit Agreement consists of a term loan facility (the “2012 Term Facility”) provided to the U.S. Borrower in an aggregate principal amount of $75,000 with a final maturity date of January 31, 2016, a revolving credit facility (the “U.S. Revolving Credit Facility”) available to the U.S. Borrower in an aggregate principal amount of $25,000 with a final maturity date of January 31, 2016 (this revolving facility is no longer available pursuant to the 2013 Amendment (as described below)) and a revolving credit facility (the “Hong Kong Revolving Credit Facility”; together with the U.S. Revolving Credit Facility, the “2012 Revolving Credit Facility”; and together with the 2012 Term Facility, the “2012 Credit Facilities”) available to the Hong Kong Borrower in an aggregate principal amount of $150,000 (which was reduced to $125,000 pursuant to the 2013 Amendment further described below) with a final maturity date of January 31, 2016.

On various dates between June 15, 2012 and June 25, 2012, the Company, the U.S. Borrower and the Hong Kong Borrower requested and received approval for increases in the 2012 Term Facility for the U.S. Borrower in an aggregate amount equal to $70,000 (the “Incremental Term Loans”) pursuant to the 2012 Credit Agreement.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

As a result of the Incremental Term Loans, the aggregate term loan under the 2012 Credit Agreement was increased from $75,000 to $145,000, all of which was borrowed by the U.S. Borrower. The Company pre-paid $40,000 of the 2012 Term Facility pursuant to the 2013 Amendment (as described below) which payment did not reduce the amortization of the Term Loan.

All of the material terms and conditions related to the Incremental Term Loans were identical to the terms and conditions that apply to the 2012 Term Facility, including the final maturity date of January 30, 2016 and the interest rate. The Incremental Term Loans amortize over the same period, and in proportional amounts, as the 2012 Term Facility, commencing with the first amortization payment under both term facilities in June 2012.

The 2012 Credit Facilities are available in the form of base rate loans based on Bank of America’s prime rate plus a margin of 3.50% or Eurodollar rate loans based on LIBOR plus a margin of 4.50% (which reflects increases pursuant to the 2013 Amendment). The 2012 Term Facility amortizes in equal quarterly amounts which in the aggregate equal 5% of the original principal amount of the 2012 Term Facility in each of years 1 and 2 of the loan and 10% of the original principal amount of the 2012 Term Facility (as such amount was increased pursuant to the Incremental Team Loans) in each of years 3 and year 4 of the loan, with the balance payable on January 31, 2016. The 2012 Credit Facilities are subject to mandatory prepayment in the event that the Company has excess cash flow or receives cash proceeds from any asset sale, casualty event or issuance of indebtedness not otherwise permitted under the 2012 Credit Agreement during any fiscal year, subject to certain thresholds and other exceptions. The 2012 Credit Facilities also requires the Company to comply with certain covenants, including financial ratio covenants (as described further below and as modified pursuant to the 2013 Amendment).  Proceeds of the 2012 Term Facility and 2012 Revolving Credit Facility are available for use by the Company and certain of its subsidiaries for general corporate purposes; however, the use of the 2012 Revolving Facility is restricted to use in connection with letters of credit. The full amount of the 2012 Term Facility was drawn by the U.S. Borrower on January 31, 2012 and no amounts have been drawn on the 2012 Revolving Credit Facility as of such date. The Company will use the 2012 Revolving Credit Facility in connection with the issuance of letters of credit up to the aggregate principal amount of the 2012 Revolving Credit Facility or for other purposes as permitted under the 2012 Revolving Credit Facility and the 2013 Amendment.

On September 24, 2012, the lenders authorized the Company to issue the Notes (described below) and to enter into the convertible note hedge and warrant transactions pursuant to an amendment (the “2012 Amendment”) to the 2012 Credit Agreement.  In addition, the 2012 Amendment imposes a minimum liquidity test that must be met in order to make a cash payment to the holders of Notes in connection with any conversion event in respect of the Notes. In order to make such a payment, the Company must have a combined minimum of $150,000 in unrestricted cash and cash equivalents and availability under the 2012 Revolving Credit Facility.  The 2012 Amendment is described more fully in Note 10, Long Term Debt and Revolving Credit Facility, included in the Transition Report.

The Company may, at its option, prepay borrowings under the 2012 Credit Agreement (in whole or in part), at anytime without penalty subject to conditions set forth in the 2012 Credit Facility. The Company is required to make certain mandatory prepayments as fully described in Note 10, Long Term Debt and Revolving Credit Facility, included in the Transition Report.

The 2012 Credit Agreement imposes certain financial covenants on the Company and its subsidiaries regarding ratio of consolidated adjusted earnings-before-interest-taxes-depreciation and amortization (“EBITDA”) (as defined in the 2012 Credit Agreement) levels to consolidated interest changes and maximum leverage ratio (as defined in the Credit Agreement). These covenants were waived through June 2014 pursuant to the 2013 Amendment.

The 2012 Credit Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters (in addition to the financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the 2012 Credit Agreement, transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and restrictions on the Company’s ability to pay dividends to shareholders (as the covenants were modified by the 2013 Amendment).

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

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

On February 27, 2013, the Company (and the U.S. Borrower and Hong Kong Borrower), Bank of America N.A. and certain Lenders agreed to amend certain provisions of the 2012 Credit Agreement (the “2013 Amendment”) . The 2013 Amendment waives the application of the maximum leverage ratio and interest coverage ratio though June 2014 (the “waiver period”). Through this action the Company avoids the possibility of a breach to these covenants. In addition, the 2013 Amendment provides that (i) the Company pay down the 2012 Term Facility by $40,000 (leaving a balance of $100,000 principal amount of the 2012 Term Facility), (ii) the interest rate payable on the loan is increased by 1.5% (which increase drops to 0.75% after the waiver period), (iii) the U.S. Revolving Credit Facility be eliminated and the Hong Kong Revolving Credit Facility was reduced to $125,000 (and providing that such amounts available under the Hong Kong Revolving Credit Facility may only be used for letters of credit during the waiver period), (iv) the Company comply with new covenants during the waiver period to maintain at all times minimum levels of liquidity (as defined in the 2013 Amendment), and quarterly cumulative minimum amounts of Consolidated Adjusted Earnings Before Interest, Tax, Depreciation and Amortization, (as defined in the 2013 Amendment), (v) certain other covenants are revised, including with respect to restrictions on the incurrence of certain additional debt, making certain investments, affiliate transactions and further restrictions on the payment of dividends and making certain stock repurchases (all as described in the 2013 Amendment), (vi) we pay certain fees to the Lenders and (vii) that certain subsidiaries of the Hong Kong Borrower will provide guarantees and collateral to support the Hong Kong Revolving Facility.

The borrowings under the 2012 Credit Facility are secured by a lien on substantially all tangible and intangible property of the Company and certain of its subsidiaries (including the U.S. Borrower).

Additional information regarding the 2012 Credit Agreement, 2012 Amendment and 2013 Amendment (including the assets that secure the Company’s obligations) are contained in Note 10, Long Term Debt and Revolving Credit Facility, as included in the Transition Report.

Interest expense related to 2012 Term Facility and 2012 Revolving Credit Facility was $2,975 for the three-month period ended March 30, 2013 and $729 for the three-month period ended March 31, 2012, which includes amortization of debt fees related to both facilities, as well as the associated commitment fees. The weighted average interest rate for the three-month period ended March 30, 2013 was 3.59%. There was no interest capitalized on construction-in-process contracts for the three-months ended March 30, 2013. The balance of deferred financing costs at March 30, 2013 was $4,377 and is included in other assets on the consolidated balance sheet.

The Company uses amounts available under the Hong Kong Revolving Credit Facility in connection with standby letters of credit related to customer deposits. As of March 30, 2013, the Company had $23,666 of outstanding letters of credit pursuant to the Hong Kong Revolving Credit Facility resulting in $101,335 of available credit under the Hong Kong Revolving Credit Facility. The Credit Agreement allows the Company to cash collateralize letters of credit up to an amount of $35,000 to the extent that outstanding standby letters of credit exceed the amount of our Hong Kong Revolving Credit Facility.  The U.S. Revolving Credit Facility is no longer available.

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

The Notes will mature on October 1, 2017, unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under certain conditions, based on an initial conversion rate of 129.7185 shares of common stock per $1,000 principal amount of Notes (28.5 million shares) (which represents an initial effective conversion price of the Notes of $7.71 per share), subject to adjustment as described in the Indenture.

The effective interest rate on the liability component of the Notes was 10.7% as of March 30, 2013. Interest expense incurred in connection with the Notes consisted of the following:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

Three Months Ended
March 30, 2013
Contractual coupon rate of interest	$1,669
Discount amortization	2,828
Interest expense - Convertible Notes	$4,497

The carrying value of our Notes consisted of the following:

March 30, 2013
Principal balance	$220,000
Discount, net of accumulated amortization of $5,160	(59,956)
Carrying amount	$160,044

The Company will be required to repay the following principal amounts under the 2012 Term Facility, Incremental Term Loans and Notes:

Principal
Fiscal Year Ending	Payments
2013 (remaining 9 months)	$7,250
2014	12,688
2015	14,500
2016	65,125
2017	220,000
Total	$319,563

Additional information regarding the Notes, and regarding certain warrants (the “Warrants”) and convertible note hedge transactions (issued and entered into, as applicable, in connection with the issuance of the Notes) is contained in Note 10, Long Term Debt and Revolving Credit Facility, to the Transition Report.

16. Share-Based Compensation

The Company recorded $4,423 and $4,170 of expense related to share-based compensation during the three months ended March 30, 2013 and March 31, 2012, respectively. Share-based compensation cost capitalized as part of inventory was not material for all periods presented.

During the three months ended March 30, 2013, no option awards were granted to executives or employees of the Company.

During the three months ended March 30, 2013, the Company granted time-based restricted stock units to certain executives, employees and directors of the Company for 2,649 shares of the Company’s common stock.  Time-based restricted stock units provide for the holder to receive shares of the Company’s common stock at the time such units vest or restrictions on such units lapse in accordance with the terms of the restricted stock unit agreement. The total fair value of these time-based restricted stock units, which was based on the fair value of the Company’s common stock on the date of grant, was $8,432 or $3.18 per share on a weighted average basis.

During the three months ended March 30, 2013, the Company granted certain executives 890 market-based restricted stock units which are earned based upon the achievement of certain stock price thresholds (and, if these price thresholds are satisfied, vest upon meeting certain continued service requirements). The total fair value of these market-based restricted stock units was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award; these inputs include the expected volatility factor, risk free interest rate, expected term (in years) and expected dividend yield. The total fair value of these restricted stock units was $2,688, or $3.02 per share on a weighted average basis.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

As of March 30, 2013, the Company had unamortized share-based compensation expense related to stock options, time-based restricted stock unit awards and market-based restricted stock unit awards of approximately $31,965 after estimated forfeitures. The remaining unamortized share-based compensation expense related to stock options, time-based restricted stock unit awards and market-based restricted stock unit awards will be recognized over an estimated weighted average remaining requisite service period of 2.26 years.

17. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three months ended March 30, 2013:

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Par Value	Capital	Earnings	(Loss)	Equity
Balance as of January 1, 2013	119,293	$1,193	$183,565	$56,687	$806	$242,251
Net loss	—	—	—	(18,681)	—	(18,681)
Other comprehensive income	—	—	—	—	1	1
Option exercises and vesting of restricted stock units	143	1	42	—	—	43
Share-based compensation expense	—	—	4,384	—	—	4,384
Excess tax deficiency from share-based award activity	—	—	(329)	—	—	(329)
Minimum tax withholding payments for employee share-based awards	(39)	—	(121)	—	—	(121)
Balance as of March 30, 2013	119,397	$1,194	$187,541	$38,006	$807	$227,548

18. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 30, 2013:

	Unrealized Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total

Beginning balance	$(537)	$1,343	$806
Other comprehensive income (loss) before reclassifications	(29)	30	1
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance	$(566)	$1,373	$807

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

19. Earnings Per Share

Basic earnings (loss) per share is computed by dividing the Company’s earnings (loss) by only the weighted average number of common shares outstanding during the period. For a period in which the Company reports net income, diluted earnings per share is computed by dividing the Company’s earnings by the weighted average number of common shares and, when dilutive, the weighted average number of potential common shares outstanding during the period, as determined using the treasury stock method. Potential common shares consist of common stock issuable upon the exercise of outstanding stock options, the Notes, the Warrants, and the vesting of restricted stock units.

The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended
	March 30, 2013	March 31, 2012
Weighted average common shares—basic	119,348	119,407
Dilutive common stock options and restricted stock unit awards (1) (2) (3)	—	1,331
Weighted average common and common equivalent shares—diluted	119,348	120,738

(1) Holders of the Notes may convert the Notes into shares of the Company’s common stock, at the applicable conversion rate, subject to certain conditions. Since it is the Company’s stated intent to settle the principal amount of the Notes in cash, the Company has used the treasury stock method for determining the potential dilution in the diluted earnings per share computation. Since the average price of the Company’s common stock was less than the effective conversion price for such Notes during the reporting periods, the Notes were not dilutive for such periods.

(2) Upon exercise of outstanding Warrants (issued in connection with the issuance of the Notes), holders of the Warrants may acquire up to 28,500 shares of the Company’s common stock at an exercise price of $9.9328. If the market price per share of the Company’s common stock for the period exceeds the established strike price, the Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.  Since the average price of the Company’s common stock was less than the strike price of the warrants for the reporting periods, such warrants were also not dilutive.

(3) As the Company was in a loss position for the three months ended March 30, 2013, certain shares have not been included in the calculation of earnings per share, as their impact would be anti-dilutive. The total number of shares excluded from the calculation of earnings per share because they would be anti-dilutive was 12,356 and 2,191 for the three months ended March 30, 2013 and March 31, 2012.

20. Segment and Geographical Information

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

The PV business manufactures and sells directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast crystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells. The PV business is also developing other technologies, including the HiCz™ equipment tool.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

The polysilicon business manufactures and sells Silicon Deposition Reactors (SDR™) and related equipment used to produce polysilicon, the key raw material used in silicon-based solar wafers and cells, while also providing engineering services and related equipment.  In addition, the polysilicon business sells hydrochlorination technology and equipment that is utilized to convert silicon tetrachloride into trichlorosilane (TCS), which is used as seed material in the manufacture of high purity silicon.

The sapphire business manufactures and sells advanced sapphire crystal growth systems, as well as sapphire materials used in LED applications, and sapphire components used in other specialty markets.

Financial information for the Company’s reportable segments is as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012

Revenue:
PV	$4,364	$31,375
Polysilicon	37,956	153,944
Sapphire	15,456	168,571
Total revenue	$57,776	$353,890
Gross Margin:
PV	$(1,303)	$16,637
Polysilicon	13,137	65,482
Sapphire	1,781	70,209
Total gross margin	$13,615	$152,328
Research and development	16,441	15,248
Sales and marketing	3,286	2,707
General and administrative	14,563	15,170
Contingent consideration expense	336	527
Restructuring charges	2,858	—
Amortization of intangible assets	2,455	2,546
(Loss) income from operations	(26,324)	116,130
Interest income	94	17
Interest expense	(7,480)	(799)
Other, net	190	(52)
(Loss) income before taxes	$(33,520)	$115,296

Geographic Information

The following table presents revenue by geographic region, which is based on the destination of the shipments:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

(In thousands, except per share data)

	Three Months Ended
	March 30, 2013	March 31, 2012
China	$18,738	$216,855
Korea	34,942	89,833
Other Asia	840	41,707
Europe	462	694
United States	2,776	2,923
Other	18	1,878
Total	$57,776	$353,890

A summary of long-lived assets by geographical region is as follows:

	March 30, 2013 (1)	December 31, 2012 (1)

United States	$147,210	$150,738
Luxembourg	61,252	63,024
China	810	1,382
Taiwan	106	121
Hong Kong	1,118	1,252
Total	$210,496	$216,517

(1) Long-lived assets at March 30, 2013 and December 31, 2012, include intangible assets and goodwill of $136,082 and $138,537, respectively, all located in the United States, with the exception of $1,711 and $61,313 of goodwill and intangibles, respectively, at March 30, 2013 and December 31, 2012, which are located in Luxembourg.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “prospects,” “forecasts,” “expect,” “intend,” “may,” “will,” “plan,” “target,” and similar expressions or variations intended to identify forward-looking statements and include statements about our expectations of future periods with respect to, among other things:

•      the polysilicon, photovoltaic (PV) and sapphire (including LED) industries continue to face significant challenges;

•      structural changes in the PV industry, the Company believes, will require that any recovery in the PV market will be driven by changes in technology and that demand for existing multicrystalline products (DSS) will be very limited;

•      future sales of DSS will be limited;

•      Company expects to be in compliance with the covenants under its credit facility with Bank of America N.A. and other lenders;

•      Company has sufficient cash to fund operations for the next twelve months (even if Company was required to re-pay all amounts due under its Credit Facility with Bank of America N.A.);

•      the Hyperion™ ion implanter tool is intended to have broad application in the production of engineered substrates for power semiconductors, uses within the sapphire and LED industries and thin wafers for solar applications;

•      the Company expects to pursue the development of thin sapphire laminates for use in applications such as cover and touch screen device;

•      goodwill created by the acquisition of the assets related to the Hyperion™ ion implanter tool is expected to be deductible for tax purposes;

•      estimated future amortization expense;

•      amount of accumulated gain included in comprehensive income that is expected to be reclassified into earnings;

•      Company expects to terminate purchase commitments for DSS inventory components in fiscal 2013 and beyond  and will negotiate with vendors to determine the amount payable upon termination;

•      Resolution of routine legal proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows;

•      material amounts not expected to be paid by Company under indemnification provisions;

•      the information identified under the heading “Factors Affecting the Results of Our Operations;”

•      Company does not expect to enter into any contracts, in any of the segments, for meaningful revenue or bookings until the second half of 2013;

•      the HiCz equipment offering will be commercially available during 2014;

•      there will be limited sales of new DSS systems to PV manufacturers and, to the extent Company make sales, the prices for which we sell DSS equipment will be significantly below those historically charged to customers;

•      Company expects to have no meaningful sales or revenue from the PV segment in 2013;

•      Company expects to continue to invest in new research and development projects and attempt to expand certain existing product bases and introduce new products;

•      The majority of Company projected income is forecasted to come from the sapphire segment which is taxed primarily in lower tax jurisdictions. Due to this jurisdictional mix of income/loss, Company is projecting a taxable loss in the US, a higher tax jurisdiction while lower tax jurisdictions, namely Hong Kong, is projecting taxable income;

•      Company requires minimal capital expenditures to meet production demands;

•      Company believes existing cash, including cash received under the term facility with Bank of America N.A. (and certain other lenders), 3.0% convertible notes, customer deposits and amounts available under revolving credit facility with Bank of America N.A. (and certain other lenders) will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months;

•      Company does not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio;

•      Company’s future bookings may be even less than in prior periods;

•      Company expects that customers may make requests to modify contracts in the future;

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

•      Demand for Company equipment will continue to remain limited for the short-term amongst Chinese customer base;

•      Final trade rulings will negatively impact equipment customers in China and elsewhere;

•      If the E.U. imposes duties in connection with this investigation, it could harm our business since many of our Chinese customers sell into the E.U.;

•      Company expects that the challenging market environment it faced will continue in 2013 and much of the Company’s business for calendar year 2013 is expected to result from filling orders in backlog and do not expect any meaningful revenue from new contracts until second half of 2013;

•      Company expects that success in the PV market will depend on success in commercializing the HiCz™ equipment offering;

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

•      HiCz offering will target improved ingot efficiencies and lower costs compared to that of multicrystalline silicon materials;

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

•      Company may enter into business combinations or purchases;

•      Company may in the future enter into, arrangements in which we invest in another business without owning all of the voting control of the entity or without the ability to control the decision-making of the entity or may enter into joint development or similar arrangements for the development of technology or sale of products;

•      Company expects a large percentage of future revenue will continue to be derived from sales to customers outside the U.S.;

•      Company expects certain of the holders of its securities may enter into hedging and similar arrangements;

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

•      expected use of cash and capital expenditure in the future;

•      positioned to successfully compete for future market expansions in polysilicon;

•      timing of delivery of our equipment products; and

•      oversupply or decreased demand in the end-markets served by our equipment customers will have an adverse impact on our business (and may require we sell equipment at prices below our historical price).

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

Our PV segment is also developing an equipment offering based on the continuously-fed Czochralski (HiCzTM) growth technology, which is targeted at generating more efficient solar cells than those cells generated using multicrystalline silicon materials.

Sapphire Business

Our sapphire business manufactures and sells sapphire material and equipment. Our sapphire material is manufactured using our advanced sapphire crystal growth furnace, or ASF system. In addition to selling ASF systems, we intend to continue production and sale of sapphire materials in selected specialty markets on a limited scale.

Recent Developments

Amendment to the 2012 Credit Agreement

On January 31, 2012, we, our U.S. operating subsidiary and our Hong Kong subsidiary entered into a credit agreement (the “2012 Credit Agreement”), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer and the lenders from time to time party thereto. The 2012 Credit Agreement consisted of a term loan facility provided to our US operating subsidiary in an aggregate principal amount of $75 million (which was increased to $145 million pursuant to joinder agreements entered into in June 2012), a revolving credit facility available to our U.S. operating subsidiary in an aggregate principal amount of $25 million with a final maturity date of January 31, 2016 and a revolving credit facility available to our Hong Kong subsidiary in an aggregate principal amount of $150 million with a final maturity date of January 31, 2016. The 2012 Credit Agreement contains several covenants that we are required to comply with, among these are a financial covenant that we not (i) exceed a maximum leverage ratio (as defined in the 2012 Credit Agreement) of 2.0 at the end of any period of four consecutive fiscal quarters (as calculated in the 2012 Credit Agreement, as amended in June 2012) and (ii) fall below the minimum interest coverage ratio (as defined in the 2012 Credit Agreement) of 3.5 at the end of any period of four consecutive fiscal quarters (as calculated in the 2012 Credit Agreement).

On February 27, 2013, the Company (our U.S. operating subsidiary and our Hong Kong subsidiary), Bank of America N.A. and certain lenders agreed to amend certain provisions of the 2012 Credit Agreement, which we refer to as the 2013 Amendment. The amendment approved on February 27, 2013 waives the application of the leverage and interest coverage ratios though June 2014 (the “waiver period”). Through this action we avoid the possibility of a breach of these covenants. In addition, the 2013 Amendment provides that (i) we pay down the term facility by $40 million (leaving a balance of $100 million for the term facility), (ii) the interest rate payable on the loan is increased by 1.5% (which increase will be revised to 0.75% after the waiver period), (iii) the revolving credit facility for our US operating subsidiary be eliminated and the revolving credit facility available to our Hong Kong subsidiary was reduced to $125 million (and providing that such amounts may only be used for letters of credit during the waiver period), (iv) we comply with new covenants during the waiver period to maintain at all times minimum levels of liquidity (as defined in the 2013 Amendment), and quarterly cumulative minimum amounts of Consolidated Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (as defined in the 2013 Amendment), (v) certain other covenants are revised, including with respect to restrictions on the incurrence of certain additional debt, making certain investments affiliate transactions and further restrictions on the payment of dividends and stock repurchases (as described in the 2013 Amendment), (vi) we pay certain fees to the Lenders and (vii) that certain subsidiaries of the Hong Kong subsidiary provide guarantees and collateral to support the Hong Kong Revolving Credit Facility. In addition, the undrawn fee payable on the undrawn portion of the revolving commitment increases from 0.50% to 0.75%.

Hazelwood Facility Idling

On January 10, 2013, we announced our plan to cease operations at our Hazelwood, Missouri facility (“Hazelwood facility”). The idling of the Hazelwood facility is part of our effort to reduce costs and optimize research and development activities and the idling of the facility was completed by March 30, 2013. In connection with this action, we terminated the employment of most of the Hazelwood facility employees at various dates in the first quarter of 2013. We determined that as of December 31, 2012 it was probable that employees would be entitled to receive severance and related benefits and that these amounts were estimable and accordingly recorded the expense during the quarter ended December 31, 2012. In connection with the idling of the Hazelwood facility, we recorded $29.8 million of restructuring and asset impairment expense during the quarter ended December 31, 2012 to the PV segment, comprised of approximately $0.5 million of severance and related benefits and $29.3 million for the write-down to fair value of certain long-lived, intangible assets and other assets associated with the Hazelwood facility. During the three months ended March 30, 2013, the Company recorded $1.9 million of additional charges related to the Hazelwood facility’s lease exit costs and $0.6 million of other contract termination costs related to this facility.

Inventory and Long Lived Asset Impairment Charges

Due to the challenges faced in our industries, during the three months ended December 31, 2012, the Company incurred charges of $60.2 million to record PV inventory at its net realizable value, wrote down PV goodwill by $57.0 million and recorded impairment charges of $29.3 million related to certain long-lived, intangible and other assets located at our HiCZ Hazelwood facility.

At March 30, 2013, our PV segment had $4.4 million of goodwill and $59.5 million of finite-lived intangible assets.  If the PV market were to continue to deteriorate or our PV products, including our HiCZ™ tool, were to not generate significant sales in the future, we could be required to take further charges and they may be material.

At March 30, 2013 our sapphire segment had approximately $43.7 million of goodwill and $16.2 million of finite-lived intangible assets.  If our other business segments, polysilicon and sapphire, were to face the same conditions as our PV segment, we may be required to take significant impairment charges for these segments as well.

Factors Affecting the Results of Our Operations

The following are some of the factors, trends and events that we expect will affect our future results of operations:

Demand for our polysilicon and PV products and services are driven by end-user demand for solar power and demand for our sapphire products are driven by end-user demand for sapphire material, including LED-quality material. In each of our three business segments, the end-user demand for the output of our equipment has either declined substantially or supply has surpassed demand. In order to decrease inventories, we believe that companies selling polysilicon, solar cells and wafers and sapphire material, including some of our customers, have had to sell at prices that provide little or no margin. In certain cases, customers have been unable to decrease inventories and/or remain profitable. We expect that these circumstances will continue through calendar year 2013. As a result, much of our business for 2013 will result from filling orders in our backlog and we do not expect that our backlog will increase during the same period. We do not expect to enter into any contracts, in any of our segments, for meaningful revenue or bookings until the second half of 2013. In addition, due to the length of the downturn impacting the solar and sapphire industries, the continued financial health and viability of certain of our customers is uncertain.

The current limited demand for our products or the excess capacity in the end markets our customers serve is exacerbated by trade tensions between China and the U.S. Most recently, in October 2012, the U.S. Commerce Department issued a final ruling and levied anti-dumping duties on billions of dollars of solar panels and cells from China (and set countervailing duties as well). This final ruling will negatively impact our equipment customers in China. This follows a May 2012 Department of Commerce announcement of a preliminary determination that China had violated fair trade policies by “dumping” into the U.S. certain solar products at prices that were intended to advantage Chinese manufacturers. The Chinese government responded by saying these actions were deliberately provoking trade friction between the two nations. In July 2012, the Chinese Ministry of Commerce opened investigations on imports of solar-grade polysilicon from the U.S. and South Korea which may result in trade duties on polysilicon imports from the U.S. and South Korean polysilicon manufacturers. In addition, the European Union, or E.U., has commenced an investigation into whether Chinese solar equipment manufacturers have dumped equipment into the E.U. in violation of trade regulations. If the E.U. imposes duties in connection with this investigation, it could harm our business since many of our Chinese customers sell into the E.U. While this risk may be mitigated to some extent if manufacturing of solar wafers and cells shifted from China to Europe (or locations in other parts of the globe) as there may be increased demand in Europe for polysilicon and PV equipment that cannot be satisfied from China at comparable prices, the E.U. may not allow Chinese companies to avoid the duties by transferring manufacturing operations to Europe. In response to the E.U. investigation, in November 2012, the Chinese Ministry of Commerce announced that it was commencing a trade investigation into European exports of solar-grade polysilicon. Retaliatory tariffs and trade tensions with China and the U.S. and Europe (as well as South Korea, where some of our equipment customers are located) is causing uncertainty in the industry and is having a material adverse impact on our business since we sell into China and our equipment customers sell end products into Europe and the U.S. In particular, we believe that certain of our customers are delaying any purchasing or expansion plans until these various trade matters are resolved and we do not expect such resolution to take place during 2013.

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

We believe that the recent economic downturn that has impacted the PV industry is not merely a cyclical downturn, but is the result of more structural shifts in the industry. We expect that any growth in the industry will be driven by technological changes that bring greater efficiencies and cost-savings. Due to this structural change, we intend to discontinue any significant future investments in our DSS product line. We do have DSS furnaces in inventory and will attempt to sell these during 2013. We may not be able to generate a material amount of revenue from these sales, and expect that the average selling prices for this equipment will be well below our historical averages. Customers may request that we renegotiate terms of existing contracts to obtain lower prices or request that (in lieu of the equipment they ordered) they receive newer technology that we have developed, and such negotiations may result in reduced prices and reduction in the number of units to be delivered and a change in other terms, which may have an impact on our results of operations and our reported order backlog. As margins are dropping in the solar wafer and cell industry, PV companies may require these types of changes to their production equipment contracts in order to continue to maintain operations. We do not expect to release our next PV product offering, the HiCz™ puller, until 2014 and therefore the very limited revenue from DSS sales will be our only source of PV revenue in 2013, and perhaps beyond.

The sovereign debt crisis in Europe has led to economic instability, depreciation of the euro, fiscal austerity, reduction in government support for certain programs (including solar incentives) and slowing growth in the entire region. While we have very limited sales to customers in Europe, a portion of the end-users of solar power and sapphire materials are located in Europe, and as a result, our equipment customers have been negatively impacted by the instability in European economies. We expect that this crisis will cause further decrease in demand for our polysilicon, sapphire and PV equipment offerings. In addition, there is increasing evidence that this economic instability is impacting other regions as well, including China, and may be directly impacting our equipment customers.

There is an excess of polysilicon manufacturing capacity and the market price for polysilicon has significantly declined. As a result, we expect that there will be a greater focus on reducing production costs among polysilicon manufacturers, putting substantial pressure on our customers to lower the cost of equipment they purchase from us or to delay or cancel their purchases of polysilicon production equipment. These factors may also produce consolidation in the industry. We believe we are well positioned to capture a portion of the future demand for polysilicon equipment among the more limited number of manufacturers by delivering equipment with higher throughput and lower power consumption, leading to greater efficiencies and lower manufacturing costs. However, the timing of any future purchases is uncertain and it may be a significant amount of time before we see the benefits of any purchases of equipment, if at all.

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

We have made investments in developing new technology, such as our HiCz puller, silicon carbide furnace and Hyperion™ ion implanter. During the fiscal year ending December 31, 2013, we do not expect to recognize any revenue from these investments.

In addition, our results of operations are affected by a number of other factors including the availability and market price of polysilicon, alumina material, graphite and certain process consumables, availability of raw materials, foreign exchange rates, interest rates, commodity prices (including molybdenum, steel and graphite prices) and macroeconomic factors, including the availability of capital that may be needed by our customers, as well as political, regulatory and legal conditions in the international markets in which we conduct business, including countries such as China, Taiwan and Korea.

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

If a customer fails to perform its outstanding contractual obligations on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for cash damages resulting from the material breach of the terms of the agreement. During the three months ended March 30, 2013, we have identified certain contracts in our order backlog that have not been terminated or modified, however, we expect that certain customers will not fulfill their obligations under these respective contracts. As a result, during the three months ended March 30, 2013, we modified or removed contracts from our reported order backlog resulting in a $356.5 million reduction (almost 100% of the reduction was attributable to four contracts that have not been terminated or modified, but we have removed amounts from our reported backlog). During the nine-month period ended December 31, 2012, we terminated, modified or removed contracts resulting in a $220.5 million reduction in our order backlog (81% of the reduction was attributable to six contracts).  During the three months ended March 30, 2013, we did not record any revenue from terminated contracts and during the nine-month period ended December 31, 2012, we recorded revenues of $8.5 million from terminated contracts.

Although we have a reasonable expectation that most of our customers will substantially perform on their contractual obligations, we attempt to monitor those contracts that we believe to be at risk. Due to recent industry market conditions, we have removed certain amounts from our reported backlog that are attributable to contracts that we do not believe our customers will fulfill.

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

The table below sets forth our order backlog as of March 30, 2013 and December 31, 2012:

	March 30, 2013		December 31, 2012
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$8	1%	$4	1%
Polysilicon business	491	58%	529	42%
Sapphire business	352	41%	716	57%
Total	$851	100%	$1,249	100%

Our order backlog totaled $851.0 million as of March 30, 2013. Our order backlog attributable to our PV, polysilicon and sapphire businesses as of March 30, 2013, included deferred revenue of $146.2 million, of which $2.8 million related to our PV business, $138.3 million related to our polysilicon business and $5.1 million related to our sapphire business. Cash received in deposits related to our order backlog where deliveries have not yet occurred was $142.9 million as of March 30, 2013.

As of March 30, 2013, our order backlog consisted of contracts with 11 PV customers, contracts with 15 polysilicon customers, and contracts with 63 sapphire customers. Our order backlog as of March 30, 2013, included $261.3 million, $144.6 million, $110.3 million and $105.6 million attributed to four different customers, each of which individually represents 31%, 17%, 13% and 12%, respectively, of our order backlog.

Results of Operations

The following tables set forth the results of operations as a percentage of revenue for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Statements of Operations Data:*
Revenue	100%	100%
Cost of revenue	76	57
Gross profit	24	43
Research and development	28	4
Selling and marketing	6	1
General and administrative	25	4
Contingent consideration expense	1	—
Restructuring charges	5	—
Amortization of intangible assets	4	1
(Loss) income from operations	(45)	33
Interest expense	(13)	—
(Loss) income before income taxes	(58)	33
(Benefit) provision for income taxes	(26)	10
Net (loss) income	(32)%	23%

*   Percentages subject to rounding.

Three Months Ended March 30, 2013 compared to Three Months Ended March 31, 2012

Revenue.  The following table sets forth total revenue for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
Business Category	March 30, 2013	March 31, 2012	Change	% Change
	(dollars in thousands)
Photovoltaic business	$4,364	$31,375	$(27,011)	(86)%
Polysilicon business	37,956	153,944	(115,988)	(75)%
Sapphire business	15,456	168,571	(153,115)	(91)%
Total revenue	$57,776	$353,890	$(296,114)	(84)%

Revenue from our PV business decreased 86% to $4.4 million for the three months ended March 30, 2013, as compared to $31.4 million for the three months ended March 31, 2012. The decrease for the three months ended March 30, 2013 is primarily due to (i) decreased demand for our DSS products, which led to fewer orders, (ii) fewer shipments of our DSS products to solar manufacturers, and (iii) lower average selling prices as compared to the corresponding period in the preceding year.  This trend of decreased demand for DSS products began in fiscal year 2012 and, we believe, is the result of the current excess capacity of solar wafers and cells.

Revenue from our polysilicon business decreased 75% to $38.0 million for the three months ended March 30, 2013, as compared to $153.9 million for the three months ended March 31, 2012. This decrease for three months ended March 30, 2013 was driven primarily by revenue recognized related to three customer contracts in the prior year quarter that did not recur in the March 30, 2013 quarter.  For the three months ended March 30, 2013 polysilicon revenue was recognized primarily related to the shipment of equipment related to one customer.  Polysilicon revenue may fluctuate significantly from period to period due to the timing of shipments and the length of time it takes to complete our obligations under the contracts. As a result of this variability, our polysilicon business tends to have a higher level of deferred revenue than our other business segments. Approximately 95% and 93% of our deferred revenue balances at March 30, 2013 and December 31, 2012, respectively, relate to our polysilicon business.

Included in prior year polysilicon revenue are certain polysilicon contracts that required us to recognize revenue ratably over the contract period. Revenue recognition from these contracts commenced when all other elements had been delivered and other contract criteria have been met.  These rights expired on December 31, 2012 and all revenue under these contracts was recognized by this date.  During the three months ended March 31, 2012, we recognized revenue on a ratable basis from these contracts of $52.9 million.

Our sapphire business revenue during the three months ended March 30, 2013 is attributable to the sale of sapphire equipment and material used mostly, we believe, in sapphire-based LED applications and other specialty markets.  Revenue from our sapphire business was $15.5 million for the three months ended  March 30, 2013, as compared to $168.6 million for the three months ended March 31, 2012. The decrease in revenue for our sapphire business is primarily related to the reduction in the number of ASF systems shipped and accepted as compared to the prior period.

A substantial percentage of our revenue results from sales to a small number of customers. Two of our customers accounted for 79% of our revenue for the three months ended  March 30, 2013 and three customers accounted for 59% of our revenue for the three months ended March 31, 2012. No other customer accounted for more than 10% of our revenue during the respective periods:

Gross Profit and Gross Margins.  The following tables set forth gross profit and gross margin for the three months ended March 30, 2013 and March 31, 2012.

	Three Months Ended
	March 30, 2013	March 31, 2012	Change	% Change
	(dollars in thousands)
Gross profit
Photovoltaic business	$(1,303)	$16,637	$(17,940)
Polysilicon business	13,137	65,482	(52,345)
Sapphire business	1,781	70,209	(68,428)
Total	$13,615	$152,328	$(138,713)	(91)%

	Three Months Ended
	March 30, 2013	March 31, 2012
Gross margins
Photovoltaic business	(30)%	53%
Polysilicon business	35%	43%
Sapphire business	12%	42%
Overall	24%	43%

Overall gross profit as a percentage of revenue, or gross margin, decreased to 24% for the three months ended March 30, 2013, from 43% for the three months ended March 31, 2012.

Our gross margins in our PV, polysilicon and sapphire businesses tend to vary depending on the volume, pricing and timing of revenue recognition.

Our PV gross margin for the three months ended March 30, 2013 was (30%), as compared to 53% for the three months ended March 31, 2012. The decrease for the three months ended March 30, 2013 was due primarily to a decrease in the average selling price and number of DSS units shipped as compared to the three months ended March 31, 2012.

Our polysilicon gross margin for the three months ended March 30, 2013 was 35%, as compared to 43% for the three months ended March 31, 2012. The decrease in polysilicon gross margins for the three months ended March 30, 2013 was primarily due to us not recognizing revenue on certain payments which are contingent upon performance metrics being achieved.  Such performance payments would be recognized in a future period, if the performance metrics are achieved, with no corresponding equipment costs.  As compared to the three months ended March 31, 2012, polysilicon margins in that period contained revenues associated with such performance payments on the vast majority of contracts recognized in that period.

Our sapphire gross margin for the three months ended March 30, 2013 was 12%, as compared to 42% for the three months ended March 31, 2012. The decrease in gross margin for the sapphire business during the three months ended March 30, 2013 is related to both the reduction in the number of ASF systems recognized and additional warranty charges incurred when compared to the prior year period.  During the three months ended March 31, 2012, we recorded significant revenues in connection with the sale of our sapphire equipment when compared to  revenue for the three months ended March 30, 2013. Margins on the sale of our sapphire equipment are higher than our margins on sapphire materials and therefore the consolidated margin is lower in periods where a fewer number of ASF systems are recognized as revenue.

Operating Expenses.  The following table sets forth total operating expenses for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012	Change	% Change
	(dollars in thousands)
Operating expenses

Research and development	$16,441	$15,248	$1,193	8%

Selling and marketing	3,286	2,707	579	21%

General and administrative	14,563	15,170	(607)	(4)%

Contingent consideration expense	336	527	(191)	(36)%

Restructuring charges	2,858	—	2,858	—%

Amortization of intangible assets	2,455	2,546	(91)	(4)%
Total	$39,939	$36,198	$3,741	10%

Operating expenses increased 10% to $39.9 million for the three months ended March 30, 2013, as compared to $36.2 million for the three months ended March 31, 2012.

Research and development expenses consist primarily of payroll and related costs, including stock-based compensation expense, for research and development personnel who design, develop, test and deploy our PV, polysilicon and sapphire equipment, materials and services. We expect to continue to invest in new product development and attempt to expand certain of our existing product bases in each of our segments, as well as continue efforts to introduce new products.  Research and development expenses increased by 8% to $16.4 million for the three months ended March 30, 2013, as compared to $15.2 million for the three months ended March 31, 2012. The increase for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012 primarily related to: an increase in employee compensation of $2.4 million, an increase of $1.5 million in IT related expenses, an increase in outside service related costs of $0.5 million, an increase in depreciation of $0.4 million and an increase in facilities expenses of $0.2 million; this increase was offset partially by a decrease in other research and development expenses of $3.7 million, primarily as a result of decreased usage of non-production materials and consumables.

Selling and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses. Selling and marketing expenses increased 21% to $3.3 million for the three months ended March 30, 2013, as compared to $2.7 million for the three months ended March 31, 2012. The increase in sales and marketing expenses for the three months ended March 30, 2013 were driven by an increase in employee compensation of $0.1 million, principally a result of increased internal sales commissions in our polysilicon business.  Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.  In addition, the increase in sales and marketing expenses for the three months ended March 30, 2013 was also attributable to increases in outside services of $0.1 million and an increase in travel and entertainment expenses of $0.1 million, incurred in connection with increased expenses for trade shows.

General and administrative expenses consist primarily of the following components: payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, human resources and other administrative personnel; and fees for professional services. The decrease in general and administrative expenses of 4% to $14.6 million in the three months ended March 30, 2013, as compared to $15.2 million for the three months ended March 31, 2012, was primarily driven by an $0.7 million decrease in facility related expenses; a $0.6 million decrease in outside services expense; and a decrease in other general and administrative expense of $1.2 million.  These decreases for the three months ended March 30, 2013 were offset, in part, by an increase of $1.0 million in payroll and payroll related costs, primarily driven by bonus compensation; and an increase in depreciation expense of $0.7 million.

Contingent Consideration Expense. Contingent consideration expense consists of the accretion of our contingent consideration liabilities to their respective fair values. Contingent consideration expense decreased 36% to $0.3 million for the three months ended March 30, 2013, as compared to $0.5 million for the three months ended March 31, 2012. During the three months ended March 30, 2013, we recognized expense solely associated with the acquisition of certain select assets and technology related to the Hyperion(TM) ion implanter tool.

Restructuring Charges.  Total restructuring and asset impairment charges for the three months ended March 31, 2013 were $2.9 million, including $1.9 million in additional lease exit costs and $0.6 million of other contract termination costs relating to the Hazelwood facility. In addition, the Company recorded $0.4 million of severance and related benefits. There were no comparable amounts in the prior year quarter.

Amortization Expense.  Amortization of intangible assets consists of the amortization of intangible assets obtained in business or technology acquisitions. Amortization expense attributed to intangible assets remained consistent at $2.5 million for both the three months ended March 30, 2013, and the three months ended March 31, 2012. The balance within amortization expense is driven by the amortization of identified intangible assets related to our acquisitions of both Confluence Solar and Crystal Systems.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense increased to $7.5 million for the three months ended March 30, 2013, as compared to $0.8 million for the three months ended March 31, 2012. The increase is due to i) higher interest rate on our 2012 Credit Facility with Bank of America N.A (and certain other lenders) which was increased pursuant to the 2013 Amendment; ii) an increase in amortization of deferred financing fees and iii) the amortization of the 3.00% Senior Convertible Notes due 2017 discount.  The increase in amortization of deferred financing costs is due to the amortization of deferred financing fees paid in connection with our 3.00% Senior Convertible Notes due 2017 and in connection with the 2013 Amendment, for which we accelerated recognition on a portion of the deferred financing costs.

Provision (benefit) for Income Taxes. Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions.

Our world-wide effective tax rate was 44.3% (benefit) for the three-month period ended March 30, 2013 and 31.4% provision for the three-month period ended March 31, 2012. The effective tax rate for the three months ended March 30, 2013, was impacted by a favorable provision to prior tax return adjustments as well as the reinstatement of the Federal Research and Development credit.

Changes in the mix of income before income taxes between the U.S. and foreign jurisdictions also impacted our effective tax rates. The majority of our projected income is forecasted to come from the sapphire segment which is taxed primarily in lower tax jurisdictions. Due to this jurisdictional mix of income/loss, we are projecting a taxable loss in the US, a higher tax jurisdiction while lower tax jurisdictions, namely Hong Kong, is projecting taxable income.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to examination by federal, state, and foreign tax authorities. Our U.S. tax returns have settled for fiscal years through March 31, 2008. We are under examination by the Internal Revenue Service, or IRS, for our fiscal years ending March 28, 2009 and April 3, 2010.  In addition, the statute of limitations is open for all state and foreign jurisdictions.

Liquidity and Capital Resources

Overview

We fund our operations generally through cash generated from operations, proceeds from credit facilities and proceeds from exercises of stock awards.

Our cash and cash equivalents balance decreased by $97.9 million during the three months ended March 30, 2013, from $418.1 million as of December 31, 2012 to $320.2 million as of March 30, 2013. On March 30, 2013, we held $260.7 million of cash and cash equivalents in the United States by our U.S. subsidiaries and we held $59.5 million outside the U.S. held by our foreign subsidiaries.  The decrease was principally attributable to the $40.0 million pre-payment on the outstanding term loan under our Credit Agreement entered into in January 2012 with Bank of America N.A. and certain other lenders, net loss of $18.7 million, payments of $1.6 million for the purchase of property, plant and equipment and the remainder of the amount was principally attributable to cash utilized in connection with working capital purchases.

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

Historically, our principal uses of cash are for raw materials and components, wages, salaries and investment activities, such as the purchase of property, plant and equipment, business acquisitions, repurchases of our common stock and payments on outstanding debt. We outsource a significant portion of our equipment manufacturing and therefore we require minimal capital expenditures to meet our production demands.

The following table summarizes our primary cash flows in the periods presented:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(53,964)	$86,351
Investing activities	(1,585)	(13,937)
Financing activities	(42,343)	71,680
Effect of foreign exchange rates on cash	23	(69)
Net (decrease) increase in cash and cash equivalents	$(97,869)	$144,025

Cash Flows from Operating Activities

For the three months ended March 30, 2013, our cash used in operations was $54.0 million. Our cash used in operations was driven primarily by a net loss of $18.7 million, a decrease in customer deposits of $38.2 million, an increase in inventories of $20.8 million, an increase in deferred costs of $17.6 million, a deferred income tax benefit of $16.5 million and a decrease in income taxes payable of $14.1 million. These amounts were offset by a decrease in vendor advances of $24.5 million, an increase in deferred revenue of $24.2 million, an increase in accounts payable and accrued expenses of $4.8 million, share-based compensation expense of $4.4 million and depreciation expense of $4.1 million.

For the three months ended March 31, 2012, our cash provided by operations was $86.4 million. Our cash flow from operations was driven primarily by a decrease in deferred cost of $128.7 million, a decrease in restricted cash of $96.2 million, net income of $79.1 million, an increase in accrued income taxes of $36.1 million and an increase in customer deposits of $26.2 million. These items were partially offset by a decrease in deferred revenue of $234.9 million, a decrease in accounts payable and accrued expenses of $36.3 million and an increase in accounts receivable of $14.9 million.

Cash Flows from Investing Activities

For the three months ended March 30, 2013, our cash used in investing activities was $1.6 million, comprised primarily of capital expenditures for the period.

For the three months ended March 31, 2012, our cash used in investing activities was $13.9 million. This is comprised primarily of capital expenditures for the period of approximately $14.1 million. These capital expenditures were primarily used for expanding our sapphire business and improving our business information systems.

Cash Flows from Financing Activities

For the three months ended March 30, 2013, cash used in financing activities was $42.3 million, driven primarily by a $40.0 million pre-payment of the term loan component of our Credit Agreement, entered into in January 2012, with Bank of America N.A. and certain other lenders, and $2.3 million of financing costs on the outstanding term loan of such Credit Agreement.

For the three months ended March 31, 2012, cash provided by financing activities was $71.7 million, driven primarily by additional borrowings of $75.0 million made under 2012 Credit Agreement.  These cash inflows were offset by payments of deferred financing costs of $3.5 million in connection there with.

We believe that our existing cash, including cash received under the term facility with Bank of America N.A. (and certain other lenders), 3.0% convertible notes, customer deposits and amounts available under our revolving credit facility with Bank of America N.A. (and certain other lenders) will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months. We, however, consistently review strategic opportunities in an effort to find opportunities to improve our products, technologies, operations, overall business and increase shareholder value, these opportunities may include business acquisitions, technology licenses, dividends to shareholders, accelerated prepayments of outstanding indebtedness, share buybacks and joint ventures. If we were to engage in any of the foregoing, it could require that we utilize a significant amount of our available cash to fund additional operations (such as research and development) and, as a result, we may be required to increase our outstanding indebtedness or raise additional capital in through the sale of equity, which may not be available on favorable terms, or at all.

Long Term Debt

Bank of America Credit Agreement

On January 31, 2012, we, our U.S. operating subsidiary (the “U.S. Borrower”) and our Hong Kong subsidiary (the “Hong Kong Borrower”) entered into a credit agreement (the “2012 Credit Agreement”), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (“Bank of America”) and the lenders from time to time party thereto. The 2012 Credit Agreement consists of a term loan facility (the “2012 Term Facility”) provided to the U.S. Borrower in an aggregate principal amount of $75.0 million with a final maturity date of January 31, 2016, a revolving credit facility (the “U.S. Revolving Credit Facility”) available to the U.S. Borrower in an aggregate principal amount of $25.0 million with a final maturity date of January 31, 2016 (pursuant to the 2013 Amendment (described below), the U.S. Revolving Credit Facility is no longer available) and a revolving credit facility (the “Hong Kong Revolving Facility”; together with the U.S. Revolving Credit Facility, the “2012 Revolving Credit Facility”; together with the “Term Facility”, the “2012 Credit Facilities”) available to the Hong Kong Borrower in an aggregate principal amount of $150.0 million with a final maturity date of January 31, 2016 (which amount was reduced to $125 million pursuant to the 2013 Amendment). The 2012 Credit Facilities are available in the form of base rate loans based on Bank of America’s prime rate plus a margin of 2.00% or Eurodollar rate loans based on LIBOR plus a margin of 3.00% (which rates were increased pursuant to the 2013 Amendment).  On various dates between June 15, 2012 and June 25, 2012, the Company, the U.S. Borrower and the Hong Kong Borrower requested and received approval for increases in the 2012 Term Facility for the U.S. Borrower in an aggregate amount equal to $70,000 (the “Incremental Term Loans”) pursuant to the 2012 Credit Agreement.

On February 27, 2013, the Company (our U.S. and Hong Kong operating subsidiaries), Bank of America N.A. and certain lenders agreed to amend certain provisions of the 2012 Credit Agreement (the “2013 Amendment”). The 2013 Amendment waives the application of the leverage and interest coverage financial ratio covenants though June 2014 (the “waiver period”). Through this action we avoid the possibility of a breach to these covenants. In addition, the 2013 Amendment provides that (i) we pay down the term facility by $40.0 million (leaving a balance of $100.0 million for the term facility), (ii) the interest rate payable on the loan is increased by 1.5% (which increase drops to 0.75% after the waiver period), (iii) the revolving credit facility for our US operating subsidiary be eliminated and reduces the revolving credit facility available to our Hong Kong subsidiary to $125.0 million (and providing that such amounts may only be used for letters of credit during the waiver period), (iv) the Company comply with new covenants during the waiver period to maintain at all times minimum levels of liquidity (as defined in the 2013 Amendment), and quarterly cumulative minimum amounts of Consolidated Adjusted Earnings Before

Interest, Tax, Depreciation and Amortization (as defined in the 2013 Amendment), (v) certain other covenants are revised, including with respect to restrictions on the incurrence of certain additional debt, making certain investment, affiliate transactions and further restrictions on the payment of dividends and stock repurchases (as described in the 2013 Amendment), (vi) we pay certain fees to the Lenders and (vii) that certain subsidiaries of the Hong Kong subsidiary will provide guarantees and collateral to support the Hong Kong Revolving Credit Facility. In addition, the undrawn fee payable on the undrawn portion of the revolving commitments increases from 0.50% to 0.75%.

As of March 30, 2013, we had approximately $23.7 million of outstanding letters of credit pursuant to the 2012 Revolving Facilities resulting in approximately $101.3 million of available credit after giving affect to the 2013 Amendment. As of March 30, 2013, there was $99.6 million outstanding under the 2012 Term Facility.  As of March 30, 2013, we were in compliance with the covenants contained in the 2012 Credit Agreement.  For additional information on the 2012 Credit Agreement, see Note 15 to our condensed consolidated financial statements in Item 1 “Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

3.00% Convertible Senior Notes due 2017

On September 28, 2012, we issued $220.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the “Notes”).The net proceeds from the issuance of the Notes were approximately $212.6 million, after deducting fees paid to the initial purchasers and other offering costs. The Notes are senior unsecured obligations, which pay interest in cash semi-annually at a rate of 3.00% per annum. The Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee. The Notes are not redeemable by us.

Convertible Note Hedge Transactions and Warrant Transactions

In connection with the issuance of the Notes, we entered into separate convertible note hedge transactions and warrant transactions with certain counterparties. For additional information on the Notes, the convertible note hedge transactions and warrant transactions, see Note 10 to the notes to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” included in our Transition Report on Form 10-K filed for the nine-month period ended December 31, 2012.

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

Standby Letters of Credit

As of March 30, 2013, we had $23.7 million of standby letters of credit outstanding against the 2012 Revolving Credit Facility, which represented performance guarantees issued against customer deposits. These standby letters of credit are scheduled to expire within the next twelve months and have not been included in the condensed consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

There have been no material changes to our “Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Transition Report on Form 10-K for the nine month ended December 31, 2012, other than:

i)                                         As of March 30, 2013, purchase commitments under agreements totaled $137.7 million, substantially all of which are due within twelve months. As of March 30, 2013, prepayments under certain of these purchase commitments amounted to $28.9 million.

We expect to terminate purchase commitments for DSS inventory components in fiscal 2013 and beyond. These purchase contracts generally require a payment to the vendors to reimburse them for costs incurred, if any, through the date of termination. No amount has been accrued as of March 30, 2013, as these purchase orders have not been terminated at March 30, 2013. The gross amount of remaining purchases under these purchase orders was $16.2 million as of March 30, 2013, and we may negotiate with the vendors to determine the amount payable upon termination of these purchase orders.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2013, we adopted Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. The required disclosure is in Note 18 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

For the three months ended March 30, 2013, there were no significant changes to our critical accounting policies and estimates included in our Transition Report on Form 10-K for the nine-month period ended December 31, 2012, as filed with the SEC on March 1, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Investment Risks

We maintain an investment portfolio which, at March 30, 2013, consisted of $200.1 million of money market mutual funds. At any time a rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. Based on investment positions as of March 30, 2013, a hypothetical movement of plus or minus 50 basis points based on current market interest rates would not have a material impact to the value of our investment portfolio or the income earned in an annual period. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

As of March 30, 2013, we had forward foreign currency exchange contracts with notional amounts of €1.9 million, all of which expire within twelve months. As of March 30, 2013, the fair value and carrying amount of our forward foreign currency exchange contracts was a net asset of less than $0.01 million.

Relative to our foreign currency exposures existing at March 30, 2013, a 10% appreciation (depreciation) of the Euro against the U.S. dollar would result in an increase (decrease) in the fair value of these derivative instruments of approximately $0.2 million.

Interest Rate Risk

Bank of America Credit Agreement

On January 31, 2012, we, our U.S. operating subsidiary and our Hong Kong subsidiary entered into the 2012 Credit Agreement, with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer and the lenders from time to time party thereto, which was subsequently amended. For additional information on the 2012 Credit Agreement, see Note 15 to notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of March 30, 2013, there was $101.3 million available for borrowing under the Hong Kong Revolving Facility. In connection with the amendment to the 2012 Credit Agreement, the U.S. Revolving Credit Facility was reduced to zero and no amounts will be available thereunder.

If the LIBOR rate increases/decreases by 100 basis points from that in effect at March 30, 2013, our annual interest expense would correspondingly increase/decrease by approximately $1.0 million.

3.00% Convertible Senior Notes due 2017

On September 28, 2012, we issued $220 million aggregate principal amount of our 3.00% Convertible Senior Notes due 2017, or the Notes. The Notes were issued under the indenture with U.S. Bank National Association, as trustee, dated September 28, 2012. For additional information on the Notes, see Note 10 Long Term Debt and Revolving Credit Facility to the notes to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” included in our Transition Report on Form 10-K filed for the nine-month period ended December 31, 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We principally sell equipment that is utilized in the manufacture of polysilicon (which is a key component to making solar wafers and cells), silicon ingots (which are, through various cutting and finishing processes, used to make solar cells, modules and wafers) and sapphire boules (which are, through various cutting and finishing processes, used to make, among other things, LED wafers). Each of the polysilicon, solar wafer, modules and cell and LED wafer markets are currently experiencing significant oversupply and/or significant decreased demand. For example, our PV business experienced a 86% decrease in revenue for the three months ended March 30, 2013 as compared to the same period in the prior year. The consequence of this oversupply and decreased demand is that those who sell into these markets (many of whom are customers for our equipment) are either required to sell at very low prices (sometimes selling at a loss) or are unable to sell at all. Many customers are experiencing large increases in their inventories. As a consequence of these conditions, demand for all of our equipment, particularly our polysilicon reactors, DSS furnaces and ASF units, has dropped significantly in the past few quarters. During the nine-month period ended December 31, 2012, we recorded net negative bookings for our PV, polysilicon and sapphire equipment in an aggregate amount of $151.0 million. Given the markets we serve, our future bookings may be even less in twelve months ended December 31, 2013. This has had an adverse impact on our business and will continue to have such an effect, including requiring that we sell products at prices below what we usually charge or resulting in the absence of any meaningful new sales.

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

The global solar industry has continued to experience a significant downturn that has negatively impacted the growth of the industry and the profitability of PV producers and the companies who supply the equipment and materials used in the production of PV products such as wafers, cells and modules. The principal product line of our PV business has been the DSS family of casting furnaces that are used to produce multicrystalline ingots and MonoCast™ ingots.

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

Impairment charges negatively impacted our financial results for the transition period ended December 31, 2012, and additional charges, of comparable or greater magnitude, may be required in the future as a result of the prolonged downturn in the markets we serve.

We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. generally accepted accounting principles. These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the markets we serve. Deterioration in general economic conditions may result in, among other things: declining revenue which can lead to excess capacity and declining operating cash flow; reductions in management’s estimates for future revenue and operating cash flow growth. All of these factors negatively impacted our PV business during the quarter ended December 31, 2012 and, as a result, we recorded a goodwill impairment charge of $57.0 million, an intangible asset charge of $0.5 million, asset impairments of $29.3 million, inventory write downs of $60.2 million and vendor advance impairments of $8.4 million.  At March 30, 2013, our PV segment had $4.4 million of goodwill and $59.5 million of finite-lived intangible assets.  If the PV market were to continue to deteriorate or our PV products, including our HiCzTM tool, were to not generate significant sales in the future, we could be required to take further charges and they may be material.

At March 30, 2013 our sapphire segment had approximately $43.7 million of goodwill and $16.2 million of finite-lived intangible assets.  If our other business segments, polysilicon and sapphire, were to face the same conditions as our PV segment, we may be required to take significant impairment charges for these segments as well. Any future impairment charges may have a material adverse impact on our business and results of operations. In addition, we may be unable to adequately and timely realign our cost structure with softening demand, which would also negatively impact our results.

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

Trade tensions between China and the U.S. have escalated. Most recently, in October 2012, the U.S. Commerce Department issued a final ruling and levied anti-dumping duties on billions of dollars of solar panels and cells from China (and set countervailing duties). This final ruling will negatively impact our equipment customers in China. This follows a May 2012 Department of Commerce announcement of a preliminary determination that China had violated fair trade policies by “dumping” into the U.S. certain solar products at prices that were intended to advantage Chinese manufacturers. The Chinese government responded by saying these actions were deliberately provoking trade friction between the two nations. In addition, Congress has considered legislation targeting China’s currency practices, which would, among other things, impose trade sanctions against Chinese companies that ship finished goods into the U.S. at artificially low prices caused by Chinese currency manipulation. The Chinese government has indicated that passage of this legislation or similar actions could lead to retaliatory tariffs. In July 2012, the Chinese Ministry of Commerce opened investigations on imports of solar-grade polysilicon from the U.S. and South Korea that may result in trade duties on polysilicon imports from the U.S. and South Korean polysilicon manufacturers. In addition, the European Union has commenced an investigation into whether Chinese solar equipment manufacturers have dumped equipment into the E.U. in violation of trade regulations. If the E.U. imposes duties in connection with this investigation, it could harm our business since many of our Chinese customers sell into the E.U. While this risk may be mitigated to some extent if manufacturing of solar wafers and cells shifted from China to Europe (or locations in other parts of the globe) as there may be increased demand in Europe for polysilicon and PV equipment that cannot be satisfied from China at comparable prices, the E.U. may not allow Chinese companies to avoid the duties by transferring manufacturing operations to Europe. In response to the E.U. investigation, in November 2012, the Chinese Ministry of Commerce announced that it was commencing a trade investigation into European exports of solar-grade polysilicon. Retaliatory tariffs and trade tensions with China and the U.S. and Europe (as well as South Korea, where some of our equipment customers are located) is causing uncertainty in the industry and is having a material adverse impact on our business since we sell into China and our equipment customers sell end products into Europe and the U.S. Our business and results of operations would be negatively affected if further anti-dumping or other duties were imposed or a trade war was to occur with China (or if the duties already imposed are not removed). In addition, we expect that any further announcements about or imposition of duties by the U.S. government or E.U. on solar cells imported from China or relating to duties imposed on polysilicon manufacturers by the Chinese government could negatively impact our stock price and may have a material adverse effect on our business and results of operations.

Our credit arrangement contains covenants that impose significant restrictions on us, and if we are unable to comply with financial or other covenants we may be required to pay all or a portion of the indebtedness prior to maturity which could have a significant and adverse impact on our business.

On January 31, 2012, we entered into a credit agreement, or Credit Agreement, with Bank of America, N.A. and certain other lenders, which was subsequently amended in June 2012 to, among other things, increase the amounts borrowed under the term facility component of the Credit Agreement. The Credit Agreement was amended (the “2013 Amendment”) on February 27, 2013 and provided, among other things, that we agree to pre-pay $40 million of the term loan. The Credit Agreement contains covenants and conditions that restrict our ability to incur certain additional debt, pay dividends and make distributions, enter into specified transactions with affiliates, acquire businesses, among others, and resulted in liens being placed on certain of our properties and assets. The terms of the Credit Agreement also impose financial covenants on us and our subsidiaries relating to our leverage ratio and interest coverage ratio.

For the three month period ended March 30, 2013, we incurred a loss from operations of $26.3 million, a net loss of $18.7 million, and used $54.0 million in cash for operating activities. We expect that the challenges facing the polysilicon, photovoltaic and sapphire industries will continue through calendar year 2013. As a result, much of our business for calendar year 2013 is expected to result from filling orders in backlog and we do not expect any meaningful revenue from new contracts until the second half of 2013. As a result of the forgoing conditions, we anticipate that we would not be able to maintain compliance with the minimum interest coverage ratio and maximum leverage ratio (in our 2012 Credit Agreement with Bank of America N.A. and the other lenders) as of March 31, 2013 (or for the remainder of 2013). In order to avoid a potential breach of the minimum interest coverage ratio and maximum leverage ratio, the 2013 Amendment provided that these covenants were waived through June 2014 and new covenants were put in place that require that, through the period ending June 2014, we maintain at all times minimum levels of liquidity (as defined in the 2013 Amendment), and quarterly cumulative minimum amounts of Consolidated Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (as defined in the

2013 Amendment). In the event that we are unable to achieve our operating forecasts we may be unable to comply with these new covenants and we may be required to pay all outstanding amounts due under the 2012 Credit Agreement.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 3.0% Convertible Senior Notes due 2017 and our Credit Agreement depends on our future performance and available cash, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures (particularly if there were to be a default under either or both the 2012 Credit Agreement and the 3.0% Senior Convertible Notes due 2017 that would accelerate the payments due thereunder). If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

If our customers delay or cancel equipment purchases, we may be required to modify or cancel contractual arrangements with our suppliers which may result in the loss of deposits or pre-paid advances, which losses have been significant in the past.

As a result of our customer delays or contract terminations, we reschedule or cancel, from time to time, purchase orders with our vendors to procure materials and, in certain cases, we are required to forfeit deposits and/or reimburse the vendor for costs incurred to the date of termination plus predetermined profits. We have recorded significant losses resulting from rescheduled and/or canceled commitments to our vendors as a result of customer delays, contract modifications and terminations. For example, in the three months ended December 31, 2012, we recorded losses of $8.4 million due to the expectation that we will not take inventory for which we had previously made down payments to our vendors. In addition, we expect to terminate purchase commitments for DSS inventory components in fiscal 2013 and beyond. The gross amount outstanding under the purchase orders was $16.2 million at March 30, 2013 and we will negotiate with our vendors to determine the amount payable upon termination. Certain of the vendors from whom we purchased materials have been unable to deliver the ordered components because economic conditions had an adverse impact on their ability to operate their businesses and we were unable to recover advances paid to those vendors for components that were not delivered and, in some cases, these lost advances were significant amounts. In cases where we are not able to cancel or modify vendor purchase orders due to customer delays or terminations, our purchase commitments may exceed our order backlog requirements and we may be unable to redeploy the undelivered equipment. In addition, we expect that we may be required to pay advances to vendors in the future without being able to recover that advance if the vendor is placed in bankruptcy, becomes insolvent or otherwise experiences financial distress.

Delays in deliveries, or cancellations of orders, for products of all of our segments could cause us to have inventories in excess of our short-term needs and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. Alternatively, we may be required to sell products below our historical selling prices, which was the case for certain recent DSS equipment sales. We have recently experienced significant increases in the amount of inventory that we hold in order to meet certain anticipated demands for our products including our DSS equipment and ASF systems. Contract breaches or cancellation of orders may require us to reschedule and/or cancel additional commitments to vendors in the future, and such orders may not be fulfilled due to customer cancellations or defaults and require that we write-down any inventory purchased that we are unable to deploy or require that we sell products at prices that are below our historical prices, which would also have a negative impact on our gross margins.

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

We currently require most of our equipment customers to prepay a portion of the purchase price of their orders and to provide letters of credit prior to shipping equipment. We use these customer deposits to prepay our suppliers in order to reduce the need to borrow to cover our cash needs for working capital. This practice may not be sustainable if the recent market disruptions continue or grow worse. Some of our customers who have become financially distressed have failed to provide letters of credit or make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised contract terms, it could have a significant impact on our business, results of operations and financial condition. The impact of these disruptions are increasingly being felt in China, and by certain of our customers which are located in China and other countries in Asia, and accounts in part for the decline in our total revenue and order backlog in the three months period ended March 30, 2013 as compared to the same period in the prior year.

We may experience further revenue and backlog reductions in the future similar to or greater than those reductions we experienced in quarter ended March 30, 2013. Credit and financial market conditions may similarly affect our suppliers. We may lose advances we make to our suppliers in the event they become insolvent because our advances are not secured or backed by letters of credit. The inability of our suppliers to obtain credit to finance development or manufacture our products could result in delivery delays or prevent us from delivering our products to our customers.

Amounts included in our order backlog may not result in actual revenue or translate into profits.

Our order backlog is primarily based on signed purchase orders or other written contractual commitments. We cannot guarantee that our order backlog will result in actual revenue in the originally anticipated period, or at all. During the three-month period ended March 30, 2013, we identified certain contracts in our order backlog that have not been terminated or modified, however, we expect that certain customers will not fulfill their obligations under these respective contacts. As a result, we removed contracts from our reported order backlog resulting in a $356.5 million reduction. Almost 100 percent of the reduction was attributable to four contracts that have not been terminated or modified, but we have removed amounts from our reported backlog. In addition, the contracts included in our order backlog may not generate margins equal to our historical operating margins. Our customers may experience project delays or default on the terms of their contracts with us as a result of external market factors and economic or other factors beyond our or their control. If a customer fails to perform its contractual obligations and we do not reasonably expect such customer to perform its obligations, we may terminate the contract, which would result in a decrease in our reported order backlog. In addition, our backlog is at risk to varying degrees to the extent customers request that we extend the delivery schedules and make other modifications under their contracts in our order backlog. Any contract modifications that we negotiate could likely include an extension of delivery dates, and could result in lower pricing or in a reduction in the number of units deliverable under the contract, thereby reducing our order backlog and not resulting in lesser (or no) revenue recognized from such contracts. Our order backlog includes contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, it could result in a further reduction of our order backlog. Other customers with contracts, however, may approach us with requests for delays in the future, or may fail to make payments when due, which could further reduce our order backlog. If our order backlog fails to result in revenue in a timely manner, or at all, we could experience a reduction in revenue, profitability and liquidity.

We face competition in each of our business segments, and if our competitors are able to manufacture products that employ newer technologies or are otherwise more widely used than our products, and if we are unable to modify our products to adapt to such future changes, we may be unable to attract or retain customers.

The PV energy and sapphire industries are both highly competitive and continually evolving as participants strive to increase their market share and new entrants strive to capture market share. In addition, the PV energy industry (which includes polysilicon and solar wafer, module and cell manufacturers) also has to compete with the larger conventional electric power industry. The PV and sapphire industries are also rapidly evolving and are highly competitive. Particularly with respect to the solar cell industry, new technologies are leading to rapid improvements in cell efficiencies and performance. Technological advances are, we believe, also resulting in lower manufacturing costs for these products. These developments may render existing products and/or product manufacturing equipment sold by our PV and sapphire businesses obsolete. We will therefore need to keep pace with technological advances in these industries in order to compete effectively in the future, which may require significant expenditures on research and development or investments in acquisition of other businesses and technologies. For example, our success in the sapphire market depends on our ability to expand into new applications that are based on continued advancement in the design and manufacture of sapphire and LEDs (including sapphire and non-sapphire- based LEDs) and lighting technology by others, as well as the continued demand for sapphire in the LED market (while we believe sapphire is currently one of the preferred substrate materials for certain LED applications, which is the market we believe many of our ASF customers sell into, the use of silicon substrates and substrates incorporating other materials in LED applications is currently developing). Our success in the PV market will depend on our success in commercializing our monocrystallization, or HiCz™, technology offering. Our failure to further refine our technologies and/or develop and introduce new solar power and sapphire products could cause our products to become uncompetitive or obsolete, which could adversely affect demand for our products, and our financial condition, results of operations, business and/or prospects. Many of our competitors, in each of our business segments, have, and future competitors may also have, substantially greater financial, technical, manufacturing and other resources than we do. These resources may provide our competitors with an advantage because they can realize economies of scale, synergies and purchase certain raw materials, commodities and key components at lower prices. Current and potential competitors of ours may also have greater brand name recognition, more established distribution networks and larger customer bases, and may be able to devote more resources to the research, development, promotion and sale of their products or to respond more quickly to evolving industry standards and changes in market conditions. In addition, given the ability of other parties to access our equipment, we also face low-cost competitors who may be able to offer similar products at very competitive prices.

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

Our business plan is focused on growing and diversifying our product and technology offerings. Acquiring Crystal Systems, a sapphire manufacturer, was part of this business plan to extend our offerings beyond polysilicon and PV markets. We expect that achieving these goals of growth and diversification will include the acquisition of businesses and technologies from third parties or investments in third parties (that may lead to future acquisitions or rights to technology) and expect that in the future we will continue to engage in negotiations for such acquisitions, investments or joint venture arrangements. In order to achieve our objective of diversifying our business to technologies outside of polysilicon, photovoltaic and sapphire (or into new products within the polysilicon, photovoltaic and sapphire industries), we expect that some of these acquisitions will be in markets or industries that may be unrelated to those markets we currently serve or new products for markets we do serve. We are, however, an equipment company and we currently expect that future acquisitions will continue to be for the purpose of accessing technologies that will enable us to provide equipment to our customers. This business diversification plan involves risks. Our stock may be valued differently depending on what markets we serve in the future. Diversification may also require significant time and resource commitments from our senior management, which will limit the amount of time these individuals will have available to devote to our existing operations. This diversification may also involve the complexities in managing an employee base that is already located in several different locations and in effectively deploying, operating and utilizing our internal systems, including those related to financial reporting, and other systems we depend on.

We may also have very little experience in dealing with these new markets and products. Any failure or any inability to effectively manage and integrate the growth and diversification could have a material adverse effect on our business, financial condition and results of operations. In addition, and amounts that we invest may not generate any returns for us and we could lose the entire amount of the investment.

Finally, we may not be successful in acquiring any new businesses or technologies or products, despite our efforts to do so, and there can be no certainty that we will acquire any other companies or products or technologies that allow us to diversify. If we do not close acquisitions in accordance with our business plan or make successful investments, we may not be able to diversify revenue and our performance will be tied directly to the PV and sapphire markets, and if one or both experience difficulties, our business, financial condition and results of operations would be negatively impacted.

We currently depend on a small number of customers in any given fiscal period for a substantial part of our sales and revenue.

In each fiscal period, we depend on a small number of customers for a substantial part of our sales and revenue. For example, in the three months ended March 30, 2013, two customers accounted for 79% of our revenue and in the nine months ended December 31, 2012, three customers accounted for 68% of our revenue. In addition, as of March 30, 2013, we had a $851.0 million order backlog of which $516.2 million was attributable to three customers. The failure of our major customers to make any payments, the loss of existing orders or lack of new orders in the future, or a change in the product acceptance schedule by such customers could significantly reduce our revenues and have a material adverse effect on our financial condition, results of operations, business and/or prospects. While we have sought to diversify our business and customer base, we anticipate that our dependence on a limited number of customers will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future, particularly as we face increased competition in each of our business segments, and/or that these customers will experience financial difficulties. Furthermore, due to the cost of our products, our customers are often dependent on the equity capital markets and debt markets to finance their purchases. As a result of on-going turmoil in the capital and debt markets, these customers could experience financial difficulties and become unable to fulfill their contracts with us. There is also a risk that these customers will attempt to impose new or additional requirements on us that reduce the gross margins that we are able to generate through sales to such customers. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

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

A significant portion of our operating profits has historically been derived from sales of DSS units, SDR reactors, STC converters, hydrochlorination equipment and ASF units, which sales accounted for 91% of our revenue for the three months ended March 30, 2013. There can be no assurance that sales of this equipment will increase beyond, or be maintained at, past levels or that any sales of sapphire materials (or any other future product offering) will offset any decrease in sales of

DSS furnaces, ASF systems or SDR reactors (or result in any revenue). Additionally, we have already experienced decreased demand for all of our equipment products, and specifically sales of our STC converters and DSS furnaces are substantially lower than in prior periods due to changes in technology and decreased demand, and further changes in technology will also, we expect, result in a further reduction in demand and decreased average selling prices for our DSS multicrystalline furnace, if we are able to sell any of these DSS furnaces at all. Due to these circumstances, we intend to discontinue any significant additional investments in our DSS product line and will only be selling furnaces that we have in inventory. Factors affecting the level of future sales of our products include factors beyond our control, including, but not limited to, demand for solar products and sapphire material (including sapphire-based LED material and sapphire use in general illumination and in mobile devices), development and/or use of alternatives to sapphire in LED applications (including in general illumination) and competing product offerings by other equipment manufacturers. We may be unable to diversify our product offerings and thereby increase or maintain our revenue and/or maintain our profits in the event of a decline in ASF systems and SDR reactors sales and to off-set the discontinuation of our DSS product line.

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

Our sapphire materials business as well as the customers for our ASF units, also depend on suppliers of raw materials and components that are utilized during the manufacturing process. For example, the supply of qualified meltstock and crucibles used to grow sapphire materials is limited and we expect demand will increase as we sell more ASF units, and as a result, there may be an insufficient availability of these items for our sapphire materials business and sapphire research and development as currently operated or available for the purchasers of our ASF systems, which would prevent us from growing our sapphire equipment business. Similar shortages may arise if and when we commercialize a HiCz equipment offering. Further, our agreements with raw material and equipment component suppliers are typically short term in nature, which leaves us vulnerable to the risk that our suppliers may change the terms on which they have previously supplied products to us or cease supplying products to us at any time and for any reason.

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

We utilize raw materials in manufacturing our equipment and sapphire materials and the prices for these materials fluctuate significantly and any increases in price or decrease in availability will harm our business.

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

Our ability to compete effectively against our competitors in the PV, polysilicon and sapphire markets will depend, in part, on our ability to protect our current and future proprietary technologies, product designs, product uses and manufacturing processes under relevant intellectual property laws including, but not limited, to laws relating to patents and trade secrets. We own various patents and patent applications in the United States and other countries relating to our products, product uses and manufacturing processes. To the extent that we rely on patent protection, our patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could develop similar or more advantageous technologies or design around our patents or otherwise employ alternative products, equipment or processes that may successfully compete with our products and technology. In addition, patents are of limited duration. Any issued patents may also be challenged, invalidated or declared unenforceable. If our patents are challenged, invalidated or declared unenforceable, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. Further, we may not have, or be unable to obtain, effective patent protection in all of our key sales territories. Our patent applications may not result in issued patents and, even if they do result in issued patents, the patents may not include rights of the scope that we seek. The patent position of technology-oriented companies, including ours, is uncertain and involves complex legal and factual considerations. Accordingly, we do not know what degree of protection we will obtain from our proprietary rights or the breadth of the claims allowed in patents issued to us or to others. Further, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important to our business.

Third parties may infringe, misappropriate or otherwise violate our proprietary technologies, product designs, manufacturing processes and our intellectual property rights therein, which could have a material adverse effect on our financial condition, results of operations, business and/or prospects. For example, we have filed a lawsuit in the Hillsborough County Superior Court (Southern District) in New Hampshire against Advanced Renewable Energy Company, LLC (“ARC”), Kedar Gupta, its Chief Executive Officer and Chandra Khattak, an ARC employee, for the misappropriation of trade secrets relating to sapphire crystallization processes and equipment. Because the laws and enforcement mechanisms of various countries that we seek protection in may not allow us to adequately protect our intellectual property rights, the strength of our intellectual property rights will vary from country to country. Litigation to prevent, or seek compensation for such infringement, misappropriation or other violation, such as the ARC lawsuit described above, may be costly and may divert management attention and other resources away from our business without any guarantee of success.

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

We are a Delaware corporation that operates through various subsidiaries in a number of countries throughout the world, including in Asia. We established our global operations center in Hong Kong and have significant operations in Asia. Our income taxes are based upon the applicable tax laws, treaties, and regulations in the many countries in which we operate and earn income as well as upon our operating structures in these countries. While we believe that we carefully analyze and account for the tax risks and uncertainties under the applicable rules, multiple tax authorities could contend that a greater portion of our and our subsidiaries’ income should be subject to income or other tax in their respective jurisdictions. If successful, these challenges could result in an increase to our effective tax rate. In addition, if we continue to generate revenue in higher tax jurisdictions, as was the case during the nine-month period ended December 31, 2012, our effective tax rate may continue to increase.

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

We have had significant sales in China, accounting for 32% of our revenue in the three month period ended March 30, 2013 and 23% of our revenue in the nine month period ended December 31, 2012. Further, we have significant facilities and operations in China. Accordingly, our financial condition, results of operations, business and/or prospects could be materially adversely affected by economic, political and legal conditions or developments in China.

In November 2012, China selected a new leadership group to run the government of the country. In China, the government has significant impact on what industries will receive financial and government assistance. At this point, the new government’s economic priorities are unclear, but it may be the case that they will not be supportive of alternative energy industries, such as solar manufacturing, or of sapphire manufacturing. The Chinese government is able to exercise such control through its direct control over capital investments or changes in tax regulations that may be applicable to us. In addition, a substantial portion of the productive assets in China remain government owned. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. If the solar and/or sapphire industries are not a priority, our customers will likely have a difficult time expanding their operations and may have difficulty continuing their operations (particularly if direct and indirect financial support for our customers is reduced or eliminated). This would have a negative impact on all of our business segments and, we expect, our results of operations.

Any factors that result in slower (or decreased) growth in China could result in decreased capital expenditures by polysilicon, solar and sapphire product manufacturers, which in turn could reduce demand for our products. Additionally, China has historically adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in China or otherwise place them at a competitive disadvantage in relation to domestic companies. Any adverse change in economic conditions or government policies in China could have a material adverse effect on our overall growth and therefore have an adverse effect on our financial condition, results of operations, business or prospects.

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

As of March 30, 2013 our total consolidated indebtedness was approximately $320 million (which amount includes the portion of our 3.0% convertible notes due 2017 allocated to equity of $65 million) and our unrestricted cash was approximately $320 million. Our level of indebtedness affects our operations in several ways, including the following:

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

Our reporting currency is the U.S. dollar and almost all of our equipment contracts are denominated in U.S. dollars. However, greater than 95% of our revenue was generated from sales to customers located outside the United States in the quarter ended March 30, 2013, and greater than 98% in the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, and we expect that a large percentage of our future revenue will continue to be derived from sales to customers located outside the United States. Changes in exchange rates between foreign currencies and the U.S. dollar could make our products less attractive to non-U.S. customers and therefore decrease our sales and gross margins. In addition, we incur costs in the local currency of the countries outside the United States in which we operate and as a result are subject to currency translation risk. Exchange rates between a number of foreign currencies and the U.S. dollar have fluctuated significantly over the last few years and future exchange rate fluctuations may occur. Our largest foreign currency exposure is the Euro. In an attempt to mitigate foreign currency fluctuations, we have entered into, from time to time, forward foreign exchange contracts to hedge portions of equipment purchases from vendors located primarily in Europe. Our hedging activities may not be successful in reducing our exposure to foreign exchange rate fluctuations, for example, in the nine months ended December 31, 2012 we were required to take a charge of $0.9 million as a result of certain forward foreign exchange contracts no longer qualifying as cash flow hedges, which may occur again if we delay, cancel or otherwise modify the terms of the equipment purchases that affect the forecasted cash flow transaction being hedged. Future exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

Generally accepted accounting principles in the United States are subject to interpretations by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various other organizations formed to promulgate and interpret accounting principles. A change in these accounting principles or their interpretations could affect the reporting of transactions that were completed before the announcement of a change in principles or interpretations. In October 2009, the FASB issued authoritative guidance that provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. This guidance prescribes a methodology for determining the fair value, or best estimated selling price, of deliverables on an individual element basis, including elements for which objective reliable evidence of fair value previously did not exist. As noted in Note 2 to our financial statements included in our most recently filed Transition Report on Form 10-K, under the current revenue guidance, for arrangements containing products considered to be “established”, the majority of our revenue is recognized upon delivery of the product. For arrangements containing products considered to be “new”, or containing customer acceptance provisions that are deemed more than perfunctory, revenue is recorded upon customer acceptance.

If we make incorrect estimates or judgments in applying our revenue recognition policies, for example, if we incorrectly classify a product as “established” when it should have been “new”, it may impact the timing of recognizing that revenue and may result in failing to meet guidance provided by us or require that we restate our prior financial statements. Additional errors in applying estimates or judgments in accounting policies may also adversely impact our operating results and may, in certain cases, require us to restate prior financial statements.

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

Risks Relating to Our Photovoltaic Business

We intend to discontinue investment in our DSS product line and, as a result, do not expect our PV segment to contribute any material revenues to our business until the HiCz equipment offering, which is still under development, is released.

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

The customers to whom we sell ASF systems are, we believe, manufacturing for the LED industry and other industrial markets. Potential customers for sapphire equipment and sapphire-based LED materials manufactured with the ASF system may be reluctant to adopt these offerings as an alternative to existing sapphire materials and lighting technology or sapphire manufacturing processes. In addition, many of the customers who purchase our equipment, we believe, will utilize the material for LED lighting. However, LED lighting is currently more expensive than traditional lighting and if the price does not decrease in the near future, our customers may not have a market in the near term for the material they produce with our ASF systems, which would reduce the demand for our ASF systems.

In addition, potential customers may have substantial investments and know-how related to their existing sapphire, LED and lighting technologies, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost-effectiveness of our sapphire equipment and sapphire material products compared to alternative products and technologies available in the market or that are currently under development. For example, companies are developing general lighting technologies that utilize silicon- based material (in lieu of sapphire) and assert that the production costs are significantly lower than the costs to produce sapphire-based lighting materials. If acceptance of sapphire material and sapphire-based LEDs, particularly in general illumination, do not increase significantly, opportunities to increase the sapphire equipment portion of our business and revenues would be limited.

In addition, the price of sapphire-based LED material has recently experienced a marked drop due, in part, to the readily available supply of such material. If the price of LED material, which is driven, in large part due to the supply that is generally available, drops, we would expect that our materials and equipment business would be negatively impacted.

Any of the foregoing factors could have an adverse impact on the growth of the sapphire portion of our business. Historically, the sapphire industry has experienced volatility in product demand and pricing. Changes in average selling prices of sapphire material as a result of competitive pricing pressures, availability of material, increased sales discounts and new product introductions by competitors could have an adverse impact on our results of operations.

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

Our certificate of incorporation currently authorizes us to issue up to 500 million shares of common stock, and as of March 30, 2013, we had approximately 119 million shares of common stock outstanding. All of these shares are freely tradable, in the public market under a registration statement or an exemption under the securities laws. Moreover, as of March 30, 2013, 12.4 million shares of our common stock were issuable upon the exercise of outstanding vested and unvested options and upon vesting of outstanding restricted stock units.

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

•                  advance notice requirements for board nominations and proposing matters to be acted on by stockholders at stockholder meetings; and

•                  authorization of the issuance of “blank check” preferred stock without the need for action by stockholders.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our “Risk Factors” in this Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  Stock Repurchases.

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended March 30, 2013:

				(d)
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2013 through February 2, 2013)	17,229	$3.26	—	—
Month #2 (February 3, 2013 through March 2, 2013)	20,321	$2.91	—	—
Month #3 (March 3, 2013 through March 30, 2013)	1,897	$2.72	—	$25,000,000

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended March 30, 2013; however, our employees surrendered, and we subsequently retired, 39,447 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our 2008 Equity Incentive Plan and 2011 Equity Incentive Plan.

On November 16, 2011, our board of directors authorized a $100 million share repurchase plan.  Of this amount, we repurchased $75 million during the fiscal year ended March 31, 2012.  Under this repurchase plan, we may purchase up to an additional $25 million of our common stock, however the covenants under our credit-facility prohibit any repurchase.  Pursuant to the February 2013 amendment to the 2012 Credit Agreement with Bank of America N.A. and other lenders, we have agreed we will not purchase such common stock under the repurchase plan.

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

GT ADVANCED TECHNOLOGIES INC.
Thomas Gutierrez

	By:	/s/ Thomas Gutierrez
Date: May 9, 2013		President and Chief Executive Officer
Richard J. Gaynor

	By:	/s/ Richard J. Gaynor
Date: May 9, 2013		Vice President and Chief Financial Officer