Form 10-Q
period 2013-06-29
GT Advanced Technologies Inc.
filed 2013-08-08
CIK 1394954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

As of August 6, 2013, approximately 123,640,705 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

GT ADVANCED TECHNOLOGIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 29, 2013

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

GT Advanced Technologies Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 29, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$294,687	$418,095
Accounts receivable, net	11,774	23,829
Inventories	119,635	133,286
Deferred costs	4,254	30,248
Vendor advances	7,322	32,440
Deferred income taxes	37,928	28,226
Refundable income taxes	567	1,516
Prepaid expenses and other current assets	8,638	9,168
Total current assets	484,805	676,808
Property, plant and equipment, net	73,195	77,980
Other assets	83,826	86,920
Intangible assets, net	101,894	90,516
Deferred cost	24,938	24,423
Goodwill	54,765	48,021
Total assets	$823,423	$1,004,668
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$7,250	$7,250
Accounts payable	16,421	44,848
Accrued expenses	37,448	30,928
Contingent consideration	85	4,901
Customer deposits	57,042	111,777
Deferred revenue	19,551	86,098
Accrued income taxes	9,703	21,716
Total current liabilities	147,500	307,518
Long-term debt	90,500	132,313
Convertible notes	162,690	157,440
Deferred income taxes	20,221	24,459
Customer deposits	55,598	71,340
Deferred revenue	48,670	35,848
Contingent consideration	12,467	5,414
Other non-current liabilities	2,335	2,323
Accrued income taxes	26,466	25,762
Total liabilities	$566,447	$762,417
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 123,450 and 119,293 shares issued and outstanding as of June 29, 2013 and December 31, 2012, respectively	1,234	1,193
Additional paid-in capital	204,789	183,565
Accumulated other comprehensive income	1,000	806
Retained earnings	49,953	56,687
Total stockholders’ equity	256,976	242,251
Total liabilities and stockholders’ equity	$823,423	$1,004,668

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue	$168,330	$167,252	$226,106	$521,142
Cost of revenue	109,714	107,046	153,875	308,608
Gross profit	58,616	60,206	72,231	212,534
Operating expenses:
Research and development	18,523	13,939	34,964	29,187
Selling and marketing	4,088	3,827	7,374	6,534
General and administrative	16,517	15,133	31,080	30,303
Contingent consideration (income) expense	(4,310)	155	(3,974)	682
Restructuring charges	—	—	2,858	—
Amortization of intangible assets	2,667	2,547	5,122	5,093
Total operating expenses	37,485	35,601	77,424	71,799
Income (loss) from operations	21,131	24,605	(5,193)	140,735
Other income (expense):
Interest income	70	6	164	23
Interest expense	(6,526)	(979)	(14,006)	(1,778)
Other, net	(179)	(485)	11	(537)
Income (loss) before income taxes	14,496	23,147	(19,024)	138,443
Provision (benefit) for income taxes	2,549	8,390	(12,290)	44,613
Net income (loss)	$11,947	$14,757	$(6,734)	$93,830
Net income (loss) per share:
Basic	$0.10	$0.12	$(0.06)	$0.79
Diluted	$0.10	$0.12	$(0.06)	$0.78
Weighted-average number of shares used in per share calculations:
Basic	120,481	118,444	119,920	118,926
Diluted	122,749	119,379	119,920	120,062

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income (loss)	$11,947	$14,757	$(6,734)	$93,830
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedging instruments, net of tax effect of $5, ($63), $11 and ($994), respectively	(25)	30	(54)	1,414
Foreign currency translation adjustments	218	(197)	248	(254)
Other comprehensive income (loss)	193	(167)	194	1,160
Comprehensive income (loss)	$12,140	$14,590	$(6,540)	$94,990

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net (loss) income	$(6,734)	$93,830
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization expense	5,122	5,093
Depreciation expense	8,666	6,375
Convertible notes discount amortization	5,250	—
Contingent consideration income	(3,974)	(4,006)
Loss on asset disposals	181	—
Deferred income tax benefit	(14,832)	(5,553)
Provision for excess and obsolete inventory	970	2,363
Share-based compensation expense	9,328	8,273
Excess tax benefits from share-based awards	(3)	(215)
Amortization of deferred financing costs	2,262	416
Other adjustments, net	275	1,103
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Restricted cash	—	96,202
Accounts receivable	13,120	9,156
Inventories	17,689	(7,215)
Deferred costs	25,481	158,113
Vendor advances	27,055	(12,304)
Prepaid expenses and other assets	(579)	708
Accounts payable and accrued expenses	(28,095)	(23,790)
Customer deposits	(72,987)	(33,653)
Deferred revenue	(53,725)	(281,785)
Income taxes	(10,343)	4,044
Other, net	171	1,254
Net cash (used in) provided by operating activities	(75,702)	18,409
Cash flows from investing activities:
Purchases and deposits on property, plant and equipment	(2,699)	(28,953)
Other investing activities	—	205
Net cash used in investing activities	(2,699)	(28,748)
Cash flows from financing activities:
Borrowings under credit facility	—	145,000
Principal payments under credit facility	(41,813)
Proceeds and related excess tax benefits from exercise of share-based awards	63	1,104
Payments of contingent consideration from business combinations	—	(4,903)
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(1,194)	(860)
Deferred financing costs	(2,266)	(4,051)
Other financing activities	(10)	(333)
Net cash (used in) provided by financing activities	(45,220)	135,957
Effect of foreign exchange rates on cash	213	(146)
(Decrease) Increase in cash and cash equivalents	(123,408)	125,472
Cash and cash equivalents at beginning of period	418,095	206,878
Cash and cash equivalents at end of period	$294,687	$332,350
Supplemental cash flow information:
Cash paid for interest	$6,384	$1,257
Non-cash investing and financing activities:
(Decrease) increase in accounts payable and accrued expenses for property, plant and equipment	$(480)	$(1,349)
Fair value of shares issued for acquisition	14,463	—
Contingent consideration issued for acquisition	6,211	—

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

1. Basis of Presentation

These accompanying unaudited condensed consolidated financial statements of GT Advanced Technologies Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 29, 2013 are not necessarily indicative of the results to be expected for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Transition Report on Form 10-K (“Transition Report”) for the nine-month period ended December 31, 2012, filed with the SEC on March 1, 2013.

The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Specifically, contingent consideration expense of $155 and $682 for the three and six-month periods ended June 30, 2012, respectively, was previously included in general and administrative expense, but is now stated separately in the Company’s condensed consolidated statements of operations.

Recent Developments

The polysilicon, photovoltaic (“PV”) and sapphire (including LED) industries continue to face the significant challenges described in the Company’s Transition Report, including, among others, (i) oversupply of, or limited demand for, end products that are manufactured with equipment sold by the Company; (ii) ongoing trade disputes between the U.S., European Union and South Korea, on the one hand, and China on the other, which have adversely impacted the businesses of the Company’s customers in China (where a majority of the Company’s customers are located) and continues to create uncertainty among the Company’s customers and the industries the Company serves; (iii) liquidity challenges being faced by companies in the polysilicon, PV and sapphire industries, due in part to changes in the global capital markets which have resulted in a more stringent lending environment which in turn has caused decreased spending within the industries the Company serves, as customers try to preserve their liquidity; (iv) deterioration of the financial health of the Company’s customers and (v) structural changes in the PV industry which, the Company believes, will require that any recovery in the PV market will be driven by changes in monocrystalline technology and development of other materials for higher efficiency solar cells. As a result, demand for existing multicrystalline products (DSS) will be very limited.

Taking these factors into account, during December 2012, the Company took a number of strategic actions, including, (i) intending to discontinue any significant future investments in the DSS product line and (ii) determining that the vast majority of the amounts in the Company’s backlog attributable to DSS equipment is at risk of not converting into revenue and, accordingly, future sales of DSS will be limited. The Company has taken a number of strategic actions, including idling the Company’s HiCz Hazelwood facility in St. Louis and shifting the related research and development to Merrimack, New Hampshire. These factors triggered impairment assessments that resulted in impairment charges in December 2012 of $60,192 related to PV inventory, $8,352 related to all remaining PV vendor advances, $57,037 related to PV goodwill, and $29,261 related to certain long-lived, intangible and other assets located at the Company’s HiCz Hazelwood facility.

For the three month period ended June 29, 2013, the Company had income from operations of $21,131 and net income of $11,947. For the six month period ended June 29, 2013, the Company incurred a loss from operations of $5,193, a net loss of $6,734, and used $75,702 in cash for operating activities.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

On February 27, 2013, the Company, Bank of America N.A. and certain lenders agreed to amend certain provisions of the 2012 Credit Agreement, the relevant terms of which are described in Note 15, Long Term Debt and Convertible Notes (the “2013 Amendment”). The 2013 Amendment was obtained as the Company anticipated that it may not have been able to maintain compliance with certain financial covenants as of March 30, 2013 (or for the remainder of 2013). The 2013 Amendment waives the application of the leverage and interest coverage ratios through June 2014 (the “waiver period”) and requires the Company to comply with new financial covenants during the waiver period. The new financial covenants require the Company to maintain at all times minimum levels of liquidity, as defined in the 2013 Amendment, and quarterly cumulative minimum amounts of Consolidated Adjusted Earnings Before Interest, Tax, Depreciation and Amortization, as defined in the 2013 Amendment. The Company has prepared operating forecasts including scenarios that include cost containment measures, if needed. Based on such forecasts, the Company expects to be able to maintain compliance with the revised financial covenants through the waiver period. In the event that the Company is unable to achieve its operating forecasts, the Company could be required to pay all outstanding amounts due under the 2012 Credit Agreement.

Management believes that the Company has sufficient cash resources to fund operations for at least the next twelve months including repayment of amounts outstanding under the Credit Agreement, if necessary.

SDR-400™

During the three months ended June 29, 2013, the Company determined that it had obtained sufficient evidence  that the SDR-400™, a product within the Polysilicon business unit, is an established product in accordance with the Company’s revenue recognition policy, and accordingly, there is no longer uncertainty around meeting the requirements of customer acceptance conditions in agreements that contain the standard or demonstrated specifications of the SDR-400™. In concluding that the SDR-400™ is now an established product, the Company considered the stability of the product’s technology, the ability to test the product prior to shipment, and the historical performance results of over 30 product installations at one of our customers’ facilities. As a result of classifying the SDR-400™ an established product, the Company recognized revenue and gross profit of $145,660 and $58,820, in the three months ended June 29, 2013, from two customer arrangements that included SDR-400™’s, prior to formal customer acceptance of the products. Non-refundable payments received under these customer arrangements exceed the recognized revenue and were previously recorded as deferred revenue.  The Company continues to report deferred revenue related to these arrangements for advance payments on other deliverables included in the arrangements.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Transition Report. There were no significant changes to the significant accounting policies during the six months ended June 29, 2013.

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

4. Acquisitions

Acquisition of Certain Assets of Thermal Technology, LLC

On May 16, 2013, the Company acquired substantially all of the business of Thermal Technology, LLC, (“Thermal Technology”), a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that are deployed across multiple industries including smartphones and touch screens, LED, medical devices, oil and gas and automotive.  This acquisition was achieved by the Company acquiring an entity to which certain assets and trade payables of Thermal Technology had been transferred immediately prior to the acquisition.  The acquisition of Thermal Technology provides the Company with key technologies that will allow the Company, it believes, to address new markets with production equipment options that can be optimized around customers’ specific needs. The purchase consideration consisted of 3.4 million shares of the Company’s common stock valued at $14,463 (as of the date of acquisition) and potential contingent consideration of $35,000 based upon meeting certain financial metrics. The fair value of the contingent consideration was $6,211 at the date of acquisition. The final purchase

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

price is subject to a net working capital adjustment dependent upon the level of working capital at the acquisition date, that has not yet been finalized.

The transaction has been accounted for as a business combination and the results are included in the Company’s results of operations from May 16, 2013, the date of acquisition. The acquired business contributed revenues of $654 and a loss of $1,122 to the consolidated results of the Company for the period from acquisition to June 29, 2013. The results of the acquired business are included in the Company’s sapphire business reporting segment.

Significant judgment is required in estimating the fair value of intangible assets acquired in a business combination and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management.

The Company employs the income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand’s relative market position and the discount rate applied to the cash flows, among others.

Each period the Company will revalue the contingent consideration obligations associated with the acquisition to fair value and record changes in the fair value as contingent consideration expense or income. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability with respect to the attainment of certain financial and operational metrics. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense (income) recorded in any given period.

As of June 29, 2013, the purchase price (including the estimated contingent consideration) and related allocations for the acquisition are preliminary. The Company is currently in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related tax basis. As a result of the preliminary purchase price allocation, the Company recognized $6,744 of goodwill, which is primarily due to the expected future cash flows from synergies with the operations of the Company and assembled workforce. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of Thermal Technology is as follows:

Fair value of consideration transferred:

Common stock	$14,463
Contingent consideration obligations	6,211
Preliminary estimate of net working capital adjustment	(735)
Total fair value of consideration	$19,939

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

Fair value of assets acquired and liabilities assumed:

Accounts receivable	$1,008
Inventory	7,861
Property, plant and equipment	1,700
Deferred tax asset	411
Other assets	439
Intangible assets	14,500
Goodwill	6,744
Accounts payable and accrued expenses	(7,057)
Customer deposits	(2,509)
Deferred tax liability	(3,149)
Other current liabilities	(9)
Total net assets acquired	$19,939

The purchase consideration includes contingent consideration payable by the Company upon the attainment of certain financial targets through the period ending December 31, 2018. Specifically, the contingent consideration is based upon a portion of revenue achieved for the remainder of 2013 to 2018, subject to certain thresholds and a $35,000 cap on total contingent consideration payable. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from future revenue estimates. The undiscounted range of outcomes that the Company used to value the contingent consideration arrangement is between $7,507 and $20,205.

The Company incurred transaction costs of $924, which consisted primarily of legal and accounting fees. These costs have been recorded as general and administrative expense for the three and six months ended June 29, 2013. The acquisition of Thermal Technology’s business did not have a material effect on the Company’s results of operations. Pro forma results of operations have not been presented due to the immaterial impact the amounts would have had on the Company’s historical results of operations.

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

The acquisition of these select assets, including the associated in-process research and development, is intended to have a broad application in the production of engineered substrates for power semiconductors, uses within the sapphire and LED industries and thin wafers for solar applications. In addition, the Company expects to pursue the development of thin sapphire laminates for use in applications such as cover and touch screen devices.

The transaction has been accounted for as a business combination and is included in the Company’s results of operations from the acquisition date of November 8, 2012. The acquired assets did not contribute revenues from the acquisition date to June 29, 2013.  The goodwill created by the transaction is expected to be deductible for tax purposes.  The results of the acquired assets, including goodwill, are included in the Company’s PV and sapphire segments.

As of June 29, 2013, the valuation of acquired assets, and assumed liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation. Based on new information gathered about facts and circumstances that existed as of the acquisition date related to the valuation of certain acquired assets and assumed liabilities, the Company updated the preliminary valuations of assets acquired during the three months ended March 30, 2013 which resulted in an increase to goodwill of $2.0 million and a decrease to deferred tax

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

assets of $2.0 million as reflected in the table below. The adjustments have been retrospectively applied to the December 31, 2012 balance sheet. These adjustments had no impact on the statement of operations or statement of cash flows. A summary of the preliminary purchase price allocation for the acquisition of certain assets and assumed liabilities of Twin Creeks is as follows:

Fair value of consideration transferred:

Cash	$10,172
Contingent consideration obligations	5,200
Total fair value of consideration	$15,372

Fair value of assets acquired and liabilities assumed:

Property, plant and equipment	$1,529
Other assets	23
In-process research and development	12,300
Goodwill	2,907
Accounts payable	(1,362)
Other current liabilities	(25)
Total net assets acquired	$15,372

The purchase consideration includes contingent consideration payable by the Company in the form of a royalty on net sales of hydrogen ion implantation systems, related equipment, parts and accessories and materials made from hydrogen ion implantation systems and of royalties from any sub-licenses granted by the Company of the underlying intellectual property acquired. These payments are subject to the Company’s right to set-off up to $6,000 for infringement claims brought by third-parties related to the intellectual property acquired. The royalty amount payable is capped at the earlier of payment of $40,000 of royalties or the end of the 15-year term of the license agreement. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from assessments of future revenue. The weighted-average undiscounted probable outcome that the Company initially used to value the contingent consideration arrangement was $27,562. During the three and six-months ended June 29, 2013, the Company recorded contingent consideration expense of $365 and $701, respectively, related to the accretion of the liability to its fair value at June 29, 2013.

Intangible assets are composed of the estimated fair value of acquired in-process research and development (“IPR&D”) related to the Hyperion™ ion implanter technology. At the date of acquisition and through June 29, 2013, the Hyperion™ ion implanter technology had not reached commercial technological feasibility nor had an alternative future use and is therefore considered to be IPR&D. The estimated fair value was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows from the Hyperion™ tool were based on certain key assumptions, including estimates of future revenue and expenses and taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 28% and cash flows that have been probability-adjusted to reflect the risks of product commercialization. This discount rate used is comparable to the estimated internal rate of return on Twin Creeks operations and represents the rate that market participants would use to value the intangible assets.

The major risks and uncertainties associated with the timely and successful completion of development of the IPR&D include the Company’s ability to demonstrate technological feasibility of the product and to successfully complete this task within budgeted costs. Consequently, the eventual realized value of the acquired IPR&D may vary from its estimated fair value at the date of acquisition.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

The acquisition of certain select assets of Twin Creeks did not have a material effect on the Company’s results of operations for the three and six months ended June 29, 2013. Pro forma results of operations have not been presented due to the immaterial impact the amounts would have had on the Company’s historical results of operations.

5. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the assumptions used, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is applied as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. There were no transfers between such levels in the six month period ended June 29, 2013.

The following table provides the assets and liabilities measured and reported at fair value on a recurring basis at June 29, 2013 and December 31, 2012:

	June 29, 2013
	Total Carrying	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$195,120	$195,120	$—	$—
Liabilities:
Contingent consideration	$12,552	$—	$—	$12,552

	December 31, 2012
	Total Carrying	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$200,041	$200,041	$—	$—
Forward foreign exchange contracts	230	—	230	—
Liabilities:
Contingent consideration	$10,315	$—	$—	$10,315

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

The key assumptions as of June 29, 2013 related to the contingent consideration from the acquisition of certain assets of Twin Creeks used in the model include: (i) discount rate of 28% for purposes of discounting the low, base and high case scenarios associated with achievement of the revenue based earn-out. The probabilities assigned to these scenarios were 45%, 50% and 5% for the low, base and high case scenarios, respectively. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

The key assumptions as of June 29, 2013 related to the contingent consideration from the acquisition of substantially all of the business of Thermal Technology used in the model include: (i) discount rate of 20.4% for purposes of discounting the low, base and high case scenarios associated with achievement of the revenue based earn-out. The probabilities assigned to these scenarios were 40%, 40% and 20% for the low, base and high case scenarios, respectively. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

During the three months ended June 29, 2013, the Company reversed the contingent consideration liability related to the Confluence Solar acquisition with a corresponding reduction to contingent consideration expense.  This reversal of approximately $4,816 was the result of failing to achieve the required operational and technical targets required to earn such consideration, and was partially offset by increases in contingent consideration expenses of $365 and $141 related to the Twin Creeks and Thermal Technology contingent consideration, respectively.

The Company recorded contingent consideration expense (income) in the condensed consolidated statements of operations of $(3,974) for the six months ended June 29, 2013 and $682 for the six months ended June 30, 2012, and all of which was allocated to the corporate services reporting segment. Changes in the fair value of the Company’s Level 3 contingent consideration obligations during the three and six months ended June 29, 2013 and three and six months ended June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Fair value as of the beginning of the period	$10,651	$22,473	$10,315	$23,713
Acquisition date fair value of contingent consideration obligations related to acquisitions	6,211	—	6,211	—
Changes in the fair value of contingent consideration obligations	(4,310)	155	(3,974)	682
Payments of contingent consideration obligations	—	(7,866)	—	(9,633)
Fair value at the end of the period	$12,552	$14,762	$12,552	$14,762

The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities. The Company did not hold any short-term investments at June 29, 2013 or December 31, 2012. The following table provides the carrying and fair values of the Company’s long-term debt obligations and convertible notes as of June 29, 2013 and December 31, 2012:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

		Fair Value Measurements Using
Description	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
2012 Term Facility, including current portion
June 29, 2013	$97,750	$—	$98,018	$—	$98,018
December 31, 2012	$139,563	$—	$139,563	$—	$139,563
3.00% Senior Convertible Notes
June 29, 2013	$162,690	$—	$187,000	$—	$187,000
December 31, 2012	$157,440	$—	$157,300	$—	$157,300

6. Goodwill and Other Intangible Assets

The following table contains the change in the Company’s goodwill during the six months ended June 29, 2013:

	Photovoltaic	Sapphire
	Business	Business	Total

Balance as of December 31, 2012
Goodwill	$61,399	$43,659	$105,058
Accumulated impairment losses	(57,037)	—	(57,037)
	$4,362	$43,659	$48,021

Acquisition of Thermal Technology, LLC	—	6,744	6,744

Balance as of June 29, 2013
Goodwill	$61,399	$50,403	$111,802
Accumulated impairment losses	(57,037)	—	(57,037)
	$4,362	$50,403	$54,765

As noted in Note 4, during the three months ended March 30, 2013, the Company updated the preliminary valuation of assets acquired from Twin Creeks, which resulted in an increase to goodwill of $2.0 million and a decrease to deferred tax assets of $2.0 million.  This adjustment was retrospectively recorded as of December 31, 2012 in the balance sheet and table above.

No impairment losses have been recorded on the Company’s goodwill during the six months ended June 29, 2013.

Acquired intangible assets subject to amortization at June 29, 2013 and December 31, 2012 consisted of the following:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Weighted
	Average	June 29, 2013			December 31, 2012
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible assets
Photovoltaic:
Technology	9.5 years	$74,200	$18,261	$55,939	$72,200	$14,951	$57,249
Trade names / Trademarks	8.6 years	7,100	3,271	3,829	7,100	3,036	4,064
Subtotal:		81,300	21,532	59,768	79,300	17,987	61,313

Polysilicon:
Technology	2.6 years	1,500	1,500	—	1,500	1,500	—
Subtotal:		1,500	1,500	—	1,500	1,500	—

Sapphire:
Customer relationships	6.4 years	7,300	2,046	5,254	4,100	1,651	2,449
Technology	9.3 years	28,600	5,205	23,395	17,300	4,181	13,119
Order backlog	1.2 years	500	500	—	500	500	—
Trade names	8.0 years	1,100	401	699	1,100	332	768
Non-compete agreements	5.8 years	1,000	522	478	1,000	433	567
Subtotal:		38,500	8,674	29,826	24,000	7,097	16,903
Total finite-lived intangible assets		121,300	31,706	89,594	104,800	26,584	78,216

Indefinite-lived intangible assets
In-process research and development		12,300		12,300	12,300	—	12,300
Total intangible assets		$133,600	$31,706	$101,894	$117,100	$26,584	$90,516

The weighted average remaining amortization periods for the (i) photovoltaic, (ii) polysilicon and (iii) sapphire intangibles were 7.31 years, 0 years and 6.69 years, respectively, as of June 29, 2013. As of June 29, 2013, the estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31,	Amortization Expense
2013 (remaining six months)	$5,951
2014	11,881
2015	11,852
2016	11,519
2017	11,052
2018	10,990
Thereafter	38,649

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

7. Customer Concentrations

The following customers comprised 10% or more of the Company’s total revenue or accounts receivable for the, or as of, the periods indicated:

	Three Months Ended				Six Months Ended				As of
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012		June 29, 2013		December 31, 2012
		% of		% of		% of		% of	Accounts	% of	Accounts	% of
	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total	Receivable	Total	Receivable	Total
Photovoltaic Customers
Customer #1	*	*	*	*	*	*	*	*	$3,672	31%	*	*
Customer #2	*	*	*	*	*	*	*	*	*	*	$2,478	10%
Polysilicon Customers
Customer #3	$100,542	60%	*	*	$100,661	45%	*	*	*	*	*	*
Customer #4	45,268	27%	*	*	45,268	20%	*	*	*	*	9,085	38%
Customer #5	*	*	$72,724	43%	*	*	$72,724	14%	*	*	*	*
Customer #6 (1)	*	*	42,884	26%	*	*	95,878	18%	*	*	*	*
Customer #7	*	*	*	*	*	*	82,316	16%	*	*	*	*
Customer #8	*	*	*	*	*	*	*	*	1,200	10%	3,248	14%
Customer #9	*	*	*	*	34,915	15%	*	*	*	*	*	*
Customer #10	*	*	*	*	*	*	*	*	1,450	12%	*	*
Sapphire Customers
Customer #11	*	*	20,895	12%	*	*	61,064	12%	*	*	*	*

*                      Amounts from these customers were less than 10% of the total as of, or for, the respective period.

(1)                   Presented in the table are revenues from this significant customer in the Polysilicon segment.  Additionally, during the three and six-months ended June 30, 2012, the Company recognized revenue of $708 from this customer as part of the sapphire segment.  Total revenue recognized from this customer for the three months ended June 30, 2012 was $43,592 or 26% of total revenue.  Total revenue recognized from this customer for the six months ended June 30, 2012 was $130,358 or 25% of total revenue. Not included in the table above for the six months ended June 30, 2012 is $34,480 or 7% of total revenue for that period for sales to this customer that have been included in the Sapphire business.

The Company requires most of its customers to either post letters of credit and/or make advance payments of a portion of the selling price prior to delivery. Approximately $7,331 (or 62%) and $16,557 (or 69%) of total accounts receivable as of June 29, 2013 and December 31, 2012, respectively, were secured by letters of credit.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Derivative and Hedging Activities

The Company enters into forward foreign currency exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months of entering into the contract. As of June 29, 2013, the Company had no open forward foreign currency exchange contracts.

The following table sets forth the balance sheet locations and fair value of the Company’s forward foreign currency exchange contracts at June 29, 2013 and December 31, 2012:

	Balance Sheet Location	June 29, 2013	December 31, 2012
Instruments Designated as Cash Flow Hedges
Forward foreign currency exchange contracts—assets	Prepaid expenses and other current assets	$—	$230

The following table sets forth the effect of the Company’s forward foreign currency exchange contracts designated as hedging instruments on the condensed consolidated statements of operations for the three and six months ended June 29, 2013 and June 30, 2012:

Instruments Designated as Cash Flow Hedges

	Amount of	Location of Gain or	Amount of Gain or	Location of
	(Gain) or Loss	(Loss) Reclassified	(Loss) Reclassified	Gain or (Loss)	Amount of Gain or
	Recognized in OCI	from AOCI	from AOCI	Recognized in	(Loss) Recognized in
	on Derivative	into Income	into Income	Income on Derivative	Income on Derivative
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Three Months Ended
June 29, 2013	$(31)	Cost of revenue	$60	Other, net	$—
June 30, 2012	1,853	Cost of revenue	(1,347)	Other, net	—
Six Months Ended
June 29, 2013	4	Cost of revenue	60	Other, net	—
June 30, 2012	468	Cost of revenue	(2,277)	Other, net	—

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

Derivatives Not Designated as Hedging Instruments

Location of
	Gain or (Loss)	Amount of Gain or
	Recognized in	(Loss) Recognized in
	Income on Derivative	Income on Derivative
Three Months Ended
June 29, 2013	Other, net	$—
June 30, 2012	Other, net	(599)
Six Months Ended
June 29, 2013	Other, net	$—
June 30, 2012	Other, net	(599)

During the six months ended June 29, 2013, there were no losses reclassified into earnings as a result of the Company discontinuing cash flow hedging. No amount of accumulated gain included in other comprehensive income as of June 29, 2013 is expected to be reclassified into earnings over the next twelve months.

9. Inventories

Inventories consisted of the following:

	June 29, 2013	December 31, 2012
Raw materials	$95,684	$97,957
Work-in-process	8,393	5,100
Finished goods	15,558	30,229
	$119,635	$133,286

10. Other Assets

Other assets consisted of the following:

	June 29, 2013	December 31, 2012

Inventory	$36,724	$33,834
Vendor advances	18,524	20,664
Deferred financing fees	8,598	8,787
Deferred income taxes	12,380	15,424
Other	7,600	8,211
	$83,826	$86,920

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Warranty

The following table presents warranty activities:

	Six Months Ended
	June 29, 2013	June 30, 2012

Product warranty liability, beginning of the period	$10,711	$4,764
Accruals for warranties issued	6,637	7,594
Payments under warranty	(3,886)	(3,598)
Product warranty liability, end of period	$13,462	$8,760

12. Restructuring Charges and Asset Impairments

October 2012 Restructuring

As part of a program to reduce costs and increase operational efficiencies, the Company announced, on October 31, 2012, a plan to streamline worldwide operations to better align its cost structure with market conditions by reducing its global workforce and closing or consolidating certain facilities. In the six months ended June 29, 2013 the Company recorded $362 of severance related expense, of which $145, $159, $14 and $44 related to the corporate, PV, polysilicon and sapphire segments, respectively.

Hazelwood Facility Idling

On January 10, 2013, the Company announced its plan to idle operations at its Hazelwood, Missouri facility (“Hazelwood facility”). The idling of the Hazelwood facility is part of the Company’s effort to reduce costs and optimize its research and development activities and the idling of the facility was completed by March 30, 2013. In connection with this action, the Company terminated the employment of 37 of the Hazelwood facility employees at various dates in the first quarter of fiscal 2013. The Company determined that as of December 31, 2012 it was probable that employees would be entitled to receive severance and related benefits and that these amounts were estimable and accordingly recorded the expense during the three months ended December 31, 2012. In connection with the idling of the Hazelwood facility, the Company recorded $29,782 of restructuring and asset impairment expense during the three months ended December 31, 2012 to the PV segment, comprised of $521 of severance and related benefits and $29,261 for the write-down to fair value of certain long-lived, intangible assets and other assets associated with the Hazelwood facility. During the six months ended June 29, 2013, the Hazelwood facility was permanently idled and the Company recorded $1,854 of additional charges related to the Hazelwood facility’s lease exit costs and $642 of other contract termination costs related to this facility, respectively. There were no charges for the three months ended June 29, 2013. The Company has determined the long-lived asset group of the Hazelwood facility, which has a carrying value of $5,165, does not meet the held-for-sale criteria at June 29, 2013.

The Company reports expense for its restructuring charges and asset impairments separately in the condensed consolidated statements of operations. The restructuring charges and remaining accrued expenses, which are included in accrued expenses on the Company’s condensed consolidated balance sheet as of June 29, 2013 are as follows:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Employee Related Benefits	Lease Exit and Contract Termination Costs	Total
Balance as of December 31, 2012	$2,076	$133	$2,209
Charges	362	2,496	2,858
Cash payments	(1,735)	(934)	(2,669)
Balance as of June 29, 2013	$703	$1,695	$2,398

13. Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. During the three months ended June 29, 2013, the Company determined that the estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income, due to the Company’s proximity to break-even results and significant permanent items. Accordingly, the best estimate of the annual effective tax rate is the actual effective tax rate for the year-to-date period. The Company recognized interim period tax expense through June 29, 2013 based on the year-to-date effective tax rate.

The Company’s effective tax rate for the six months ended June 29, 2013 and June 30, 2012, was 64.6% and 32.2%, respectively. The effective rate differs from the U.S. federal statutory rate due to a favorable permanent adjustment related to contingent consideration which is non-includable for tax purposes and the jurisdictional mix of income/loss. The Company incurred a loss in the US, a higher tax jurisdiction while lower tax jurisdictions, namely Hong Kong, generated income.

A reconciliation of the change in unrecognized tax benefits for the six months ended June 29, 2013 is as follows:

Unrecognized tax benefits at December 31, 2012	$26,322
Increases related to current year tax positions	199
Increases related to prior year tax positions	267
Settlements with tax authorities	(980)
Unrecognized tax benefits at June 29, 2013	$25,808

The Company also recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and six month period ending June 29, 2013, the Company recorded an income tax provision of $278, related to interest and penalty accruals.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by federal, state, and foreign tax authorities. The Company’s U.S. tax returns have been settled through fiscal years ending March 31, 2008. The Company continues to be under examination by the Internal Revenue Service, or IRS for its fiscal years ending March 28, 2009 and April 3, 2010. In addition, the statute of limitations is open for all state and foreign jurisdictions. As of June 29, 2013, the Company has classified approximately $1,221 of unrecognized tax benefits as current. These unrecognized tax benefits relate to positions under examination for the fiscal 2009 and fiscal 2010 tax years.  During the six months ended June 29, 2013 and June 30, 2012, the Company paid $15,804 and $46,665 for estimated taxes, respectively.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Commitments and Contingencies

Purchase Commitments

The Company’s commitments to purchase raw materials, research and development and other services from various suppliers and vendors are estimated to be $149,567 and $214,611 as of June 29, 2013 and December 31, 2012, respectively. The majority of these commitments as of June 29, 2013 are due within the next twelve months.

As a result of the factors outlined under the “Recent Developments” in Note 1 above, the Company expects to terminate purchase commitments with vendors for DSS inventory components in fiscal 2013 and beyond. These purchase contracts generally require a payment to the vendors to reimburse them for costs incurred, if any, through the termination date. No amount has been accrued as of June 29, 2013, as these purchase orders have not been terminated at June 29, 2013. The gross amount of remaining purchases under these purchase orders was $15,272 as of June 29, 2013, and the Company may negotiate with the vendors to determine the amount payable upon termination of these purchase orders.

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

15. Long-Term Debt and Convertible Notes

Bank of America Credit Agreement

On January 31, 2012, the Company, its principal U.S. operating subsidiary (the “U.S. Borrower”) and its Hong Kong subsidiary (the “Hong Kong Borrower”) entered into a credit agreement (the “2012 Credit Agreement”), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (or “Bank of America”) and the lenders from time to time party thereto. The 2012 Credit Agreement consists of a term loan facility (the “2012 Term Facility”) provided to the U.S. Borrower in an aggregate principal amount of $75,000 with a final maturity date of January 31, 2016, a revolving credit facility (the “U.S. Revolving Credit Facility”) available to the U.S. Borrower in an aggregate principal amount of $25,000 with a final maturity date of January 31, 2016 (this revolving facility is no longer available pursuant to the 2013 Amendment (as described below)) and a revolving credit facility (the “Hong Kong Revolving Credit Facility”; together with the U.S. Revolving Credit Facility, the “2012 Revolving Credit Facility”; and together with the 2012 Term Facility, the “2012 Credit Facilities”) available to the Hong Kong Borrower in an aggregate principal amount of $150,000 (which was reduced to $125,000 pursuant to the 2013 Amendment further described below) with a final maturity date of January 31, 2016.

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

The 2012 Credit Facilities are available in the form of base rate loans based on Bank of America’s prime rate plus a margin of 3.50% or Eurodollar rate loans based on LIBOR plus a margin of 4.50% (which reflects increases pursuant to the 2013 Amendment). The 2012 Term Facility amortizes in equal quarterly amounts which in the aggregate equal 5% of the original principal amount of the 2012 Term Facility in each of years 1 and 2 of the loan and 10% of the original principal amount of the 2012 Term Facility in each of years 3 and year 4 of the loan, with the balance payable on January 31, 2016. The 2012 Credit Facilities are subject to mandatory prepayment (as further described in footnote 10, Long Term Debt and Revolving Credit Facility, included in the notes to the financial statements included in the Transition Report) in certain instances, including in the event that the Company has excess cash flow or receives cash proceeds from any asset sale, casualty event or issuance of indebtedness not otherwise permitted under the 2012 Credit Agreement during any fiscal year, subject to certain thresholds and other exceptions. The 2012 Credit Facilities also requires the Company to comply with certain covenants, including financial ratio covenants (as described further below and as modified pursuant to the 2013 Amendment).  Proceeds of the 2012 Term Facility and 2012 Revolving Credit Facility are available for use by the Company and certain of its subsidiaries for general corporate purposes; however, the use of the 2012 Revolving Facility is restricted to use in connection with letters of credit. The full amount of the 2012 Term Facility was drawn by the U.S. Borrower on January 31, 2012 and no amounts have been drawn on the 2012 Revolving Credit Facility as of such date. The Company will use the 2012 Revolving Credit Facility in connection with the issuance of letters of credit up to the aggregate principal amount of the 2012 Revolving Credit Facility or for other purposes as permitted under the 2012 Revolving Credit Facility and the 2013 Amendment.

On September 24, 2012, the lenders authorized the Company to issue the Notes (described below) and to enter into the convertible note hedge and warrant transactions pursuant to an amendment (the “2012 Amendment”) to the 2012 Credit Agreement.  In addition, the 2012 Amendment imposes a minimum liquidity test that must be met in order to make a cash payment to the holders of Notes in connection with any conversion event in respect of the Notes. In order to make such a payment, the Company must have a combined minimum of $150,000 in unrestricted cash and cash equivalents and availability under the 2012 Revolving Credit Facility. The 2012 Amendment is described more fully in footnote 10, Long Term Debt and Revolving Credit Facility, included in the notes to the financial statements included in the Transition Report.

The Company may, at its option, prepay borrowings under the 2012 Credit Agreement (in whole or in part), at anytime without penalty subject to conditions set forth in the 2012 Credit Facility. The Company is required to make mandatory prepayments as fully described in footnote 10, Long Term Debt and Revolving Credit Facility, included in the notes to the financial statements included in the Transition Report.

The 2012 Credit Agreement imposes certain financial covenants on the Company and its subsidiaries regarding ratio of consolidated adjusted earnings-before-interest-taxes-depreciation and amortization (“EBITDA”) (as defined in the 2012 Credit Agreement) levels and maximum leverage ratio (as defined in the Credit Agreement). These covenants were waived through June 2014 pursuant to the 2013 Amendment.

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

On February 27, 2013, the Company (and the U.S. Borrower and Hong Kong Borrower), Bank of America N.A. and certain Lenders agreed to amend (the “2013 Amendment”) certain provisions of the 2012 Credit Agreement. The 2013 Amendment waives the application of the maximum leverage ratio and interest coverage ratio though June 2014 (the “waiver period”). Through this action the Company avoids the possibility of a breach to these covenants during the waiver period. In

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

addition, the 2013 Amendment provides that (i) the Company pay down the 2012 Term Facility by $40,000 (leaving a balance of $100,000 principal amount of the 2012 Term Facility), (ii) the interest rate payable on the loan is increased by 1.5% (which increase drops to 0.75% after the waiver period), (iii) the U.S. Revolving Credit Facility be eliminated and reduces the Hong Kong Revolving Credit Facility availability to $125,000 (and providing that such amounts available under the Hong Kong Revolving Credit Facility may only be used for letters of credit during the waiver period), (iv) the Company comply with new covenants during the waiver period to maintain at all times minimum levels of liquidity (as defined in the 2013 Amendment), and quarterly cumulative minimum amounts of Consolidated Adjusted Earnings Before Interest, Tax, Depreciation and Amortization, (as defined in the 2013 Amendment), (v) certain other covenants are revised, including with respect to restrictions on the incurrence of certain additional debt, making certain investments, affiliate transactions and further restrictions on the payment of dividends and making certain stock repurchases (as described in the 2013 Amendment), (vi) we pay certain fees to the Lenders and (vii) that certain subsidiaries of the Hong Kong Borrower will provide guarantees and collateral to support the Hong Kong Revolving Facility.

The borrowings under the 2012 Credit Facility are secured by a lien on substantially all of the tangible and intangible property of the Company and certain of its subsidiaries (including the U.S. Borrower).

Additional information regarding the 2012 Credit Agreement, 2012 Amendment and 2013 Amendment (including the assets that secure the Company’s obligations) is contained in Note 10, Long Term Debt and Revolving Credit Facility, as included in the notes to the financial statements included in the Transition Report.

Interest expense related to 2012 Term Facility and 2012 Revolving Credit Facility was $2,005 and $4,980 for the three and six-month periods ended June 29, 2013, respectively, and $986 and $1,715 for the three and six-month periods ended June 30, 2012, respectively, which includes amortization of debt fees related to both facilities, as well as the associated commitment fees. The weighted average interest rates for the three and six-month periods ended June 29, 2013 was 4.70% and 4.04%, respectively. There was no interest capitalized on construction-in-process contracts for the three or six-months ended June 29, 2013. The balance of deferred financing costs at June 29, 2013 was $4,060 and is included in other assets on the consolidated balance sheet.

The Company uses amounts available under the Hong Kong Revolving Credit Facility in connection with standby letters of credit related to customer deposits. As of June 29, 2013, the Company had $1,244 of outstanding letters of credit pursuant to the Hong Kong Revolving Credit Facility resulting in $123,756 of available credit under the Hong Kong Revolving Credit Facility. The Credit Agreement allows the Company to cash collateralize letters of credit up to an amount of $35,000 to the extent that outstanding standby letters of credit exceed the amount of our Hong Kong Revolving Credit Facility. The U.S. Revolving Credit Facility is no longer available.

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

The Notes will mature on October 1, 2017, unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under certain conditions, based on an initial conversion rate of 129.7185 shares of common stock per $1,000 principal amount of Notes (approximately 28.5 million shares) (which represents an initial effective conversion price of the Notes of $7.71 per share), subject to adjustment as described in the Indenture.

The effective interest rate on the liability component of the Notes was 10.7% as of June 29, 2013. Interest expense incurred in connection with the Notes consisted of the following:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Three Months Ended	Six Months Ended
	June 29, 2013	June 29, 2013
Contractual coupon rate of interest	$1,641	$3,310
Discount amortization	2,647	5,475
Interest expense - Convertible Notes	$4,288	$8,785

The carrying value of our Notes consisted of the following:

June 29, 2013
Principal balance	$220,000
Discount, net of accumulated amortization of $7,807	(57,310)
Carrying amount	$162,690

The Company will be required to repay the following principal amounts under the 2012 Term Facility, Incremental Term Loans and Notes:

Principal
Fiscal Year Ending	Payments
2013 (remaining 6 months)	$5,437
2014	12,688
2015	14,500
2016	65,125
2017	220,000
Total	$317,750

16. Share-Based Compensation

The Company recorded $4,904, $4,103, $9,328, and $8,273 of expense related to share-based compensation during the three and six months ended June 29, 2013 and June 30, 2012, respectively. Share-based compensation cost capitalized as part of inventory was not material for all periods presented.

During the six months ended June 29, 2013, no option awards were granted.

During the six months ended June 29, 2013, the Company granted restricted stock units to certain executives, employees and directors of the Company for 3,088 shares of the Company’s common stock. Restricted stock units provide for the holder to receive shares of the Company’s common stock at the time such units vest or restrictions on such units lapse in accordance with the terms of the restricted stock unit agreement. The total fair value of the restricted stock units, which was based on the fair value of the Company’s common stock on the date of grant, was $10,337 or $3.35 per share on a weighted average basis.

During the six months ended June 29, 2013, the Company granted certain executives 890 market based restricted stock units which are earned based upon achievement of certain stock price thresholds (and if these price thresholds are satisfied, the units vest upon meeting certain continued service requirements).  The total fair value of these market-based restricted stock units was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award; these inputs

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

include the expected volatility factor, risk free interest rate, expected term (in years) and expected dividend yield. The total fair value of these restricted stock units was $2,688, or $3.02 per share on a weighted average basis.

As of June 29, 2013, the Company had unamortized share-based compensation expense related to stock options, restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards of approximately $28,889 after estimated forfeitures. The remaining unamortized share-based compensation expense related to stock options, restricted stock unit awards and performance and market-based restricted stock unit awards will be recognized over an estimated weighted average remaining requisite service period of 1.91 years.

17. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the six months ended June 29, 2013:

			Additional			Total
	Common Stock		Paid-in	Retained	Accumulated Other	Stockholders’
	Shares	Par Value	Capital	Earnings	Comprehensive Income	Equity
Balance as of January 1, 2013	119,293	$1,193	$183,565	$56,687	$806	$242,251
Net loss	—	—	—	(6,734)	—	(6,734)
Other comprehensive income	—	—	—	—	194	194
Common stock issued for Thermal Tech acquisition (net of $33 of registration costs)	3,356	33	14,397			14,430
Option exercises and vesting of restricted stock units	1,092	11	48	—	—	59
Share-based compensation expense	—	—	9,184	—	—	9,184
Excess tax deficiency from share-based award activity	—	—	(1,214)	—	—	(1,214)
Minimum tax withholding payments for employee share-based awards	(291)	(3)	(1,191)	—	—	(1,194)
Balance as of June 29, 2013	123,450	$1,234	$204,789	$49,953	$1,000	$256,976

18. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 29, 2013 are as follows:

	Unrealized Gains and Losses	Foreign Currency
	on Cash Flow Hedges	Items	Total
Beginning balance as of March 31, 2013	$(566)	$1,373	$807
Other comprehensive income before reclassifications	26	218	244
Amounts reclassified from accumulated other comprehensive income	(51)	—	(51)
Net current-period other comprehensive income	(25)	218	193
Balance as of June 29, 2013	$(591)	$1,591	$1,000

	Unrealized Gains and Losses	Foreign Currency
	on Cash Flow Hedges	Items	Total
Beginning balance as of January 1, 2013	$(537)	$1,343	$806
Other comprehensive income (loss) before reclassifications	(3)	248	245
Amounts reclassified from accumulated other comprehensive income	(51)	—	(51)
Net current-period other comprehensive (loss) income	(54)	248	194
Balance as of June 29, 2013	$(591)	$1,591	$1,000

The reclassification out of accumulated other comprehensive income to cost of revenue for the three and six months ended June 29, 2013 was $60 ($51 net of tax).

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

The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Weighted average common shares—basic	120,481	118,444	119,920	118,926
Dilutive common stock options and restricted stock unit awards (1) (2) (3)	1,549	935	—	1,136
Escrow Shares (4)	719	—	—	—
Weighted average common and common equivalent shares—diluted	122,749	119,379	119,920	120,062

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

(2) Upon exercise of outstanding Warrants, holders of the Warrants may acquire up to 28,500 shares of the Company’s common stock at an exercise price of $9.9328. If the market price per share of the Company’s common stock for the period exceeds the established strike price, the Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.  Since the average price of the Company’s common stock was less than the strike price of the warrants for the reporting periods, such warrants were also not dilutive.

(3) As the Company was in a loss position for the six months ended June 29, 2013, certain shares have not been included in the calculation of earnings per share, as their impact would be anti-dilutive. The total number of shares excluded from the calculation of earnings per share because they would be anti-dilutive was 3,878, 4,444, 10,856, and 2,400 for the three and six months ended June 29, 2013 and June 30, 2012, respectively.

(4) As shares have been placed in escrow for any indemnifications and liabilities in connection with the acquisition of substantially all of the business of Thermal Technology, LLC, these shares have not been included in the calculation of basic earnings per share. Upon the resolution of any contingencies and indemnifications, which will be with the associated release of the shares from escrow, such shares will be included in basic EPS as calculated in the period the contingencies are resolved.

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

The sapphire business manufactures and sells advanced sapphire crystal growth systems, as well as sapphire materials used in LED applications, and sapphire components used in other specialty markets. On May 16, 2013, the Company acquired substantially all of the business of Thermal Technology which is included in the sapphire segment. Thermal Technology is a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that have been deployed across multiple industries including smartphones and touch screens, LED, medical devices, oil and gas and automotive.

Financial information for the Company’s reportable segments is as follows:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
PV	$11,411	$9,426	$15,775	$40,801
Polysilicon	150,759	121,520	188,715	275,464
Sapphire	6,160	36,306	21,616	204,877
Total revenue	168,330	167,252	226,106	521,142
Gross profit
PV	$700	$1,148	$(603)	$17,785
Polysilicon	61,949	47,835	75,086	113,317
Sapphire	(4,033)	11,223	(2,252)	81,432
Total gross profit	58,616	60,206	72,231	212,534
Research and development	18,523	13,939	34,964	29,187
Sales and marketing	4,088	3,827	7,374	6,534
General and administrative	16,517	15,133	31,080	30,303
Contingent consideration expense (income)	(4,310)	155	(3,974)	682
Restructuring charges	—	—	2,858	—
Amortization of intangible assets	2,667	2,547	5,122	5,093
Income (loss) from operations	21,131	24,605	(5,193)	140,735
Interest income	70	6	164	23
Interest expense	(6,526)	(979)	(14,006)	(1,778)
Other, net	(179)	(485)	11	(537)
Income (loss) before taxes	$14,496	$23,147	$(19,024)	$138,443

Geographic Information

The following table presents revenue by geographic region, which is based on the destination of the shipments:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

China	$11,945	$36,108	$30,683	$252,963
Korea	1,606	43,597	36,548	133,430
Other Asia	151,175	83,931	152,015	125,638
Europe	457	513	920	1,207
United States	3,084	2,414	5,860	5,337
Other	63	689	80	2,567
Total	$168,330	$167,252	$226,106	$521,142

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

A summary of long-lived assets by geographical region is as follows:

	June 29, 2013	December 31, 2012

United States	$166,564	$150,738
Luxembourg	61,479	63,024
China	742	1,382
Taiwan	94	121
Hong Kong	975	1,252
Total	$229,854	$216,517

(1) Long-lived assets at June 29, 2013 and December 31, 2012, include intangible assets and goodwill of $156,659 and $138,537, respectively, all located in the United States, with the exception of $1,711 and $61,313 of goodwill and intangibles, respectively, at December 31, 2012, which are located in Luxembourg.  At June 29, 2013 the amounts of goodwill and intangibles that were not located in the United States, but in Luxembourg were $1,711 and $59,768, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “prospects,” “forecasts,” “expect,” “intend,” “may,” “will,” “plan,” “target,” and similar expressions or variations intended to identify forward-looking statements and include statements about our expectations of future periods with respect to, among other things:

•      the HiCz equipment offering will target improved ingot efficiencies compared to that of multicrystalline silicon materials and lower costs and will be commercially available during 2014;

•      trade disputes will continue to create uncertainty among the Company’s customers and in the industries the Company serves;

•      recovery in the photovoltaic market will be driven by monocrystalline technology and development of other materials for high efficiency solar cells and demand for existing multicrystalline products (such as the DSS furnace) will be very limited);

•      Company expects to be in compliance with the covenants under its2012 credit facility with Bank of America N.A. and other lenders;

•      Company has sufficient cash to fund operations for the next twelve months (even if Company was required to re-pay all amounts due under its Credit Facility with Bank of America N.A.);

•      technologies from the acquisition of substantially all of the business of Thermal Technologies will allow the Company to address new markets with production equipment optimized around customers’ specific needs;

•      Company expects to pursue the development of thin sapphire laminates for use in applications such as cover and touch screen devices;

•      Amounts in accumulated gain included in other comprehensive income is expected to be reclassified into earnings in the next 12 months;

•      Company expects to terminate purchase commitments for DSS inventory components in fiscal 2013 and beyond and will negotiate with vendors to determine the amount payable upon termination;

•      The legal proceedings to which the Company is currently party are not expected to have a material effect on the Company’s financial position, results of operations or cash flows;

•      material amounts not expected to be paid by Company under contractual indemnification provisions;

•      Company intends to continue production and sale of sapphire materials in selected markets on a limited scale;

•      The information identified under the heading “Factors Affecting the Results of Our Operations;”

•      Much of the Company’s business for the remainder of 2013 will result from filling orders in backlog and do not expect that our backlog will increase during this period;

•      Company expects to continue to invest in new research and development projects and attempt to expand certain existing product bases and introduce new products;

•      Company believes that existing cash, including cash received under the term facility with Bank of America N.A. (and certain other lenders), 3.0% convertible notes, customer deposits and amounts available under our revolving credit facility with Bank of America N.A. (and certain other lenders) will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months;

•      Oversupply or decreased demand in the end-markets served by our equipment customers will have an adverse impact on our business (and may require we sell equipment at prices below our historical price or not make any meaningfully new sales);

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

•      Impact of new trade resolution between the E.U. and China will not have an immediate impact on Company customers as they will need time to recover financially before they can make significant capital investments;

•      Challenges facing polysilicon, PV and sapphire industries will continue through the remainder of calendar year;

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

•      Increasing governmental budgetary pressures will likely result in reduction, or the elimination of, government subsidies and economic incentives for solar electricity applications, and that the loss of these subsidies and incentives may hamper the growth of the solar industry (and reduce demand for PV equipment);

•      Sales of DSS furnace will be from those in inventory (and demand is expected to be limited);

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

•      Company’s success in the PV market will depend upon success in commercializing the HiCz™ equipment offering;

•      Company expects to recognize revenue from customers in Europe and Asia in the future;

•      Company does not anticipate paying dividends in the foreseeable future;

•      positioned to successfully compete for future market expansions in polysilicon;

•      timing of delivery of our equipment products; and

•      expected conversion of backlog into revenue.

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

During the three months ended June 29, 2013, we determined the SDR-400™ to be an established product.  Please see “Recent Developments” below for additional discussion on this matter.

Photovoltaic Business

Our PV business manufactures and sells directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast crystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells.

In addition, we are currently developing an equipment offering based on the continuously-fed Czochralski (HiCz™) growth technology which is targeted at improving the ingot performance compared to that of multicrystalline silicon materials.  We have not yet, however, commercialized the HiCz™ monocrystalline equipment offering.

Sapphire Business

Our sapphire business manufactures and sells sapphire material, sapphire growth equipment and certain other related technologies. Our sapphire material is manufactured using our advanced sapphire crystal growth furnace, or ASF system. During fiscal year 2012 we began shipping and commissioning ASF systems for our customers and began recognizing revenue on these systems during the latter part of the fiscal year 2012. In addition to selling ASF systems, we intend to continue production and sale of sapphire materials in selected specialty markets on a limited scale. On May 16, 2013, we acquired substantially all of the business of Thermal Technology, LLC,  or Thermal Technology, a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials. The acquisition of substantially all of the business of Thermal Technology provides us with technologies that we believe will allow us to address new markets with production equipment options that can be optimized around customer’s specific needs. The purchase consideration consisted of 3.4 million shares of our common stock valued at approximately  $14.5 million (as of the date of acquisition) and contingent consideration based upon meeting certain financial metrics. The final purchase price is subject to a net working capital adjustment that has not yet been finalized.

Recent Developments

Acquisition of the Business of Thermal Technology, LLC

On May 16, 2013, we acquired substantially all the business of Thermal Technology, a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that have been deployed across multiple industries including smartphones and touch screens, LED, medical devices, oil and gas and automotive. The acquisition of Thermal Technology’s business provides us with key technologies that we believe will allow us to address potential new markets. The purchase consideration consisted of approximately 3.4 million shares of our common stock (with a value of approximately $14.5 million on the date of acquisition) and contingent consideration based upon meeting certain financial metrics.

The acquisition has been accounted for as a business combination and is included in our results of operations from the date of acquisition. The acquired business contributed revenues of approximately $654,000 for the period from acquisition to June 29, 2013. The results of the acquired business are included in our sapphire business reporting segment.

SDR-400™

During the three months ended June 29, 2013, we determined that we  had obtained sufficient evidence  that the SDR-400™, a product within the Polysilicon business unit, is an established product in accordance with our revenue recognition policy, and accordingly, there is no longer uncertainty around meeting the requirements of customer acceptance conditions in agreements that contain the standard or demonstrated specifications of the SDR-400™.  In concluding that the SDR-400™ is now an established product, we considered the stability of the product’s technology, the ability to test the product prior to shipment, and the historical performance results of over 30 product installations at one of our customers’ facilities. As a result of classifying the SDR-400™ an established product, we recognized revenue and gross profit of $145.7 million and $58.8 million, in the three months ended June 29, 2013, from two customer arrangements that included SDR-400™’s, prior to formal customer acceptance of the products.  Non-refundable payments received under these customer arrangements exceed the recognized revenue and were previously recorded as deferred revenue.  The Company continues to report deferred revenue related to these arrangements for advance payments on other deliverables included in the arrangements.

Hazelwood Facility Idling

On January 10, 2013, we announced our plan to cease operations at our Hazelwood, Missouri facility (“Hazelwood facility”). The idling of the Hazelwood facility is part of our effort to reduce costs and optimize research and development activities and the idling of the facility was completed by March 30, 2013. In connection with this action, we terminated the employment of most of the Hazelwood facility employees at various dates in the first quarter of 2013. We determined that as of December 31, 2012 it was probable that employees would be entitled to receive severance and related benefits and that these amounts were estimable and accordingly recorded the expense during the quarter ended December 31, 2012. In connection with the idling of the Hazelwood facility, we recorded $29.8 million of restructuring and asset impairment expense during the quarter ended December 31, 2012 to the PV segment, comprised of approximately $0.5 million of severance and related benefits and $29.3 million for the write-down to fair value of certain long-lived, intangible assets and other assets associated with the Hazelwood facility. During the six months ended June 29, 2013, we permanently idled the Hazelwood facility and recorded $1.9 million of additional charges related to the Hazelwood facility’s lease exit costs and $0.6 million of other contract termination costs related to this facility.  We have determined the long-lived asset group of the Hazelwood facility, which has a carrying value of $5.2 million, does not meet the held-for-sale criteria at June 29, 2013.

Factors Affecting the Results of Our Operations

The following are some of the factors, trends and events that we expect will affect our future results of operations:

Demand for our polysilicon and PV products and services are driven by end-user demand for solar power and demand for our sapphire products are driven by end-user demand for sapphire material, LED-quality material in particular. In each of our three business segments, the end-user demand for the output of our equipment has either declined substantially or supply has surpassed demand. In order to decrease inventories, we believe that companies selling polysilicon, solar cells and wafers and sapphire material, including some of our customers, have had to sell at prices that provide little or no margin. In certain cases, customers’ have been unable to decrease inventories. We expect that these circumstances will continue through calendar year 2013. As a result, much of our business for the remainder of 2013 will result from filling orders in our backlog and we do not expect that our backlog will increase during the same period.

The current limited demand for our products or the excess capacity in the end markets our customers serve is exacerbated by trade tensions between China and the U.S. In October 2012, the U.S. Commerce Department issued a final ruling and levied anti-dumping duties on billions of dollars of solar panels and cells from China (and set countervailing duties as well). This final ruling will negatively impact our equipment customers in China. This follows a May 2012 Department of Commerce announcement of a preliminary determination that China had violated fair trade policies by “dumping” into the U.S. certain solar products at prices that were intended to advantage Chinese manufacturers. The Chinese government responded by saying these actions were deliberately provoking trade friction between the two nations. In July 2012, the Chinese Ministry of Commerce opened investigations on imports of solar-grade polysilicon from the U.S. and South Korea, that may result in trade duties on polysilicon imports from the U.S. and South Korean polysilicon manufacturers. We believe that certain of our customers are delaying any purchasing or expansion plans until these various U.S. - Chinese trade matters are resolved and we do not expect such resolution to take place during 2013 and, in fact, expect that they will grow more adversarial.  In July 2013, the European Union and China announced a settlement of their dispute over Chinese solar panels in the European market by instituting a price floor on solar panels imported into Europe from China.  We believe this may be a positive development as the agreement removes some of the uncertainty that was stalling industry decisions and may help improve the financial health for some of our Chinese PV customers. We do not however, expect to see an immediate effect as these customers will need some period of time to recover financially before they are in a position to make significant capital investments. However, the E.U. and China have not yet resolved trade disputes regarding polysilicon, which adds further uncertainty to that market.

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

We believe that the economic downturn that has impacted the PV industry is not merely a cyclical downturn, but is the result of more structural shifts in the industry. We expect that any growth in the industry will be driven by monocrystalline technology and the development of other-materials for solar cells that bring greater efficiencies and cost-savings. Because of the high level of PV manufacturing overcapacity, we expect very limited investment in additional existing generation capital equipment for 2013 and beyond. While we have sold a number of DSS furnaces that we held in inventory at December 31, 2012, we still do have DSS furnaces that remain in inventory and we will attempt to sell these during 2013. We may not be able to generate a material amount of revenue from these sales, and expect that the average selling prices for this equipment will continue to be well below our historical averages. Customers may request that we renegotiate terms of existing contracts to obtain lower prices or request that (in lieu of the equipment they ordered) they receive newer technology that we have developed, and such negotiations may result in reduced prices and reduction in the number of units to be delivered and a change in other terms, which may have an impact on our results of operations and our reported order backlog. As margins are dropping in the solar wafer and cell industry, PV companies may require these types of changes to their production equipment contracts in order to continue to maintain operations.  In addition, these customers have lowered capacity utilization rates and delayed or terminated expansion projects as they respond to weaker end market demand. We expect that the market demand for multicrystalline PV products will remain very limited (particularly as a result of improvements in monocrystalline growth technologies).  We do not expect to release our next PV product offering, the HiCz™ puller, until 2014 and therefore the very limited revenue from DSS sales will be our only source of PV revenue in 2013, and perhaps beyond.

The sovereign debt crisis in Europe has led to economic instability, depreciation of the euro, fiscal austerity, reduction in government support for certain programs (including solar incentives) and slowing growth in the entire region. While we have very limited sales to customers in Europe, a portion of the end-users of solar power and LED materials are located in Europe, and as a result, our equipment customers have been negatively impacted by the sovereign debt crisis and economic instability. We expect that these circumstances will cause further decrease in demand for our polysilicon, sapphire and PV equipment offerings. In addition, there is increasing evidence that this economic instability is impacting other regions as well, including China, and may be directly impacting our equipment customers.

There is an excess of polysilicon manufacturing capacity and the market price for polysilicon has significantly declined. As a result, we expect that there will be a greater focus on reducing production costs among polysilicon manufacturers, putting substantial pressure on our customers to lower the cost of equipment they purchase from us or to delay or cancel their purchases of polysilicon production equipment. These factors may also produce consolidation in the industry. We believe we are well positioned to capture a portion of the future demand for polysilicon equipment among the more limited number of manufacturers by delivering equipment with higher throughput and lower power consumption, leading to greater efficiencies. However, the timing of any future purchases is uncertain, and it may be as late as 2014 or 2015, before we see the purchases of equipment for material amounts, if at all.

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

The price for sapphire material has recently experienced significant decreases. We expect that current low prices will continue for some time. Consequently, we anticipate that demand for our ASF systems will also remain limited. Further, customers have requested, and expect that they will continue to request, delivery of ASF systems be delayed until the price of sapphire recovers which has delayed the timing of which amounts attributable to ASF systems roll-off of backlog and into revenue and the timing on which we enter into new contracts to sell ASF systems. Additionally, we may receive requests to cancel deliveries, which would reduce our reported backlog.

One of the expected drivers of demand for sapphire was expected to be, in large part, the increased use of sapphire materials in general illumination. To this point, that broad adoption of LED in lighting is slower than expected. As a result, the future demand for ASF systems attributable to this market are not expected to increase markedly in the immediate future. The use of sapphire in industrial applications and consumer electronics has been adopted to a limited extent. While the use of sapphire in these applications is still in the very early stages, it represents a potential market and may result in increased demand for sapphire manufacturing equipment.

Due to the challenges faced in our industries, during three months ended December 31, 2012, we incurred charges of $60,192 to record PV inventory at its net realizable value, wrote down PV goodwill by $57,037 and recorded impairment charges of $29,261 related to certain long-lived, intangible and other assets located at our HiCz Hazelwood facility. If the prospects for our business do not improve, we could be required to recognize additional material charges in the future.

We have made investments in developing new technology, such as our HiCz puller, silicon carbide furnace and Hyperion™ ion implanter. During the fiscal year ending December 31, 2013, we do not expect to recognize any significant revenue from these investments.

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

If a customer fails to perform its outstanding contractual obligations on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for cash damages resulting from the material breach of the terms of the agreement. During the six months ended June 29, 2013, we have identified certain contracts in our order backlog that have not been terminated or modified, however, we expect that the customers associated with these contracts will not fulfill their obligations under these respective contracts. As a result, during the six months ended June 29, 2013, we modified or removed contracts from our reported order backlog resulting in a $357.3 million reduction (almost 100% of the reduction was attributable to four contracts that have not been legally terminated or modified, but we have removed amounts from our reported backlog). During the nine-month period ended December 31, 2012, we terminated, modified or removed contracts resulting in a $220.5 million reduction in our order backlog (81% of the reduction was attributable to six contracts).  During the six months ended June 29, 2013, we recorded revenues of $1.7 million from terminated contracts and during the nine-month period ended December 31, 2012, we recorded revenues of $8.5 million from terminated contracts.

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

The table below sets forth our order backlog as of June 29, 2013 and December 31, 2012:

	June 29, 2013		December 31, 2012
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$3	1%	$4	1%
Polysilicon business	340	48%	529	42%
Sapphire business	359	51%	716	57%
Total	$702	100%	$1,249	100%

Our order backlog totaled $702.4 million as of June 29, 2013. Our order backlog attributable to our PV, polysilicon and sapphire businesses as of June 29, 2013, included deferred revenue of $68.2 million, of which $1.0 million related to our PV business, $62.7 million related to our polysilicon business and $4.5 million related to our sapphire business. Cash received in deposits related to our order backlog where deliveries have not yet occurred was $112.6 million as of June 29, 2013.

As of June 29, 2013, our order backlog consisted of contracts with 12 PV customers, contracts with 15 polysilicon customers, and contracts with 74 sapphire equipment and material customers. Our order backlog as of June 29, 2013, included $261.3 million, $144.3 million and $105.4 million attributed to 3 different customers, each of which individually represents 37%, 21% and 15%, respectively, of our order backlog.

Results of Operations

The following tables set forth the results of operations as a percentage of revenue for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Statements of Operations Data:*
Revenue	100%	100%	100%	100%
Cost of revenue	65	64	68	59
Gross profit	35	36	32	41
Research and development	11	8	15	6
Selling and marketing	2	2	3	1
General and administrative	10	9	14	6
Contingent consideration (income)	(3)	—	(2)	—
Restructuring charges	—	—	1	—
Amortization of intangible assets	2	2	2	1
Income (loss) from operations	13	15	(1)	27
Interest expense	(4)	(1)	(6)	—
Income (loss) before income taxes	9	14	(7)	27
Provision (benefit) for income taxes	2	5	(5)	9
Net Income (loss)	7%	9%	(2)%	18%

*   Percentages subject to rounding.

 Three and Six Months Ended June 29, 2013 compared to Three and Six Months Ended June 30, 2012

Revenue.  The following table sets forth total revenue for the six months ended June 29, 2013 and June 30, 2012:

Business	Three Months Ended				Six Months Ended
Category	June 29, 2013	June 30, 2012	Change	% Change	June 29, 2013	June 30, 2012	Change	% Change
	(dollars in thousands)				(dollars in thousands)
Photovoltaic business	$11,411	$9,426	$1,985	21%	$15,775	$40,801	$(25,026)	(61)%
Polysilicon business	150,759	121,520	29,239	24%	188,715	275,464	(86,749)	(31)%
Sapphire business	6,160	36,306	(30,146)	(83)%	21,616	204,877	(183,261)	(89)%
Total revenue	$168,330	$167,252	$1,078	1%	$226,106	$521,142	$(295,036)	(57)%

Revenue from our PV business increased 21% to $11.4 million for the three months ended June 29, 2013, as compared to $9.4 million for the three months ended June 30, 2012. Revenue from our PV business decreased 61% to $15.8 million for the six months ended June 29, 2013, as compared to $40.8 million for the six months ended June 30, 2012. The increase for the three months ended June 29, 2013 is primarily due to an increase in the number of DSS units shipped as compared to the prior year period.  The increase in revenue related to the increase in units shipped was partially offset by lower selling prices on these units as we continued to sell units out of inventory. The decrease in revenue for the six months ended June 29, 2013 is primarily due to lower average selling prices as compared to the corresponding period in the preceding year.  The trend of decreased demand for DSS products, impacting both volume and average selling prices, began in fiscal year 2012 and, we believe, is the result of the current excess capacity of solar wafers and cells, which we expect to continue for the foreseeable future.

Revenue from our polysilicon business increased 24% to $150.8 million for the three months ended June 29, 2013, as compared to $121.5 million for the three months ended June 30, 2012. Revenue from our polysilicon business decreased 31% to $188.7 million for the six months ended June 29, 2013, as compared to $275.5 million for the six months ended June 30, 2012. The increase for the three months ended June 29, 2013 was driven primarily by $145.7 million of revenue recognized on two customer contracts that contained the SDR-400™ product.  This is compared to revenue recognized in the three months ended June 30, 2012, which had only one contract for the SDR-400™ product (which consisted of fewer SDR-400™ units, in total, than the two contracts for which revenue was recognized on SDR-400™ contracts in the six months ended June 29, 2013) for which revenue was recognized.  The decrease for the six months ended June 29, 2013 was driven primarily by revenue recognized ratably on certain contracts in the prior year six month period that did not recur in the current year period. Included in prior year polysilicon revenue are certain polysilicon contracts that granted contractual rights which required us to recognize revenue ratably over the contract period.  Revenue recognition from these contracts commenced when all other elements had been delivered and other contract criteria have been met.  These rights expired on December 31, 2012 and all revenue under these contracts was recognized by this date.  During the six months ended June 30, 2012, we recognized revenue on a ratable basis from these contracts of $95.5 million.

Polysilicon revenue may fluctuate significantly from period to period due to the timing of shipments and the length of time it takes to complete our obligations under the contracts. As a result of this variability, our polysilicon business tends to have a higher level of deferred revenue than our other business segments. Approximately 92% and 93% of our deferred revenue balances at June 29, 2013 and December 31, 2012, respectively, relate to our polysilicon business.

Our sapphire business revenue during the three and six months ended June 29, 2013 is attributable to the sale of sapphire equipment and material used mostly, we believe, in sapphire-based LED applications and other specialty markets.  Revenue from our sapphire business was $6.2 million for the three months ended June 29, 2013, as compared to $36.3 million for the three months ended June 30, 2012. Revenue from our sapphire business was $21.6 million for the six months ended June 29, 2013, as compared to $204.9 million for the six months ended June 30, 2012. The decrease in revenue for our sapphire business is primarily related to the reduction in the number of ASF systems shipped as compared to the prior periods.  The acquisition of the business of Thermal Technologies did not contribute a material portion of revenues for the period from May 16, 2013 to June 29, 2013.

A substantial percentage of our revenue results from sales to a small number of customers. Two of our customers accounted for 87% of our revenue for the three months ended June 29, 2013 and three customers accounted for 82% of our revenue for the three months ended June 30, 2012. Three of our customers accounted for 80% of our revenue for the six months ended June 29, 2013 and four customers accounted for 60% of our revenue for the six months ended June 30, 2012. No other customer accounted for more than 10% of our revenue during the respective periods.

Gross Profit and Gross Margins.  The following tables set forth gross profit and gross margin for the six months ended June 29, 2013 and June 30, 2012.

	Three Months Ended					Six Months Ended
	June 29, 2013	June 30, 2012	Change	% Change		June 29, 2013	June 30, 2012	Change	% Change
	(dollars in thousands)					(dollars in thousands)
Gross profit					Gross profit
Photovoltaic business	$700	$1,148	$(448)		Photovoltaic business	$(603)	$17,785	$(18,388)
Polysilicon business	61,949	47,835	14,114		Polysilicon business	75,086	113,317	(38,231)
Sapphire business	(4,033)	11,223	(15,256)		Sapphire business	(2,252)	81,432	(83,684)
Total	$58,616	$60,206	$(1,590)	(3)%	Total	$72,231	$212,534	$(140,303)	(66)%

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Gross margins
Photovoltaic business	6%	12%	(4)%	44%
Polysilicon business	41%	39%	40%	41%
Sapphire business	(65)%	31%	(10)%	40%
Overall	35%	36%	32%	41%

Overall gross profit a percentage of revenue, or gross margin, decreased to 35% and 32% for the three and six months ended June 29, 2013, respectively, from 36% and 41% for the three and six months ended June 30, 2012, respectively.

Our gross margins in our PV, polysilicon and sapphire businesses tend to vary depending on the volume, pricing and timing of revenue recognition.

Our PV gross margins for the three and six months ended June 29, 2013 were 6% and (4%), respectively, as compared to 12% and 44% for the three and six months ended June 30, 2012. The decrease was due primarily to average selling prices on DSS units being well below our historical prices realized in the corresponding periods in 2012.

Our polysilicon gross margins for the three and six months ended June 29, 2013 were 41% and 40%, respectively, as compared to 39% and 41% for the three and six months ended June 30, 2012. The increase in polysilicon gross margins for the three months ended June 29, 2013 was primarily due to a higher volume of reactor units recognized during the quarter. The decrease for the six months ended June 29, 2013 was primarily due to a lower average selling price on a high volume SDR reactor contract recognized in the current period.  In addition, the six months ended June 29, 2013 did not contain any significant revenue related to a sale of the hydrochlorination technology offering which typically earns a higher margin when compared to our SDR equipment offerings.  The six months ended June 30, 2012 contained revenue associated with such technology.

Our sapphire gross margin for the three and six months ended June 29, 2013 were (65)% and (10)%, as compared to 31% and 40% for the three and six months ended June 30, 2012. The decrease in gross margin for the sapphire business during the three and six months ended June 29, 2013 is primarily related to the reduction in the number of ASF systems recognized when compared to the prior year period.  The decrease is also related to negative margins in the materials business in the quarter driven by an unfavorable product mix.  During the three months ended June 30, 2012, we recorded significant revenues in connection with the sale of our sapphire equipment when compared to revenue for the three months ended June 29, 2013. Margins on the sale of our sapphire equipment are higher than our margins on sapphire materials and therefore the consolidated margin is lower in periods where a fewer number of ASF systems are recognized as revenue.

Operating Expenses.  The following table sets forth total operating expenses for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Change	% Change	June 29, 2013	June 30, 2012	Change	% Change
	(dollars in thousands)				(dollars in thousands)
Operating expenses
Research and development	$18,523	$13,939	$4,584	33%	$34,964	$29,187	$5,777	20%
Selling and marketing	4,088	3,827	261	7%	7,374	6,534	840	13%
General and administrative	16,517	15,133	1,384	9%	31,080	30,303	777	3%
Contingent consideration expense (income)	(4,310)	155	(4,465)	(2,881)%	(3,974)	682	(4,656)	(683)%
Restructuring charges	—	—	—	—	2,858	—	2,858	100%
Amortization of intangible assets	2,667	2,547	120	5%	5,122	5,093	29	1%
Total	$37,485	$35,601	$1,884	5%	$77,424	$71,799	$5,625	8%

Operating expenses increased 5% to $37.5 million for the three months ended June 29, 2013, as compared to $35.6 million for the three months ended June 30, 2012, and increased 8% to $77.4 million for the sixth months ended June 29, 2013, as compared to $71.8 million for the six months ended June 30, 2012.

Research and development expenses consist primarily of payroll and related costs, including stock-based compensation expense, for research and development personnel who design, develop, test and deploy our PV, polysilicon and sapphire equipment, materials and services. We expect to continue to invest in new product development and attempt to expand certain of our existing product bases in each of our segments, as well as continue efforts to introduce new products.  Research and development expenses increased 33% to $18.5 million for the three months ended June 29, 2013, as compared to $13.9 million for the three months ended June 30, 2012, and increased 20% to $35.0 million for the six months ended June 29, 2013, as compared to $29.2 million for the six months ended June 30, 2012. The increases for the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012 primarily related to: an increase in employee compensation of $2.9 million and $5.4 million, respectively, and an increase in other research expenses of $0.7 million and $0.7 million, respectively. In addition, the increase in research and development expense for the three months ended June 29, 2013 related to an increase in depreciation of $0.5 million and an increase in outside services of $0.4 million. In addition, the increase in research and development expense for the six months ended June 29, 2013 related to an increase in facilities expenses of $0.4 million and was offset by a decrease in the amount of expenses allocated to other functions of $0.6 million.

Selling and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses. Selling and marketing expenses increased 7% to $4.1 million for the three months ended June 29, 2013, as compared to $3.8 million for the three months ended June 30, 2012, and increased 13% to $7.4 million for the six months ended June 29, 2013, as compared to $6.5 million for the six months ended June 30, 2012. The increases in selling and marketing expenses for the three and six months ended June 29, 2013 were driven by an increase in employee compensation of $0.3 million and $0.4 million, respectively, principally a result of increased internal sales commissions in our polysilicon business. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.  In addition, the increases in sales and marketing expenses for the six months ended June 29, 2013 was also attributable to increases in travel and entertainment of $0.2 million, an increase in non-production materials of $0.2 million and an increase in outside services of $0.1 million.

General and administrative expenses consist primarily of the following components: payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, human resources and other administrative personnel; and fees for professional services. General and administrative expenses increased 9% to $16.5 million for the three months ended June 29, 2013, as compared to $15.1 million for the three months ended June 30, 2012,  and increased 3% to $31.1 million for the six months ended June 29, 2013, as compared to $30.3 million for the six months ended June 30, 2012. The increases in general and administrative expenses for the three and six months ended June 29, 2013 were primarily driven by an increase in depreciation expense of $1.2 million and $1.9 million, respectively related to accelerated depreciation on assets that we determined had a shortened useful life. In addition, the increases in general and administrative expenses for the six months ended June 29, 2013 were offset by a $1.0 million decrease in other general and administrative expenses and a $0.1 million decrease in product receiving and shipping expenses.

Contingent Consideration Expense (Income). Contingent consideration expense (income) consists of the accretion of our contingent consideration liabilities to their respective fair values. Contingent consideration expense (income) for the three and six months ended June 29, 2013 were $(4.3) million and $(4.0) million, respectively, as compared to $0.2 million and $0.7 million in the three and six months ended June 30, 2012. The reduction of contingent consideration liability and the related decrease in expense, in the three and six months ended June 29, 2013 is related to the Confluence Solar acquisition for which operational and technical targets were not met to earn such contingent consideration.

Restructuring Charges.  Total restructuring and asset impairment charges for the six months ended June 29, 2013 was $2.9 million, which was comprised of $1.9 million in lease exit costs related to the Hazelwood facility’s lease and $0.6 million of other contract termination costs related to this facility. In addition, we recorded $0.4 million of severance and related benefits. There were no restructuring charges in the three months ended June 29, 2013 and there were no comparable amounts in the prior year comparable periods.

Amortization Expense.  Amortization of intangible assets consists of the amortization of intangible assets obtained in business or technology acquisitions. Amortization expense attributed to intangible assets increased 5% to $2.7 million for the three months ended June 29, 2013, as compared to $2.5 million for the three months ended June 30, 2012. Amortization expense attributed to intangible assets remained consistent at $5.1 million for the six months ended June 29, 2013, as compared to the six months ended June 30, 2012. The balance within amortization expense is driven by the amortization of identified intangible assets related to our acquisitions of both Confluence Solar, Crystal Systems and the business of Thermal Technology.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. The increase is due to i) higher interest rate on our 2012 Credit Facility with Bank of America N.A. (and certain other lenders) which was increased pursuant to the 2013 Amendment (as described below under the caption Liquidity and Capital Resources – Long Term Debt); ii) an increase in amortization of deferred financing fees and iii) the amortization of the 3.00% Senior Convertible Notes discount. The increase in amortization of deferred financing costs is due to the amortization of deferred financing fees paid in connection with our 3.00% Senior Convertible Notes and in connection with the 2013 Amendment for which we accelerated recognition on a portion of the deferred financing costs.

Provision (Benefit) for Income Taxes. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year.

During the three months ended June 29, 2013, we determined that the estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income, due to our proximity to break-even results and significant permanent items. Accordingly, the best estimate of the annual effective tax rate is the actual effective tax rate for the year-to-date period. We recognized interim period tax expense through June 29, 2013 based on the year-to-date effective tax rate.

Our effective tax rate for the six months ended June 29, 2013 and June 30, 2012, was 64.6% and 32.2%, respectively. The effective rate differs from the U.S. federal statutory rate due to a favorable permanent adjustment related to contingent consideration which is non-includable for tax purposes and the jurisdictional mix of income/loss. We incurred a loss in the US, a higher tax jurisdiction while lower tax jurisdictions, namely Hong Kong, generated income.

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

Our cash and cash equivalents balance decreased by $123.4 million during the six months ended June 29, 2013, from $418.1 million as of December 31, 2012 to $294.7 million as of June 29, 2013. On June 29, 2013, we held $253.3 million of cash and cash equivalents in the United States by our U.S. subsidiaries and we held $41.4 million outside the U.S. held by our foreign subsidiaries. The decrease was principally attributable to $41.8 million principal payments on the outstanding term loan as prescribed by the February 2013 amendment to our credit agreement with Bank of America N.A. and certain other lenders, payments of $2.7 million for the purchase of property, plant and equipment, and the balance attributable to cash utilized to fund working capital and operating costs, offset by income of $6.5 million (after adjustments for non-cash items such as stock based compensation).

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

Historically, our principal uses of cash are for raw materials and components, wages, salaries and investment activities, such as the purchase of property, plant and equipment, business acquisitions, repurchases of our common stock and payments on outstanding debt. We outsource a significant portion of our equipment manufacturing and therefore we require minimal capital expenditures to meet our production demands.  In May 2013, we acquired substantially all of the business of Thermal Technology in a business acquisition through the issuance of shares of our common stock and a contingent consideration payment obligation.

The following table summarizes our primary cash flows in the periods presented:

	Six Months Ended
	June 29, 2013	June 30, 2012
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(75,702)	$18,409
Investing activities	(2,699)	(28,748)
Financing activities	(45,220)	135,957
Effect of foreign exchange rates on cash	213	(146)
Net (decrease) increase in cash and cash equivalents	$(123,408)	$125,472

Cash Flows from Operating Activities

For the six months ended June 29, 2013, our cash used in operations was $75.7 million. Our cash used in operations was driven primarily by a decrease in customer deposits of $73.0 million, a decrease in deferred revenue of $53.7 million and a decrease in accounts payable and accrued expenses of $28.1 million. These amounts were offset by a decrease in vendor advances of $27.1 million, a decrease in deferred costs of $25.5 million, a decrease in inventories of $17.7 million and income of $6.5 million (after adjustments for non-cash items such as stock based compensation).  The use of cash is primarily the result of a number of polysilicon transactions which were recognized in revenue and earnings in the six months ended June 29, 2013, for which payment had been received in the prior year.

For the six months ended June 30, 2012, our cash provided by operations was $18.4 million. Our cash flow from operations was driven primarily by a decrease in deferred cost of $158.1 million, a decrease in restricted cash of $96.2 million and net income of $93.8 million. These items were partially offset by a decrease in deferred revenue of $281.8 million, a decrease in customer deposits of $33.7 million, a decrease in accounts payable and accrued expenses of $23.8 million and an increase in vendor advances of $12.3 million.

Cash Flows from Investing Activities

For the six months ended June 29, 2013, our cash used in investing activities was $2.7 million, comprised primarily of capital expenditures for the period.

For the six months ended June 30, 2012, our cash used in investing activities was $28.7 million. This is comprised primarily of capital expenditures for the period which were approximately $29.0 million. These capital expenditures were primarily used for expanding our sapphire business and improving our business information systems.

Cash Flows from Financing Activities

For the six months ended June 29, 2013, cash used by financing activities was $45.2 million, driven primarily by a $41.8 million principal payments under our amended credit agreement with Bank of America NA and other lenders (pursuant to the February 2013 amendment) and $2.3 million of financing costs on the outstanding term loan under such credit agreement as prescribed by the terms of the credit agreement.

For the six months ended June 30, 2012, cash provided by financing activities was $136.0 million, driven primarily by borrowings of $145.0 million made under our credit facility.  These cash inflows were offset by payments of contingent consideration from business combinations of $4.9 million and payments of deferred financing costs of $4.1 million.

Cash Resources

We believe that our existing cash, including cash received under the term facility with Bank of America N.A. (and certain other lenders), 3.0% convertible notes, customer deposits and amounts available under our revolving credit facility with Bank of America N.A. (and certain other lenders) will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for the foreseeable future, including at least the next twelve months. We, however, consistently review strategic opportunities in an effort to find opportunities to improve our products, technologies, operations, overall business and increase shareholder value, these opportunities may include business acquisitions, technology licenses, dividends to shareholders, accelerated prepayments of outstanding indebtedness, share buybacks and joint ventures. If we were to engage in any of the foregoing, it could require that we utilize a significant amount of our available cash and, as a result, we may be required to increase our outstanding indebtedness or raise additional capital through the sale of equity, which may not be available on favorable terms, or at all.

Long Term Debt

Bank of America Credit Agreement

On January 31, 2012, we, our principal U.S. operating subsidiary (the “U.S. Borrower”) and our Hong Kong subsidiary (the “Hong Kong Borrower”) entered into a credit agreement (the “2012 Credit Agreement”), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (“Bank of America”) and the lenders from time to time party thereto. The 2012 Credit Agreement consists of a term loan facility (the “2012 Term Facility”) provided to the U.S. Borrower in an aggregate principal amount of $75.0 million with a final maturity date of January 31, 2016, a revolving credit facility (the “U.S. Revolving Credit Facility”) available to the U.S. Borrower in an aggregate principal amount of $25.0 million with a final maturity date of January 31, 2016 (pursuant to the 2013 Amendment (as described below), the U.S. Revolving Credit Facility is no longer available) and a revolving credit facility (the “Hong Kong Revolving Facility”; together with the U.S. Revolving Credit Facility, the “2012 Revolving Credit Facility”; together with the “Term Facility”, the “2012 Credit Facilities”) available to the Hong Kong Borrower in an aggregate principal amount of $150.0 million with a final maturity date of January 31, 2016 (which amount was reduced to $125 million pursuant to the 2013 Amendment). The 2012 Credit Facilities are available in the form of base rate loans based on Bank of America’s prime rate plus a margin of 3.50% or Eurodollar rate loans based on LIBOR plus a margin of 4.50% (which rates are increased pursuant to the 2013 Amendment). As of June 29, 2013, we had approximately $1.2 million of outstanding letters of credit pursuant to the 2012 Revolving Facilities resulting in approximately $123.8 million of available credit after giving affect to the 2013 Amendment. As of June 29, 2013, there was $97.8 million outstanding under the 2012 Term Facility.  As of June 29, 2013, we were in compliance with the covenants contained in the 2012 Credit Agreement.

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

On February 27, 2013, the Company (our applicable U.S. and Hong Kong operating subsidiaries), Bank of America N.A. and certain lenders agreed to amend certain provisions of the 2012 Credit Agreement (the “2013 Amendment”). The 2013 Amendment waives the application of the leverage and interest coverage ratios though June 2014 (the “waiver period”). Through this action we avoid the possibility of a breach to these covenants. In addition, the 2013 Amendment provides that (i) we pay down the term facility by $40.0 million (leaving a balance of approximately $100.0 million for the term facility), (ii) the interest rate payable on the loan is increased by 1.5% (which increase drops to 0.75% after the waiver period), (iii) the revolving credit facility for our US operating subsidiary be eliminated and reduces the revolving credit facility available to our Hong Kong subsidiary to $125.0 million (and providing that such amounts may only be used for letters of credit during the waiver period), (iv) we comply with new covenants during the waiver period to maintain at all times minimum levels of liquidity (as defined in the 2013 Amendment), and quarterly cumulative minimum amounts of Consolidated Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (as defined in the 2013 Amendment), (v) certain other covenants are revised, including with respect to restrictions on the incurrence of certain additional debt, making certain investments, affiliate transactions and further restrictions on the payment of dividends and stock repurchases (as described in the 2013 Amendment), (vi) we pay certain fees to the Lenders and (vii) that certain subsidiaries of the Hong Kong subsidiary will provide guarantees and collateral to support the Hong Kong Revolving Facility. In addition, the undrawn fee payable on the undrawn portion of the revolving commitments increases from 0.50% to 0.75%.

For additional information on the 2012 Credit Agreement, see Note 15 to the notes to our condensed consolidated financial statements in Item 1 “Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

3.00% Convertible Senior Notes due 2017

On September 28, 2012, we issued $220.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the “Notes”).The net proceeds from the issuance of the Notes were approximately $212.6 million, after deducting fees paid to the initial purchasers and other offering costs. The Notes are senior unsecured obligations, which pay interest in cash semi-annually at a rate of 3.00% per annum. The Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee. The Notes are not redeemable by us and all remained outstanding at June 29, 2013.

Convertible Note Hedge Transactions and Warrant Transactions

In connection with the issuance of the Notes, we entered into separate convertible note hedge transactions and warrant transactions with certain counterparties. For additional information on the convertible note hedge transactions and warrant transactions, see Note 10 to the notes to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” included in our Transition Report on Form 10-K filed for the nine-month period ended December 31, 2012.

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

Standby Letters of Credit

As of June 29, 2013, we had $1.2 million of standby letters of credit outstanding against the 2012 Revolving Credit Facility, which represented performance guarantees issued against customer deposits. These standby letters of credit are scheduled to expire within the next twelve months and have not been included in the condensed consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

There have been no material changes to our “Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Transition Report on Form 10-K for the nine month ended December 31, 2012, other than:

i)                                         As of June 29, 2013, purchase commitments under agreements totaled $149.6 million, substantially all of which are due within twelve months. As of June 29, 2013, prepayments under certain of these purchase commitments amounted to $25.8 million.

ii)                                      As part of the acquisition of substantially all of the business of Thermal Technology on May 16, 2013, we may be obligated to pay the former shareholders of Thermal Technology amounts based on future financial metrics of such business through 2018.  As of the acquisition date, we determined the fair value of the contingent consideration was $6.2 million based on a probability weighted approach of projected future cash flows under three different scenarios.  The maximum potential payment is $35.0 million.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2013, we adopted Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. The required disclosure is in Note 18 to the notes to the financial statements included in Item 1 to this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

For the six months ended June 29, 2013, there were no significant changes to our critical accounting policies and estimates included in our Transition Report on Form 10-K for the nine-month period ended December 31, 2012, as filed with the SEC on March 1, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Investment Risks

We maintain an investment portfolio which, at June 29, 2013, consisted of $195.1 million of money market mutual funds. At any time a rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. Based on investment positions as of June 29, 2013, a hypothetical movement of plus or minus 50 basis points based on current market interest rates would not have a material impact to the value of our investment portfolio or the income earned in an annual period. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

As of June 29, 2013, we had no forward foreign currency exchange contracts.

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

As of June 29, 2013, there was $123.8 million available for borrowing under the Hong Kong Revolving Facility. In connection with the February 2013 amendment to the 2012 Credit Agreement, the U.S. Revolving Credit Facility was reduced to zero and no amounts will be available thereunder.

If the LIBOR rate increases/decreases by 100 basis points from that in effect at June 29, 2013, our annual interest expense would correspondingly increase/decrease by approximately $0.9 million.

3.00% Convertible Senior Notes due 2017

On September 28, 2012, we issued $220 million aggregate principal amount of our 3.00% Convertible Senior Notes due 2017, or the Notes. The Notes were issued under the indenture with U.S. Bank National Association, as trustee, dated September 28, 2012. For additional information on the 2012 Credit Agreement, see Note 10 Long Term Debt and Revolving Credit Facility to the notes to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” included in our Transition Report on Form 10-K filed for the nine-month period ended December 31, 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We principally sell equipment that is utilized in the manufacture of polysilicon (which is a key component for making solar wafers and cells), silicon ingots (which are, through various cutting and finishing processes, used for making solar cells, modules and wafers) and sapphire boules (which are, through various cutting and finishing processes, used for making, among other things, LED wafers). Each of the polysilicon, solar wafer, module and cell and LED wafer markets are currently experiencing significant oversupply and/or significant decreased demand. For example, our PV business experienced a 61% decrease in revenue for the six months ended June 29, 2013 as compared to the same period in the prior year. The consequence of this oversupply and decreased demand is that those who sell into these markets (many of whom are customers for our equipment) are either required to sell at very low prices (including sometimes selling at a loss) or are unable to sell at all. Many customers are experiencing large increases in their inventories. As a consequence of these conditions, demand for all of our equipment, particularly our polysilicon reactors, DSS furnaces and ASF units, has dropped significantly in the past few quarters. During the nine-month period ended December 31, 2012, we recorded net negative bookings for our PV, polysilicon and sapphire equipment in an aggregate amount of $151.0 million. Given the state of the markets we serve, our future bookings may be even less in twelve months ended December 31, 2013. This has had an adverse impact on our business and will continue to have such an effect, including requiring that we sell products at prices below what we usually charge or resulting in the absence of any meaningful new sales.

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

Our Photovoltaic business segment has historically depended upon the Directional Solidification System (DSS) furnace for its revenue and we expect that there will be very limited, if any, revenue attributable to DSS sales in the future. Additionally, we do not expect to commercially launch our next photovoltaic tool until 2014.

Particularly in the latter half of 2012, the global solar industry continued to experience a significant downturn that has negatively impacted the industry and the profitability of PV producers and the companies who supply the equipment and materials used in the production of PV products such as wafers, cells and modules. The principal product line of our PV business has been the DSS family of casting furnaces that are used to produce multicrystalline ingots and MonoCast™ ingots.

Because of the high level of PV manufacturing overcapacity, we expect very limited investment in additional generation capital equipment for 2013 and beyond. While we have sold a number of DSS furnaces that we held in inventory as of December 31, 2013, we do have some DSS furnaces that remain in in inventory and we will attempt to sell these during 2013, but expect that demand for these will be limited. Our next generation PV equipment offering, our HiCz tool, is still under development and is projected to be commercially available in 2014. Therefore, we do not expect to have any meaningful sales or revenue from our PV segment in 2013. If our HiCz tool does not gain market acceptance in 2014, our PV business segment could experience prolonged periods without contributing any meaningful revenue to the business. In addition, with the idling of our facility in Hazelwood, Missouri earlier in 2013, we no longer sell HiCz material generated by our HiCz™ tools and, while the revenue from the sale of this material was minimal, we no longer expect to have this as a source of revenue in the future.

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

China has recently experienced decreased growth rates and certain of the solar and sapphire manufacturers in China, and in Asia generally, have been unwilling or unable to continue to invest in capital equipment.

The rate of growth of the Chinese economy has experienced some decreases recently. Since Chinese companies, including solar and LED producers, ship their products to Europe, the decreased growth experienced in China is due, in part we believe, to the economic situation in Europe. The negative impact of this reduced rate of growth is compounded by the fact that the solar industry, including solar wafer, module and cell manufacturers and polysilicon manufacturers, are confronting markets that are either experiencing decreased demand or are generating more capacity than the industry requires. These market conditions are making it difficult for these companies to generate adequate returns and many such companies are not making any capital investments in their operations, which results in much lower demand for our equipment products. For several years, Chinese solar manufacturers relied on, we believe, easily available credit and companies were increasing rates of investment in capital equipment. These companies utilized these financial resources to build up their manufacturing capacity. We believe that Chinese companies have incurred some of the highest levels of debt in the solar industry. Now, however, in many cases, lenders to Chinese solar companies, in particular, are no longer extending credit on favorable terms, or at all. Some of this debt is maturing and certain of these companies are unlikely to be able to make payments when due. As a result, we expect that the demand for our products will continue to remain limited for the short-term amongst our Chinese customer base (which are among our largest customers). Also, it may be the case that customers with orders in our backlog are unable to accept delivery of our equipment or may re-negotiate terms, including requests for reduced prices, delayed delivery and decreases in the number of units shipped. Any of the foregoing would have a negative impact on our business and results of operations. These circumstances are making competition among equipment suppliers to sell to a limited number of purchasers very challenging. As competition increases, it may be the case that our competitors engage in business practices that we will not engage in (or are legally prohibited from engaging in) in order to gain business, including providing incentives or benefits that would be prohibited under the U.S. Foreign Corrupt Practices Act.

Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.

Financial markets in the United States, Europe and Asia experienced extreme disruption in recent years, including, among other things, extreme volatility in security prices, tightened liquidity and credit availability, rating downgrades of certain investments and declining valuations of others and increased bankruptcy filings by companies in a number of industries (including several companies in the solar industry). These economic developments adversely affect businesses such as ours in a number of ways. The tightening of credit in financial markets for solar companies and sapphire companies has resulted in reduced funding worldwide, including China (where many of our customers are located), and a higher level of uncertainty for solar cell, wafer and module manufacturers and manufacturers incorporating sapphire material into their products. As a result, some of our customers have been delayed in securing, or are unable to secure, funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products. We believe a reduction in the availability of funding for new manufacturing facilities and facility expansions in the solar and sapphire industries, or reduction in demand for solar cells, wafers and panels or sapphire material has caused, and may continue to cause, a decrease in orders for our products.

We currently require most of our equipment customers to prepay a portion of the purchase price of their orders and/or to provide letters of credit prior to shipping equipment. We use these customer deposits to prepay our suppliers in order to reduce the need to borrow to cover our cash needs for working capital. This practice may not be sustainable if the recent market disruptions continue or grow worse. Some of our customers who have become financially distressed have failed to provide letters of credit or make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised contract terms, it could have a significant impact on our business, results of operations and financial condition. The impact of these disruptions are increasingly being felt in China, and by certain of our customers which are located in China and other countries in Asia, and accounts in part for the decline in our total revenue and order backlog for the six-month period ended June 29, 2013 as compared to the same period in the prior year.

We may experience further revenue and backlog reductions in the future. Credit and financial market conditions may similarly affect our suppliers. We may lose advances we make to our suppliers in the event they become insolvent because our advances are not secured or backed by letters of credit. The inability of our suppliers to obtain credit to finance development or manufacture our products could result in delivery delays or prevent us from delivering our products to our customers.

Ongoing trade disputes with China may adversely impact the businesses of our Chinese customers, which could harm our business and our stock price.

Trade tensions between China and the U.S. have escalated. In October 2012, the U.S. Commerce Department issued a final ruling and levied anti-dumping duties on billions of dollars of solar panels and cells from China (and set countervailing duties as well). This final ruling will negatively impact our equipment customers in China. This follows a May 2012 Department of Commerce announcement of a preliminary determination that China had violated fair trade policies by “dumping” into the U.S. certain solar products at prices that were intended to advantage Chinese manufacturers. The Chinese government responded by saying these actions were deliberately provoking trade friction between the two nations. In addition, Congress has considered legislation targeting China’s currency practices, which would, among other things, impose trade sanctions against Chinese companies that ship finished goods into the U.S. at artificially low prices caused by Chinese currency manipulation. The Chinese government has indicated that passage of this legislation or similar actions could lead to retaliatory tariffs. In July 2012, the Chinese Ministry of Commerce opened investigations on imports of solar-grade polysilicon from the U.S. and South Korea that may result in trade duties on polysilicon imports from the U.S. and South Korean polysilicon manufacturers. Retaliatory tariffs and trade tensions with China, and the U.S. (as well as South Korea, where some of our equipment customers are located) is causing uncertainty in the industry and is having a material adverse impact on our business since we sell into China and our equipment customers sell end products into Europe and the U.S. Our business and results of operations would be negatively affected if further anti-dumping or other duties were imposed or a trade war was to occur with China (or if the duties already imposed are not removed). In addition, we expect that any further announcements about or imposition of duties by the U.S. government or E.U. on solar cells imported from China or relating to duties imposed on polysilicon manufacturers by the Chinese government (or similar actions) could negatively impact our stock price and may have a material adverse effect on our business and results of operations.

In July 2013, the E.U. and China announced settlement of their dispute over Chinese solar panels in the European market by instituting a price floor on solar panels imported into Europe from China.  We believe this a positive as the agreement removes some of the uncertainty that was stalling industry decisions and may help improve the financial health for some of our Chinese PV customers. While this is a positive, we do not expect to see an immediate effect as these customers will need some period of time to recover financially before they are in a position to make significant capital investments, However, the E.U. and China have not yet resolved trade disputes regarding polysilicon, which adds further uncertainty to this market.

Our credit arrangement contains covenants that impose significant restrictions on us, and if we are unable to comply with financial or other covenants we may be required to pay all or a portion of the indebtedness prior to maturity which could have a significant and adverse impact on our business.

On January 31, 2012, we entered into a credit agreement, or Credit Agreement, with Bank of America, N.A. and certain other lenders. The Credit Agreement was amended (the “2013 Amendment”) on February 27, 2013 and provided, among other things, that we pre-pay $40 million of the term loan. The Credit Agreement contains covenants and conditions that restrict our ability to incur certain additional debt, pay dividends and make distributions, enter into specified transactions with affiliates, acquire businesses, among others, and resulted in liens being placed on certain of our properties and assets. The terms of the Credit Agreement also impose financial covenants on us and our subsidiaries relating to our leverage ratio and interest coverage ratio.

We expect that the challenges facing the polysilicon, photovoltaic and sapphire industries will continue through calendar year 2013. As a result, much of our business for calendar year 2013 is expected to result from filling orders in backlog and we do not expect any meaningful revenue from new contracts during 2013. As a result of the forgoing conditions, in February 2013 we determined that we would not be able to maintain compliance with the minimum interest coverage ratio and maximum leverage ratio covenants (in our 2012 Credit Agreement with Bank of America N.A. and the other lenders). In order to avoid a potential breach of these covenants, the 2013 Amendment provided that these covenants were waived through June 2014 and new covenants were put in place that require that, through the period ending June 2014, we maintain at all times minimum levels of liquidity (as defined in the 2013 Amendment), and quarterly cumulative minimum amounts of Consolidated Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (as defined in the 2013 Amendment). In the event that we are unable to achieve our operating forecasts we may be unable to comply with these new covenants and we may be required to pay all outstanding amounts due under the 2012 Credit Agreement.

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

The foregoing restrictions in the Credit Agreement (including in the 2013 Amendment) may limit our ability to operate our business and our failure to comply with any of these covenants (or any other covenants) could result in the acceleration of our outstanding indebtedness under the Credit Agreement. In addition, if we were to default on our 3.0% Convertible Senior Notes due 2017 and the payment of such notes was accelerated, the amount under the Credit Agreement would also accelerate, and vice versa. If such acceleration occurs, we would be required to repay our indebtedness, and we may not have the ability to do so or we may not be able to refinance our indebtedness, which would prevent us from investing in our business in an effort to grow our operations. Even if new financing is made available to us, it may not be available on acceptable or reasonable terms. An acceleration of all or a significant portion of our indebtedness could impair our ability to operate as a going concern.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal and interest, or to refinance, our indebtedness, including our 3.0% Convertible Senior Notes due 2017 and our Credit Agreement entered into in January 2012 with Bank of America N.A. and certain other lenders depends on our future performance and available cash, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures (particularly if there were to be a default under either or both the Credit Agreement and the 3.0% Convertible Senior Notes due 2017 that would accelerate the payments due thereunder). If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

If our customers delay or cancel equipment purchases, we may be required to modify or cancel contractual arrangements with our suppliers which may result in the loss of deposits or pre-paid advances, which losses have been significant in the past.

As a result of our customer delays or contract terminations, we reschedule or cancel, from time to time, purchase orders with our vendors to procure materials and, in certain cases, we are required to forfeit deposits and/or reimburse the vendor for costs incurred to the date of termination plus predetermined profits. We have recorded significant losses resulting from rescheduled and/or canceled commitments to our vendors as a result of customer delays, contract modifications and terminations. For example, we expect to terminate purchase commitments for DSS inventory components in fiscal 2013 and beyond. The gross amount outstanding under these purchase orders was $14.8 million at June 29, 2013 and we will negotiate with our vendors to determine the amount payable upon termination. Certain of the vendors from whom we purchased materials have been unable to deliver the ordered components because economic conditions had an adverse impact on their ability to operate their businesses and we were unable to recover advances paid to those vendors for components that were not delivered and, in some cases, these lost advances were significant amounts. In cases where we are not able to cancel or modify vendor purchase orders due to customer delays or terminations, our purchase commitments may exceed our order backlog requirements and we may be unable to redeploy the undelivered equipment. In addition, we expect that we may be required to pay advances to vendors in the future without being able to recover that advance if the vendor is placed in bankruptcy, becomes insolvent or otherwise experiences financial distress.

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

Our order backlog is primarily based on signed purchase orders or other written contractual commitments. We cannot guarantee that our order backlog will result in actual revenue in the originally anticipated period, or at all. During the three-month period ended December 31, 2012, we identified certain contracts in our order backlog that had not been terminated or modified, however, we expected at that time that certain customers will not fulfill their obligations under these respective contacts. This was the first time that we have removed such contracts from the amount we reported in our order backlog. We conducted a similar review during the six-month period ended June 29, 2013, and we identified certain contracts in our order backlog that have not been terminated or modified, however, we expect that certain customers will not fulfill their obligations under these respective contacts. As a result, during the six months ended June 29, 2013, we removed contracts from our reported order backlog resulting in a $357.3 million reduction. Almost 100 percent of the reduction was attributable to four contracts that have not been terminated or modified, but we have removed amounts from our reported backlog. During the three-month period ended June 29, 2013 we removed an additional $0.8 million from our order backlog attributable to two contracts. The contracts included in our order backlog may not generate margins equal to our historical operating margins. Our customers may experience project delays or default on the terms of their contracts with us as a result of external market factors and economic or other factors beyond our or their control. If a customer fails to perform its contractual obligations and we do not reasonably expect such customer to perform its obligations, we may terminate the contract, which would result in a decrease in our reported order backlog. In addition, our backlog is at risk to varying degrees to the extent customers request that we extend the delivery schedules and make other modifications under their contracts in our order backlog. Any contract modifications that we negotiate could likely include an extension of delivery dates, and could result in lower pricing or in a reduction in the number of units deliverable under the contract, thereby reducing our order backlog and resulting in lesser (or no) revenue recognized from such contracts. Our order backlog includes contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, it could result in a further reduction of our order backlog. Other customers with contracts, however, may approach us with requests for delays in the future, or may fail to make payments when due, which could further reduce our order backlog. If our order backlog fails to result in revenue in a timely manner, or at all, we could experience a reduction in revenue, profitability and liquidity.

We face competition in each of our business segments, and if our competitors are able to manufacture products that employ newer technologies or are otherwise more widely used than our products, and if we are unable to modify our products to adapt to such future changes, we may be unable to attract or retain customers.

The PV energy and sapphire industries are both highly competitive and continually evolving as participants strive to increase their market share and new entrants strive to capture market share. In addition, the PV energy industry (which includes polysilicon and solar wafer, module and cell manufacturers) also has to compete with the larger conventional electric power industry. The PV and sapphire industries are also rapidly evolving and are highly competitive. Particularly with respect to the solar cell industry, new technologies are leading to improvements in cell efficiencies and performance. Technological advances are, we believe, also resulting in lower manufacturing costs for these products. These developments may render existing products and/or product manufacturing equipment sold by our PV and sapphire businesses obsolete. We will therefore need to keep pace with technological advances in these industries in order to compete effectively in the future, which may require significant expenditures on research and development or investments in acquisition of other businesses and technologies. For example, our success in the sapphire market depends on our ability to expand into new applications that are based on continued advancement in the design and use of sapphire and LEDs (including sapphire and non-sapphire- based LEDs) and lighting technology by others, as well as the continued demand for sapphire in the LED market (while we believe sapphire is currently one of the preferred substrate materials for certain LED applications, which is the market we believe many of our ASF customers sell into, the use of silicon substrates and substrates incorporating other materials in LED applications is currently developing). Our success in the PV market will depend on our success in completing development of commercializing our monocrystallization, or HiCz™, technology offering. Our failure to further refine our technologies and/or develop and introduce new solar power and sapphire products could cause our products to become uncompetitive or obsolete, which could adversely affect demand for our products, and our financial condition, results of operations, business and/or prospects. Many of our competitors, in each of our business segments, have, and future competitors may also have, substantially greater financial, technical, manufacturing and other resources than we do. These resources may provide our competitors with an advantage because they can realize economies of scale, synergies and purchase certain raw materials, commodities and key components at lower prices. Current and potential competitors of ours may also have greater brand name recognition, more established distribution networks and larger customer bases, and may be able to devote more resources to the research, development, promotion and sale of their products or to respond more quickly to evolving industry standards and changes in market conditions. In addition, given the ability of other parties to access our equipment, we also face low-cost competitors who may be able to offer similar products at very competitive prices.

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

In relation to our polysilicon business, we are not the only provider of polysilicon production equipment to the market based on a Siemens-type Chemical Vapor Deposition (CVD) reactor design. Although we believe our SDR reactor to be re-designed and distinct from the competing products offered by our competitors, there can be no assurance that our SDR reactor will compete successfully with their products which would have a material adverse effect on our financial condition, results of operations, business and or prospects. In addition, alternative technologies for producing polysilicon exist and, to the extent that they become more widely available, the demand for our SDR reactor may also be adversely effected. Furthermore, we believe that companies that currently produce polysilicon for their own internal use and consumption compete indirectly with our polysilicon business, as any increase in the supply of polysilicon may have an adverse effect of the demand for our SDR reactor.

We intend to pursue business and technology acquisition and investment opportunities in the future as part of our business plan to grow and diversify our business and we expect that one or more of these acquisitions or investments will expand our product offerings into markets we have not previously served.

Our business plan is focused on growing and diversifying our product and technology offerings. Acquiring Crystal Systems, a sapphire manufacturer, and substantially all of the business of Thermal Technologies, a developer of high temperature thermal and vacuum products, were part of this business plan to extend our offerings beyond polysilicon and PV markets. We expect that achieving these goals of growth and diversification will include the acquisition of businesses and technologies from third parties or investments in third parties (that may lead to future acquisitions or rights to technology) and expect that in the future we will continue to engage in negotiations for such acquisitions, investments or joint venture arrangements. In order to achieve our objective of diversifying our business to technologies outside of polysilicon, photovoltaic and sapphire, we expect that some of these acquisitions will be in markets or industries that may be unrelated to those markets we currently serve. We are, however, an equipment company and we currently expect that future acquisitions will continue to be for the purpose of accessing technologies that will enable us to provide equipment to our customers. This business diversification plan involves risks. Our stock may be valued differently depending on what markets we serve in the future. Diversification may also require significant time and resource commitments from our senior management, which will limit the amount of time these individuals will have available to devote to our existing operations. This diversification may also involve the complexities in managing an employee base that is already located in several different locations and in effectively deploying, operating and utilizing our internal systems, including those related to financial reporting, and other systems we depend on.

We may also have very little experience in dealing with these new markets and products. Any failure or any inability to effectively manage and integrate the new businesses and technologies could have a material adverse effect on our business, financial condition and results of operations. In addition, any amounts that we invest may not generate any returns for us and we could lose the entire amount of the investment.

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

In each fiscal period, we depend on a small number of customers for a substantial part of our sales and revenue. For example, in the three months ended June 29, 2013, two customers accounted for 87% of our revenue and in the nine months ended December 31, 2012, three customers accounted for 68% of our revenue. In addition, as of June 29, 2013, we had a $702.4 million order backlog of which $511.0 million was attributable to three customers. The failure of our major customers to make any payments, the loss of existing orders or lack of new orders in the future, or a change in the product acceptance schedule by such customers could significantly reduce our revenues and have a material adverse effect on our financial condition, results of operations, business and/or prospects. While we have sought to diversify our business and customer base, we anticipate that our dependence on a limited number of customers will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future, particularly as we face increased competition in each of our business segments, and/or that these customers will experience financial difficulties. Furthermore, due to the cost of our products, our customers are often dependent on the equity capital markets and debt markets to finance their purchases. As a result of on-going turmoil in the capital and debt markets, these customers could experience financial difficulties and become unable to fulfill their contracts with us. There is also a risk that these customers will attempt to impose new or additional requirements on us that reduce the gross margins that we are able to generate through sales to such customers. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

General economic conditions may have an adverse impact on demand for our products and result in charges for excess or obsolete inventory.

Purchasing our products requires significant capital expenditures, and demand for such products is affected by general economic conditions. A downturn in the global construction market has reduced demand for solar panels in new residential and commercial buildings, which, among other factors, in turn has reduced demand for our products that are used in the manufacture of PV wafers, cells and modules and polysilicon for the solar power industry (including our DSS units and SDR reactors). In addition, a downturn or lack of growth in the sapphire material market, and the sapphire-based LED and general illumination markets in particular, have resulted in reduced demand for our sapphire material and our ASF systems. Uncertainties about economic conditions, negative financial news, potential defaults by or rating downgrades of debt issued by governmental entities and corporate entities, tighter credit markets and declines in asset values have, in the recent past, caused our customers to postpone or cancel making purchases of capital equipment and materials. We believe that increasing governmental budgetary pressures will likely result in reduced, or the elimination of, government subsidies and economic incentives for solar electricity applications. A prolonged downturn in the global economy, combined with decreased governmental incentives for solar power usage, would have a material adverse effect on our business in a number of ways, including decreased demand for our products, which would result in lower sales, reduced backlog and contract terminations.

Uncertainty about future economic conditions makes it challenging for us to: forecast demand for our products and our operating results, make business decisions and identify the risks that may affect our business. For example, our inventory balances have increased substantially recently and, during the three month period ended December 31, 2012, we determined that we were unable to deploy certain of our PV inventory and had to take a significant impairment charge. If our remaining PV inventory, or the inventory we have built up for polysilicon or sapphire equipment, cannot be sold or utilized in our operations and becomes excess or obsolete, we could be required to take another write down or multiple write downs and the amount or amounts may be material. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, including by maintaining appropriate inventory levels, our business, results of operations and financial condition may be materially and adversely affected.

Our success depends on the sale of a limited number of products.

A significant portion of our operating profits has historically been derived from sales of DSS units, SDR reactors, STC converters, hydrochlorination equipment and ASF units, which sales accounted for 92% of our revenue for the three months ended June 29, 2013. There can be no assurance that sales of this equipment will increase beyond, or be maintained at, past levels or that any sales of sapphire materials (or any other future product offering) will offset any decrease in sales of DSS furnaces, ASF systems or SDR reactors (or result in any revenue). Additionally, we have already experienced decreased demand for all of our equipment products, and specifically sales of our STC converters, ASF units and DSS furnaces are substantially lower than in prior periods due to changes in technology and decreased demand, and further changes in technology will also, we expect, result in a further reduction in demand and decreased average selling prices for our DSS multicrystalline furnace, if we are able to sell any of these DSS furnaces at all. Due to these circumstances, we expect that we will only be selling DSS furnaces that we have in inventory. Factors affecting the level of future sales of our products include factors beyond our control, including, but not limited to, demand for solar products and sapphire material (including sapphire-based LED material and sapphire use in general illumination), development and/or use of alternatives to sapphire in LED applications (including in general illumination) and competing product offerings by other equipment manufacturers. We may be unable to diversify our product offerings and thereby increase or maintain our revenue and/or maintain our profits in the event of a decline in ASF systems and SDR reactors sales and to off-set the discontinuation of our DSS product line.

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

There is no guarantee that we will maintain relationships with our existing suppliers or develop new relationships with other suppliers. We are also dependent on our suppliers to maintain the quality of the components and equipment we use and if the the quality were to be below our standards, our equipments offerings may not function as designed. We may be unable to identify replacement or additional suppliers or qualify their products in a timely manner and/or on commercially reasonable terms, or at all. Component parts supplied by new suppliers may also be less suited to our products than the component parts supplied by our existing suppliers. Certain of the component parts used in our products have been developed, made or adapted specifically for us. Such parts are not generally available from other vendors and could be difficult or impossible to obtain elsewhere. As a result, there may be a significant time lag in securing an alternative source of supply. In addition, the inability of our suppliers to support our demand could be indicative of a marketwide scarcity of the materials, which could result in even longer interruptions in our ability to supply our products.

We utilize raw materials in manufacturing our sapphire materials and equipment and the prices for these materials fluctuate significantly and any increases in price or decrease in availability will harm our business.

In the ordinary course of business, we are exposed to market risk from fluctuations in the price of raw materials and commodities necessary in the manufacture of our products, such as graphite, steel, copper, helium and molybdenum. We experience similar commodity risks in connection with the consumable materials utilized in our products, and in certain cases, there is very limited access to these commodities. The increase in the price of these commodities, due to limitations of availability or to greater demand, will make our products less attractive and will harm our sapphire material and equipment businesses. If we bring more entrants into the photovoltaic, polysilicon and sapphire markets, these commodity risks increase. Any significant increase in these prices would increase our expenses, decrease demand for our products and hurt our profitability (or prevent us from being profitable). In addition, demand for our products will be negatively impacted if the prices of raw materials that are used to create polysilicon, PV materials and sapphire were to increase.

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

The prices for polysilicon and sapphire material, as well as silicon ingots, have, in the past, dropped as a result of either increased supply or decreased demand, and, at the same time, the prices for the inputs to create this output has either remained consistent or increased, which has resulted in decreased margins for polysilicon and sapphire and PV manufacturers, and if these circumstances were to continue or dampen the demand for our PV, polysilicon, sapphire equipment business would be negatively impacted.

The prices for polysilicon, sapphire and PV cells, wafers and modules have decreased due, in part, to either excess supply or decreasing demand for these materials. At certain times, these price drops were accompanied by an increase in the costs (or the costs have remained stable) for the consumable materials that are used in our equipment to make polysilicon, sapphire boules and PV modules, cells ingots and wafers. These two factors, operating in tandem, result in decreased margins for the manufacturers selling polysilicon, sapphire boules and PV modules, cells, ingots and wafers, and, depending on circumstances, could result in negative margins. If this situation were to persist, we would expect that the demand for our SDR polysilicon reactors, ASF units and our PV equipment would drop and may hamper the adoption of any new technologies we introduce (including our proposed HiCz™ equipment offering, which is still currently in development).

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

We have expended significant financial resources and technical expertise in developing new products and services that we expect will improve our product portfolio and result in increased revenues. These investments, however, may not result in increased revenues and may require that we incur expenses that result in decreasing our cash balances. For example, we have already spent significant amounts (and may spend additional amounts in contingent payments and additional significant capital spending) in connection with our acquisition of (i) Confluence Solar, which we ultimately expect will result in a PV equipment offering, or HiCz™, that is to be designed to produce high efficiency monocrystalline solar ingots, and which is expected to lower PV production costs and (ii) substantially all of the business of Thermal Technologies, a developer of high temperature thermal and vacuum products, including an annealing furnace. In addition, we have purchased certain select assets and intellectual property from a third party related to the Hyperion ion implant technology and have invested significant amounts in our internal research and development efforts for other technologies, including silicon carbide growth technologies.

The HiCz, Hyperion ion implantation, sapphire annealing furnace and silicon carbide development efforts, which are among the new product offerings were are in the process of developing, require that we expend significant cash and time resources. If we are not successful in commercializing one or more of these new product lines, we would lose the significant investments we made in our internal development efforts and in the acquisitions we have made. In addition, certain of these proposed products, such as the Hyperion ion implantation tool, may take years to bring to market and we may be unable to timely generate revenue from these projects, if we are able to generate any revenue at all.

We also have no experience in manufacturing and selling HiCz equipment, the Hyperion ion implantation equipment, sapphire annealing furnace and silicon carbide manufacturing equipment, and we may be unable to commercialize these products or ensure they gain wide-spread market acceptance. We may also have issues with installing these products in customer facilities or in training customers to properly operate this equipment, which would likely prevent us from recognizing revenue on sales of this equipment. If we are unable to bring any of these products to market and generate substantial sales, we may be unable to recover any or all of the investments we have made in them.

Given the pace of technological advancements in the PV equipment industry, it is possible that monocrystalline production, such as the HiCz tool, may not gain meaningful market share as other companies develop products that generate solar cells offering even higher efficiency. Alternatively, there are competing monocrystalline production techniques that may result in a more efficient solar wafer and/or equipment that can make comparable quality silicon at equipment prices below what we charge or at which our equipment makes ingots. We face similar challenges and competition with respect to any ion implantation, sapphire annealing furnace silicon carbide or other equipment product we may bring to market. Any of the foregoing would have a significant and negative impact on our business and results of operation.

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

•      difficulty with staffing and managing widespread international operations;

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

Accordingly, foreign laws and regulations which are applicable to us may have a material adverse effect on our financial condition, results of operations, business and/or prospects. As a result of the procedural and other requirements or laws of the foreign jurisdictions in which we carry on business and/or in which our customers or suppliers are located, we may experience difficulty in enforcing supplier or customer agreements or certain provisions thereof, including, for example, the limitations on the product warranty we typically include in our equipment sales contracts. In some jurisdictions, enforcement of our rights may not be commercially practical in light of the duration, cost and unpredictability of such jurisdiction’s legal system. Any inability by us to enforce, or any difficulties experienced by us in enforcing, our contractual rights in foreign jurisdictions may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

We are subject to export restrictions and laws affecting trade and investments, and the future sale of our products may be further limited or prohibited in the future by a government agency or authority.

As a global company headquartered in the United States, our products and services are subject to U.S. laws and regulations that may limit and/or restrict the export (and re-export from other countries) of some of our products, services and related product and technical information. We are also subject to the export and import laws of those foreign jurisdictions to which we sell or from which we re-export our products. Compliance with these laws and regulations could significantly limit our operations and our sales in the future and failure to comply could result in a range of penalties, including restrictions on exports of all of our products for a specified time period, or forever, and severe monetary penalties. In certain circumstances, these restrictions may affect our ability to interact with our foreign subsidiaries and otherwise limit our trade with third parties (including vendors and customers) operating inside and outside the U.S. In addition, as we introduce new products, we may need to obtain licenses or approvals from the US and other governments to ship them into foreign countries. Failure to receive the appropriate approvals may mean that our development efforts (and expenses related to such development) may not result in any revenue, particularly as most of our customers are located in foreign jurisdictions. This would have a material and adverse impact on our business.

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

We have had significant sales in China and we have significant facilities and operations in China. Accordingly, our financial condition, results of operations, business and/or prospects could be materially adversely affected by economic, political and legal conditions or developments in China.

In November 2012, China selected a new leadership group to run the government of the country.  In China, the government has significant impact on what industries will receive financial and government assistance. At this point, the new government’s economic priorities are unclear, but it may be the case that they will not be supportive of alternative energy industries, such as solar manufacturing, or of sapphire manufacturing. The Chinese government is able to exercise such control through its direct control over capital investments or changes in tax regulations that may be applicable to us or our customers. In addition, a substantial portion of the productive assets in China remain government owned. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. If the solar and/or sapphire industries are not a priority, our customers will likely have a difficult time expanding their operations and may have difficulty continuing their operations (particularly if direct and indirect financial support for our customers is reduced). This would have a negative impact on all of our business segments and, we expect, our results of operations.

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

In the past we have entered into, and may in the future enter into business combinations or purchases. Acquisitions and combinations are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired company, disruption of our ongoing business, distraction of management, expenses related to the acquisition and potential unknown liabilities and claims associated with acquired businesses. We may be subject to (i) liability for activities of the acquired company prior to the acquisition, including environmental and tax and other known and unknown liabilities and (ii) litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.

In addition, there may, in particular, be risks and uncertainties in connection with the intellectual property rights and ownership of technology of an acquired company, including (i) the nature, extent and value of the intellectual property and technology assets of an acquired company (or of the acquired assets), (ii) the rights that an acquired company (or company selling assets) has to utilize intellectual property and technology that it claims to have developed or to have licensed, and (iii) actions by third parties against the acquired company (or company selling assets) for intellectual property and technology infringement and the extent of the potential loss relating thereto. Third parties may also be more likely to assert claims against the acquired company (or company selling assets), including claims for breach of intellectual property rights, once the company (or assets) has been acquired by us.

Any inability to integrate completed acquisitions or combinations in an efficient and timely manner or the inability to properly assess and utilize the intellectual property and technology portfolio without infringing the rights of a third party could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with any current or future acquisition, combination or asset purchase or we may be unable to effectively implement the business plan for the acquired company or assets, which would prevent us from achieving our financial and business goals for the business.

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

We have entered into, and we may in the future enter into, arrangements in which we invest in another business without owning all of the voting control of the entity or without the ability to control the decision-making of the entity or we may enter into joint development or similar arrangements for the development of technology or sale of products. Investments of this nature can require a significant commitment of our time, attention, cash and financial resources and technology sharing. If we do not have a controlling stake in these companies, it is likely that such entities may make their own business decisions that may not always align with our interests. In addition, some of the entities that we invest in, or enter into development projects with, will very likely have the right to manufacture or distribute their own products or certain products of our competitors. If we are unable to provide an appropriate mix of incentives to the companies that we invest in or in which we enter joint venture or similar arrangements, these other parties, through a combination of pricing and marketing and advertising support or otherwise, may take actions that, while maximizing their own short-term profits, may be detrimental to us or our brands, or they may devote more of their energy and resources to business opportunities or products other than those that generate a return for us. Such actions could, in the long run, have an adverse effect on our financial results. In addition, these types of investments may not ultimately generate the technological advances returns that we expect when we entered into the arrangements, which could result in a decrease in our cash holdings and loss of our entire investment.

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

As of June 29, 2013, our total consolidated indebtedness was approximately $318 million (which amount includes the portion of our 3.0% convertible notes due 2017 allocated to equity of $65 million) and our unrestricted cash was approximately $295 million. Our level of indebtedness affects our operations in several ways, including the following:

•                  a portion of our cash flows from operating activities must be used to service our indebtedness and is not available for other purposes;

•                  we may be at a competitive disadvantage as compared to similar companies that have less debt;

•                  the covenants contained in the agreements governing our outstanding indebtedness and future indebtedness may limit our ability to borrow additional funds, pay dividends and make certain investments and acquisitions and may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

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

Many of these factors are beyond our control. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we make an offering. In addition, our failure to comply with the financial and other covenants relating to our indebtedness could result in a default under that indebtedness and acceleration of amounts due, which could adversely affect our business, financial condition and results of operations.

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

Our reporting currency is the U.S. dollar and almost all of our equipment contracts are denominated in U.S. dollars. However, greater than 98% of our revenue was generated from sales to customers located outside the United States in the quarter ended June 29, 2013, in the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, and we expect that a large percentage of our future revenue will continue to be derived from sales to customers located outside the United States. Changes in exchange rates between foreign currencies and the U.S. dollar could make our products less attractive to non-U.S. customers and therefore decrease our sales and gross margins. In addition, we incur costs in the local currency of the countries outside the United States in which we operate and as a result are subject to currency translation risk. Exchange rates between a number of foreign currencies and the U.S. dollar have fluctuated significantly over the last few years and future exchange rate fluctuations may occur. Our largest foreign currency exposure is the Euro. In an attempt to mitigate foreign currency fluctuations, we have entered into, from time to time, forward foreign exchange contracts to hedge portions of equipment purchases from vendors located primarily in Europe. Our hedging activities may not be successful in reducing our exposure to foreign exchange rate fluctuations, for example, in the nine months ended December 31, 2012 we were required to take a charge of $0.9 million as a result of certain forward foreign exchange contracts no longer qualifying as cash flow hedges, which may occur again if we delay, cancel or otherwise modify the terms of the equipment purchases that affect the forecasted cash flow transaction being hedged. Future exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our system of internal controls was effective as of December 31, 2012, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we acquire new businesses and technologies. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies or make significant investments in other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. In addition, if we reduce a portion of our workforce, as we have done recently, our ability to adequately maintain our internal controls may be adversely impacted. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price.

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

In addition, the risks of unintended disclosure of information, proprietary or otherwise, following an acquisition is increased until such time as we can implement proper protection measures. During the time, prior to implementing safeguards, third parties may be able to obtain information about the acquired entity or about our business technology and operations.

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

We operate in a number of countries throughout the world, including in countries that do not have as strong a commitment to anti-corruption and ethical business behavior that is required by U.S. laws or by corporate policies. We are subject to the risk that we, our U.S. employees or our employees located in other jurisdictions or any third parties that we engage to do work on our behalf in foreign countries may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the U.S. Foreign Corrupt Practices Act of 1977 (or the FCPA). In addition, we operate in certain countries in which the government may take an ownership stake in an enterprise and such government ownership may not be readily apparent (thereby increasing potential FCPA violations). Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, we have internal ethics policies that we require our employees to comply with in order to ensure that our business is conducted in a manner that our management deems appropriate. If these anti-corruption laws or internal policies were to be violated, our reputation and operations could also be substantially harmed. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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

Risks Relating to Our Photovoltaic Business

We do not expect our PV segment to contribute any material revenues to our business until the HiCz equipment offering, which is still under development, is released and commercially adopted.

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

Demand for PV equipment, including on-grid applications, has historically been dependent in part on the availability and size of government subsidies and economic incentives. Currently, the cost of solar electricity exceeds the retail price of electricity in most major markets in the world. As a result, governmental bodies in many countries, most notably Germany, Italy, Spain, South Korea, Japan, China and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and/or manufacturers of PV products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives have expired or are due to expire in time, phase out over time, cease upon exhaustion of the allocated funding and/or are subject to cancellation or non-renewal by the applicable authority. The reduction, expiration or elimination of relevant government subsidies or other economic incentives may result in the diminished competitiveness of solar energy relative to conventional and other renewable sources of energy, and adversely affect demand for PV equipment (and polysilicon equipment) or result in increased price competition, all of which could cause our sales and revenue to decline and have a material adverse effect on our financial condition, results of operations, business and/or prospects. Further, any government subsidies and economic incentives could be reduced or eliminated altogether at any time and for any reason. We believe that government subsidies and incentives will be eliminated in the near future. Also, relevant statutes or regulations may be found to be anti-competitive, unconstitutional or may be amended or discontinued for other reasons. Some government subsidies and incentives have been subject to challenge in courts in certain foreign jurisdictions. New proceedings challenging minimum price regulations or other government incentives in other countries in which we conduct our business or in which our customers conduct business, may be initiated, and if successful, could cause a decrease in demand for our products.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of photovoltaic products.

The market for electricity generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of user-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are currently being modified and may be modified again in the future. These regulations and policies could deter end-user purchases of solar generated power and negatively impact PV products (and polysilicon products) and investment in the research and development of PV technology. For example, without a mandated regulatory exception for PV systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to end-users of PV systems and make such systems less attractive to potential customers, which may have a material adverse effect on demand for our polysilicon and PV products and our financial condition, results of operations, business and/or prospects.

The photovoltaic industry may not be able to compete successfully with conventional power generation or other sources of renewable energy.

Although the PV industry has experienced advances in recent years, it still comprises a relatively small component of the total power generation market and competes with other sources of renewable energy, as well as conventional power generation. Many factors may affect the viability of widespread adoption of PV technology and thus demand for solar wafer, cell and module manufacturing equipment, including the following:

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

Any of the foregoing factors could have an adverse impact on the growth of the sapphire portion of our business and the recoverability of our investment in Crystal Systems and the business of Thermal Technologies. Historically, the sapphire industry has experienced volatility in product demand and pricing. Changes in average selling prices of sapphire material as a result of competitive pricing pressures, availability of material, increased sales discounts and new product introductions by competitors could have an adverse impact on our results of operations.

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

Future sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional securities. In addition, future equity financings could also result in dilution to our stockholders and new securities could have rights, preferences and privileges that are senior to those of our common shares.

Our certificate of incorporation currently authorizes us to issue up to 500 million shares of common stock, and as of June 29, 2013, we had approximately 123 million shares of common stock outstanding. All of these shares (other than the approximately 3.4 million shares issued in connection with the acquisition of the business of Thermal Technologies) are freely tradable, in the public market under a registration statement or an exemption under the securities laws. Moreover, at June 29, 2013, 11.6 million shares of our common stock were issuable upon the exercise of outstanding vested and unvested options and upon vesting of outstanding restricted stock units.

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

•                  changes in government subsidies and economic incentives for solar electricity applications;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Stock Repurchases.

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the six months ended June 29, 2013:

				(d)
			(c)	Maximum Number
			Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a)	(b)	as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
	Shares Purchased	Paid per Share	or Programs	or Programs

Month #1 (January 1, 2013 through February 2, 2013)	17,229	$3.26	—	25,000,000
Month #2 (February 3, 2013 through March 2, 2013)	20,321	$2.91	—	—
Month #3 (March 3, 2013 through March 30, 2013)	1,897	$2.72	—	—
Month #4 (March 31, 2013 through May 4, 2013)	3,087	$3.10	—	—
Month #5 (May 5, 2013 through June 1, 2013)	8,671	$4.43	—	—
Month #6 (June 2, 2013 through June 29, 2013)	239,700	$4.23	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the six months ended June 29, 2013; however, our employees surrendered, and we subsequently retired, 290,905 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our 2008 Equity Incentive Plan and 2011 Equity Incentive Plan.

On November 16, 2011, our board of directors authorized a $100 million share repurchase plan.  Of this amount, we repurchased $75 million during the fiscal year ended March 31, 2012.  Under this repurchase plan, we may purchase up to an additional $25 million of our common stock, however the covenants under our January 2012 Credit Agreement with Bank of America N.A. (and certain other lenders), as amended, prohibit any repurchase.

The Credit Agreement also imposes restrictions on our ability, and the ability of our subsidiaries, to pay cash dividends, subject to certain limited exceptions.

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

GT ADVANCED TECHNOLOGIES INC.
Thomas Gutierrez

	By:	/s/ Thomas Gutierrez
Date: August 8, 2013		President and Chief Executive Officer
Richard J. Gaynor

	By:	/s/ Richard J. Gaynor
Date: August 8, 2013		Vice President and Chief Financial Officer