Form 10-Q
period 2013-09-28
GT Advanced Technologies Inc.
filed 2013-11-07
CIK 1394954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

As of November 1, 2013, approximately 123,830,191 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

GT ADVANCED TECHNOLOGIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 28, 2013

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

GT Advanced Technologies Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 28, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$258,472	$418,095
Accounts receivable, net	7,471	23,829
Inventories	123,189	133,286
Deferred costs	2,274	30,248
Vendor advances	12,630	32,440
Deferred income taxes	22,937	28,226
Refundable income taxes	—	1,516
Prepaid expenses and other current assets	6,340	9,168
Total current assets	433,313	676,808
Property, plant and equipment, net	65,755	77,980
Other assets	92,081	86,920
Intangible assets, net	98,918	90,516
Deferred cost	26,344	24,423
Goodwill	54,765	48,021
Total assets	$771,176	$1,004,668
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$9,063	$7,250
Accounts payable	20,326	44,848
Accrued expenses	46,947	30,928
Contingent consideration	1,294	4,901
Customer deposits	36,218	111,777
Deferred revenue	13,700	86,098
Accrued income taxes	11,982	21,716
Total current liabilities	139,530	307,518
Long-term debt	86,875	132,313
Convertible notes	165,390	157,440
Deferred income taxes	6,034	24,459
Customer deposits	55,598	71,340
Deferred revenue	48,613	35,848
Contingent consideration	16,229	5,414
Other non-current liabilities	2,418	2,323
Accrued income taxes	27,748	25,762
Total liabilities	$548,435	$762,417
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 123,758 and 119,293 shares issued and outstanding as of September 28, 2013 and December 31, 2012, respectively	1,237	1,193
Additional paid-in capital	208,631	183,565
Accumulated other comprehensive income	1,066	806
Retained earnings	11,807	56,687
Total stockholders’ equity	222,741	242,251
Total liabilities and stockholders’ equity	$771,176	$1,004,668

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue	$40,291	$110,061	$266,397	$631,203
Cost of revenue	22,514	75,033	176,389	383,641
Gross profit	17,777	35,028	90,008	247,562
Operating expenses:
Research and development	21,075	18,767	56,039	47,954
Selling and marketing	3,496	3,123	10,870	9,657
General and administrative	17,427	15,428	48,507	45,731
Contingent consideration expense (income)	4,971	(9,943)	997	(9,261)
Restructuring charges	4,010	—	6,868	—
Amortization of intangible assets	2,976	2,538	8,098	7,631
Total operating expenses	53,955	29,913	131,379	101,712
(Loss) income from operations	(36,178)	5,115	(41,371)	145,850
Other income (expense):
Interest income	122	27	286	50
Interest expense	(6,456)	(1,620)	(20,462)	(3,398)
Other, net	62	(431)	73	(968)
(Loss) income before income taxes	(42,450)	3,091	(61,474)	141,534
(Benefit) provision for income taxes	(4,304)	747	(16,594)	45,360
Net (loss) income	$(38,146)	$2,344	$(44,880)	$96,174
Net (loss) income per share:
Basic	$(0.31)	$0.02	$(0.37)	$0.81
Diluted	$(0.31)	$0.02	$(0.37)	$0.80
Weighted-average number of shares used in per share calculations:
Basic	122,183	118,769	119,752	118,873
Diluted	122,183	119,874	119,752	120,126

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net (loss) income	$(38,146)	$2,344	$(44,880)	$96,174
Other comprehensive (loss) income, net of tax:
Change in fair value of cash flow hedging instruments, net of tax effect of $0, ($274), $11 and ($1,268), respectively	—	338	(54)	1,752
Foreign currency translation adjustments	66	192	314	(62)
Other comprehensive income	66	530	260	1,690
Comprehensive (loss) income	$(38,080)	$2,874	$(44,620)	$97,864

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net (loss) income	$(44,880)	$96,174
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization expense	8,098	7,631
Depreciation expense	11,881	10,256
Convertible notes discount amortization	7,950	62
Contingent consideration expense (income)	997	(13,991)
Impairment on long lived assets	4,010	—
Deferred income tax expense (benefit)	(23,057)	(6,275)
Provision for excess and obsolete inventory	1,848	4,106
Share-based compensation expense	13,883	13,091
Excess tax benefits from share-based awards	(242)	(285)
Amortization of deferred financing costs	2,914	697
Loss on disposal of assets	966	2,038
Other adjustments, net	500	864
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Restricted cash	—	96,202
Accounts receivable	17,510	39,185
Inventories	13,246	(22,435)
Deferred costs	26,069	189,172
Vendor advances	21,747	(23,204)
Prepaid expenses and other assets	1,542	2,086
Accounts payable and accrued expenses	(14,738)	(25,495)
Customer deposits	(93,812)	(56,283)
Deferred revenue	(59,633)	(337,900)
Income taxes	(6,216)	896
Other, net	254	704
Net cash used in operating activities	(109,163)	(22,704)
Cash flows from investing activities:
Purchases and deposits on property, plant and equipment	(3,710)	(35,541)
Other investing activities	52	293
Net cash used in investing activities	(3,658)	(35,248)
Cash flows from financing activities:
Borrowings under credit facility	—	145,000
Principal payments under credit facility	(43,625)	(1,813)
Proceeds from issuance of convertible notes	—	220,000
Cash paid for bond hedges	—	(57,923)
Proceeds from issuance of warrants	—	41,623
Proceeds and related excess tax benefits from exercise of share-based awards	358	1,507
Payments of contingent consideration from business combinations	—	(4,903)
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(1,516)	(1,153)
Deferred financing costs	(2,266)	(11,471)
Other financing activities	(35)	(498)
Net cash (used in) provided by financing activities	(47,084)	330,369
Effect of foreign exchange rates on cash	282	(76)
(Decrease) increase in cash and cash equivalents	(159,623)	272,341
Cash and cash equivalents at beginning of period	418,095	206,878
Cash and cash equivalents at end of period	$258,472	$479,219
Supplemental cash flow information:
Cash paid for interest	$8,254	$2,470
Non-cash investing and financing activities:
Decrease in accounts payable and accrued expenses for property, plant and equipment	$(683)	$(3,469)
Fair value of shares issued for acquisition	$14,463	$—
Contingent consideration issued for acquisition	$6,211	$—
Unpaid deferred financing costs	—	635

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

1. Basis of Presentation

These accompanying unaudited condensed consolidated financial statements of GT Advanced Technologies Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 28, 2013 are not necessarily indicative of the results to be expected for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Transition Report on Form 10-K (“Transition Report”) for the nine-month period ended December 31, 2012, filed with the SEC on March 1, 2013.

The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Specifically, contingent consideration income of $9,943 and $9,261 for the three and nine-month periods ended September 29, 2012, respectively, was previously included in general and administrative expense, but is now stated separately in the Company’s condensed consolidated statements of operations.

Recent Developments

The polysilicon, photovoltaic (“PV”) and sapphire (including LED) industries continue to face the significant challenges described in the Company’s Transition Report, including, among others, (i) oversupply of, or limited demand for, end products that are manufactured with equipment sold by the Company; (ii) ongoing trade disputes between the U.S., European Union and South Korea, on the one hand, and China on the other, which have adversely impacted the businesses of the Company’s customers in China (where a majority of the Company’s customers are located) continues to create uncertainty among the Company’s customers and the industries the Company serves; (iii) liquidity challenges being faced by companies in the polysilicon, PV and sapphire industries, due in part to changes in the global capital markets which have resulted in a more stringent lending environment which in turn has caused decreased spending within the industries the Company serves, as customers try to preserve their liquidity; (iv) deterioration of the financial health of the Company’s customers and (v) structural changes in the PV industry which, the Company believes, will require that any recovery in the PV market will be driven by changes in monocrystalline technology and development of other materials for higher efficiency solar cells. As a result, demand for existing multicrystalline products (DSS) will be very limited.

Taking these factors into account, during December 2012, the Company took a number of strategic actions, including, (i) intending to discontinue any significant future investments in the DSS product line and (ii) determining that the vast majority of the amounts in the Company’s backlog attributable to DSS equipment is at risk of not converting into revenue and, accordingly, future sales of DSS will be limited. The Company has taken a number of strategic actions, including idling the Company’s continuously-fed Czochralski (HiCz) Hazelwood facility in St. Louis and shifting the related research and development to Merrimack, New Hampshire. HiCz is a growth technology designed to enable the production of high efficiency monocrystalline solar cells. The factors above triggered impairment assessments that resulted in impairment charges in December 2012 of $60,192 related to PV inventory, $8,352 related to all remaining PV vendor advances, $57,037 related to PV goodwill, and $29,261 related to certain long-lived, intangible and other assets located at the Company’s HiCz Hazelwood facility.

For the three month period ended September 28, 2013, the Company incurred a loss from operations of $36,178 and a net loss of $38,146. For the nine month period ended September 28, 2013, the Company incurred a loss from operations of $41,371, a net loss of $44,880, and used $109,163 in cash for operating activities.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

On October 30, 2013, the Company terminated the 2012 Credit Agreement (the “Credit Agreement”).  As of September 28, 2013, there was approximately $96,000 outstanding borrowings under the 2012 Term Facility which was paid in full on October 30, 2013 by using available cash.  As of October 30, 2013, there are no amounts outstanding under the 2012 Revolving Credit Facility and no outstanding stand-by letters of credit under the 2012 Revolving Credit Facility.  In connection with the termination of the 2012 Credit Agreement, the Company expects to recognize a charge in the fourth quarter of approximately $3,639 relating to deferred issuance costs that will be written off upon the termination of the agreement.  For additional information, refer to Note 21, Subsequent Events.

Management believes that the Company has sufficient cash resources to fund operations for at least the next twelve months.

SDR-400™

During the nine months ended September 28, 2013, the Company determined that it had obtained sufficient evidence that the SDR-400™, a product within the Polysilicon business unit, is an established product in accordance with the Company’s revenue recognition policy and accordingly, there is no longer uncertainty around meeting the requirements of customer acceptance conditions in agreements that contain the standard or demonstrated objective specifications of the SDR-400™. In concluding that the SDR-400™ is now an established product, the Company considered the stability of the product’s technology, the ability to test the product prior to shipment, and the historical performance results of over 30 product installations at one of our customers’ facilities.  As a result of classifying the SDR-400™ as an established product, the Company recognized revenue and gross profit of $3,080 and $681, and $148,740 and $59,501, in the three and nine months ended September 28, 2013, respectively, from two customer arrangements that included SDR-400™’s prior to formal customer acceptance of the products.  Non-refundable payments received under these customer arrangements exceed the recognized revenue and were previously recorded as deferred revenue. The Company continues to report deferred revenue related to these arrangements for advance payments on other deliverables included in the arrangements.  Revenue recognized in the nine months ended September 28, 2013 related to the SDR-400™ was material to both the Polysilicon reporting segment and the consolidated results within the Company’s condensed consolidated statement of operations.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Transition Report. There were no significant changes to the significant accounting policies during the nine months ended September 28, 2013.

3. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance eliminates diversity in practice surrounding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if the carryforward would be used to settle additional tax due upon disallowance of a tax position. The amendment is effective for fiscal periods beginning after December 15, 2013 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisitions

Acquisition of Certain Assets of Thermal Technology, LLC

On May 16, 2013, the Company acquired substantially all of the business of Thermal Technology, LLC, (“Thermal Technology”), a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that are deployed across multiple industries including LED, medical devices, oil and gas and automotive.  This acquisition was achieved by the Company acquiring an entity to which certain assets and trade payables of Thermal Technology had been transferred immediately prior to the acquisition.  The acquisition of Thermal Technology provides the Company with key technologies that will allow the Company, it believes, to address new markets with production equipment options that can be optimized around customers’ specific needs. The purchase consideration consisted of 3.4 million shares of the Company’s common stock valued at an aggregate of $14,463 (as of the date of acquisition) and potential contingent consideration of $35,000 based upon meeting certain financial metrics. The final purchase price is subject to a net working capital adjustment, dependent upon the level of working capital at the acquisition date, that has not yet been finalized.  The fair value of the contingent consideration was $6,211 at the date of acquisition.

The transaction has been accounted for as a business combination and the results are included in the Company’s results of operations from May 16, 2013, the date of acquisition. The acquired business contributed revenues of $3,545 and a loss of $3,071 to the consolidated results of the Company for the period from acquisition to September 28, 2013. The results of the acquired business are included in the Company’s sapphire business reporting segment.

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

As of September 28, 2013, the purchase price (including the estimated contingent consideration) and related allocations for the acquisition are preliminary. The Company is currently in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related tax basis. As a result of the preliminary purchase price allocation, the Company recognized $6,744 of goodwill, which is primarily due to the expected future cash flows from synergies with the operations of the Company and assembled workforce. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of Thermal Technology business is as follows:

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

The purchase consideration includes contingent consideration payable by the Company upon the attainment of certain financial targets through the period ending December 31, 2018. Specifically, the contingent consideration is based upon a portion of revenue achieved for the remainder of 2013 to 2018, subject to certain thresholds and a cap on total payments. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from future revenue estimates. The undiscounted range of outcomes that the Company used to value the contingent consideration arrangement was between $7,507 and $20,205. During the three and nine months ended September 28, 2013, the Company recorded contingent consideration income of $1,075 and $934, respectively, related to change in the fair value of the liability at September 28, 2013.

The Company incurred transaction costs of $1,188, which consisted primarily of legal and accounting fees. These costs have been recorded as general and administrative expense for the nine months ended September 28, 2013. The acquisition of Thermal Technology’s business did not have a material effect on the Company’s results of operations. Pro forma results of operations have not been presented due to the immaterial impact the amounts would have had on the Company’s historical results of operations.

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

The acquisition of these select assets, including the associated in-process research and development, is intended to have a broad application in the production of engineered substrates for power semiconductors, uses within the sapphire and LED industries and thin wafers for solar applications and certain other potential applications. In addition, the Company expects to pursue the development of thin sapphire laminates for use in applications such as cover and touch screen devices.

The transaction has been accounted for as a business combination and is included in the Company’s results of operations from the acquisition date of November 8, 2012. The acquired assets did not contribute revenues from the acquisition date to September 28, 2013.  The goodwill created by the transaction is expected to be deductible for tax purposes.  The results of the acquired assets, including goodwill, are included in the Company’s PV and sapphire segments.

As of September 28, 2013, the valuation of acquired assets, and assumed liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

Based on new information gathered about facts and circumstances that existed as of the acquisition date related to the valuation of certain acquired assets and assumed liabilities, the Company updated the preliminary valuations of assets acquired during the three months ended March 30, 2013 which resulted in an increase to goodwill of $2,000 and a decrease to deferred tax assets of $2,000 as reflected in the table below. The adjustments have been retrospectively applied to the December 31, 2012 balance sheet. These adjustments had no impact on the statement of operations or statement of cash flows. A summary of the preliminary purchase price allocation for the acquisition of certain assets and assumed liabilities of Twin Creeks is as follows:

Fair value of consideration transferred:

Cash	$10,172
Contingent consideration obligations	5,200
Total fair value of consideration	$15,372

Fair value of assets acquired and liabilities assumed:

Property, plant and equipment	$1,529
Other assets	23
In-process research and development	12,300
Goodwill	2,907
Accounts payable	(1,362)
Other current liabilities	(25)
Total net assets acquired	$15,372

The purchase consideration includes contingent consideration payable by the Company in the form of a royalty on net sales of hydrogen ion implantation systems, related equipment, parts and accessories and materials made from hydrogen ion implantation systems and of royalties from any sub-licenses granted by the Company of the underlying intellectual property acquired. These payments are subject to the Company’s right to set-off up to $6,000 for infringement claims brought by third-parties related to the intellectual property acquired. The royalty amount payable is capped at the earlier of payment of $40,000 of royalties or the end of the 15-year term of the license agreement. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from assessments of future revenue. The weighted-average undiscounted probable outcome that the Company initially used to value the contingent consideration arrangement was $27,562. During the three and nine months ended September 28, 2013, the Company recorded contingent consideration expense of $6,046 and $6,747, respectively, related to change in the fair value of the liability at September 28, 2013.

Intangible assets are composed of the estimated fair value of acquired in-process research and development (“IPR&D”) related to the Hyperion™ ion implanter technology. At the date of acquisition and through September 28, 2013, the Hyperion™ ion implanter technology had not reached commercial technological feasibility nor had an alternative future use and is therefore considered to be IPR&D. The estimated fair value was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows from the Hyperion™ tool were based on certain key assumptions, including estimates of future revenue and expenses and taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 28% and cash flows that have been probability-adjusted to reflect the risks of product commercialization. This discount rate used is comparable to the estimated internal rate of return on Twin Creeks operations and represents the rate that market participants would use to value the intangible assets.

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

The acquisition of certain select assets of Twin Creeks did not have a material effect on the Company’s results of operations for the three and nine months ended September 28, 2013. Pro forma results of operations have not been presented due to the immaterial impact the amounts would have had on the Company’s historical results of operations.

5. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the assumptions used, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is applied as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. There were no transfers between such levels in the nine month period ended September 28, 2013.

The following table provides the assets and liabilities measured and reported at fair value on a recurring basis at September 28, 2013 and December 31, 2012:

	September 28, 2013
	Total Carrying	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$179,144	$179,144	$—	$—
Liabilities:
Contingent consideration	$17,523	$—	$—	$17,523

	December 31, 2012
	Total Carrying	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$200,041	$200,041	$—	$—
Forward foreign exchange contracts	230	—	230	—
Liabilities:
Contingent consideration	$10,315	$—	$—	$10,315

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

The key assumptions as of September 28, 2013 related to the contingent consideration from the acquisition of certain assets of Twin Creeks used in the model include: (i) discount rate of 28% for purposes of discounting the low and base case scenarios associated with achievement of the revenue based earn-out. The probabilities assigned to these scenarios were 25%, and 75% for the low and base case scenarios, respectively. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

The key assumptions as of September 28, 2013 related to the contingent consideration from the acquisition of substantially all of the business of Thermal Technology used in the model include: (i) discount rate of 20.4% for purposes of discounting the most likely scenario associated with achievement of the revenue based earn-out. An increase or decrease in the probability of achievement of the projected revenues could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

During the three months ended June 29, 2013, the Company reversed the contingent consideration liability related to the Confluence Solar acquisition with a corresponding reduction to contingent consideration expense.  This reversal of approximately $4,816 was the result of failing to achieve the required operational and technical targets required to earn such consideration.

The Company recorded contingent consideration expense (income) in the condensed consolidated statements of operations of $4,971 and $997 for the three and nine months ended September 28, 2013 and ($9,943) and ($9,261) for the three and nine months ended September 29, 2012, and all of which was allocated to the corporate services reporting segment.  Changes in the fair value of the Company’s Level 3 contingent consideration obligations during the three and nine months ended September 28, 2013 and three and nine months ended September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Fair value as of the beginning of the period	$12,552	$14,762	$10,315	$23,713
Acquisition date fair value of contingent consideration obligations related to acquisitions	—	—	6,211	—
Changes in the fair value of contingent consideration obligations	4,971	(9,943)	997	(9,261)
Payments of contingent consideration obligations	—	—	—	(9,633)
Fair value at the end of the period	$17,523	$4,819	$17,523	$4,819

The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities. The Company did not hold any short-term investments at September 28, 2013 or December 31, 2012. The following table provides the carrying and fair values of the Company’s long-term debt obligations and convertible notes as of September 28, 2013 and December 31, 2012:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

		Fair Value Measurements Using
Description	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
2012 Term Facility, including current portion
September 28, 2013	$95,938	$—	$96,138	$—	$96,138
December 31, 2012	$139,563	$—	$139,563	$—	$139,563
3.00% Senior Convertible Notes
September 28, 2013	$165,390	$—	$282,659	$—	$282,659
December 31, 2012	$157,440	$—	$157,300	$—	$157,300

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents nonrecurring fair value measurements recognized for the nine-month period ended September 28, 2013 and for the nine-month period ended December 31, 2012

	September 28, 2013		December 31, 2012
	Fair Value	Total Losses	Fair Value	Total Losses
Long-lived asset group at our Hazelwood facility	$1,155	$4,010	$5,165	$29,261

For Level 3 assets that were measured at fair value on a non-recurring basis during the nine-month period ended September 28, 2013, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range, Median or Average
Long-lived asset group at our Hazelwood facility	$1,155	Cost Approach and Market Approach	Depreciation factors	Average of 75%

The fair value of the long-lived asset group of the Hazelwood facility at December 31, 2012 was calculated based on a probability assessment of potential outcomes. An estimation of fair value, assuming the assets would be used by a market participant as is, was determined using a cost approach which was based on current replacement and/or reproduction costs of the asset as new, less depreciation factors attributable to physical, functional and economic obsolescence and utilizing data from various indexes. A separate estimate of fair value was determined using a market approach assuming an orderly liquidation. At December 31, 2012, equal weighting was applied to the cost and market approaches, however, due to a lack of interest by market participants, the Company’s fair value as of September 28, 2013 of $1,155 is primarily based on expected value upon liquidation.

Significant changes in any of the significant unobservable inputs used could result in significantly higher or lower fair value measurements.

6. Goodwill and Other Intangible Assets

The following table contains the change in the Company’s goodwill during the nine months ended September 28, 2013:

	Photovoltaic	Sapphire
	Business	Business	Total

Balance as of December 31, 2012
Goodwill	$61,399	$43,659	$105,058
Accumulated impairment losses	(57,037)	—	(57,037)
	$4,362	$43,659	$48,021

Acquisition of Thermal Technology, LLC	—	6,744	6,744

Balance as of September 28, 2013
Goodwill	$61,399	$50,403	$111,802
Accumulated impairment losses	(57,037)	—	(57,037)
	$4,362	$50,403	$54,765

As noted in Note 4, during the three months ended March 30, 2013, the Company updated the preliminary valuation of assets acquired of Twin Creeks, which resulted in an increase to goodwill of $2,000 and a decrease to deferred tax assets of $2,000.  This adjustment was retrospectively recorded as of December 31, 2012 in the balance sheet and table above.

No impairment losses have been recorded on the Company’s goodwill during the nine months ended September 28, 2013.

Acquired intangible assets subject to amortization at September 28, 2013 and December 31, 2012 consisted of the following:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Weighted
	Average	September 28, 2013			December 31, 2012
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible assets
Photovoltaic:
Technology	9.5 years	$74,200	$19,977	$54,223	$72,200	$14,951	$57,249
Trade names / Trademarks	8.6 years	7,100	3,388	3,712	7,100	3,036	4,064
Subtotal:		81,300	23,365	57,935	79,300	17,987	61,313

Polysilicon:
Technology	2.6 years	1,500	1,500	—	1,500	1,500	—
Subtotal:		1,500	1,500	—	1,500	1,500	—

Sapphire:
Customer relationships	6.4 years	7,300	2,331	4,969	4,100	1,651	2,449
Technology	9.3 years	28,600	5,983	22,617	17,300	4,181	13,119
Order backlog	1.2 years	500	500	—	500	500	—
Trade names	8.0 years	1,100	435	665	1,100	332	768
Non-compete agreements	5.8 years	1,000	568	432	1,000	433	567
Subtotal:		38,500	9,817	28,683	24,000	7,097	16,903
Total finite-lived intangible assets		121,300	34,682	86,618	104,800	26,584	78,216

Indefinite-lived intangible assets
In-process research and development		12,300	—	12,300	12,300	—	12,300
Total intangible assets		$133,600	$34,682	$98,918	$117,100	$26,584	$90,516

The weighted average remaining amortization periods for the (i) photovoltaic, (ii) polysilicon and (iii) sapphire intangibles were 7.09 years, 0 years and 6.44 years, respectively, as of September 28, 2013. As of September 28, 2013, the estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31,	Amortization Expense
2013 (remaining three months)	$2,975
2014	11,881
2015	11,852
2016	11,519
2017	11,052
2018	10,990
Thereafter	38,649

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

7. Customer Concentrations

The following customers comprised 10% or more of the Company’s total revenue or accounts receivable for the, or as of, the periods indicated:

	Three Months Ended				Nine Months Ended				As of
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012		September 28, 2013		December 31, 2012
		% of		% of		% of		% of	Accounts	% of	Accounts	% of
	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total	Receivable	Total	Receivable	Total
Photovoltaic Customers
Customer #1	*	*	*	*	*	*	*	*	*	*	$2,478	10%
Polysilicon Customers
Customer #2	$17,600	44%	*	*	*	*	*	*	*	*	*	*
Customer #3	7,919	20%	*	*	$108,579	41%	*	*	*	*	*	*
Customer #4	*	*	*	*	45,268	17%	*	*	*	*	9,085	38%
Customer #5	*	*	*	*	34,915	13%	*	*	*	*	*	*
Customer #6 (1)	*	*	$43,459	39%	*	*	$139,337	22%	*	*	*	*
Customer #7	*	*	39,142	36%	*	*	*	*	$1,200	16%	3,248	14%
Customer #8	*	*	*	*	*	*	82,316	13%	*	*	*	*
Customer #9	*	*	*	*	*	*	77,870	12%	*	*	*	*
Customer #10	*	*	*	*	*	*	*	*	1,450	19%	*	*
Sapphire Customers
Customer #11	*	*	*	*	*	*	63,950	10%	*	*	*	*

*                      Amounts from these customers were less than 10% of the total as of, or for, the respective period.

(1)                   Presented in the table are revenues from a significant customer in the Polysilicon segment.  Total revenue recognized from this customer for the three months ended September 29, 2012 was $43,769 or 40% of total revenue.  Total revenue recognized from this customer for the nine months ended September 29, 2012 was $174,127 or 28% of total revenue. Not included in the table above for the three and nine months ended September 29, 2012 are $310 or less than 1% and $34,790 or 6% of total revenue for these periods for sales to this customer that have been included in the Sapphire segment.

The Company requires most of its customers to either post letters of credit and/or make advance payments of a portion of the selling price prior to delivery. Approximately $3,174 (or 42%) and $16,557 (or 69%) of total accounts receivable as of September 28, 2013 and December 31, 2012, respectively, were secured by letters of credit.

8. Derivative and Hedging Activities

The Company enters into forward foreign currency exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months of entering into the contract. As of September 28, 2013, the Company had no open forward foreign currency exchange contracts.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

The following table sets forth the balance sheet locations and fair value of the Company’s forward foreign currency exchange contracts at December 31, 2012:

Instruments Designated as Cash Flow Hedges

	Balance Sheet Location	December 31, 2012
Forward foreign currency exchange contracts—assets	Prepaid expenses and other current assets	$230

The following table sets forth the effect of the Company’s forward foreign currency exchange contracts designated as hedging instruments on the condensed consolidated statements of operations for the three and nine months ended September 28, 2013 and September 29, 2012:

Instruments Designated as Cash Flow Hedges

	Amount of	Location of Gain or	Amount of Gain or	Location of
	(Gain) or Loss	(Loss) Reclassified	(Loss) Reclassified	Gain or (Loss)	Amount of Gain or
	Recognized in OCI	from AOCI	from AOCI	Recognized in	(Loss) Recognized in
	on Derivative	into Income	into Income	Income on Derivative	Income on Derivative
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Three Months Ended
September 28, 2013	$—	Cost of revenue	$—	Other, net	$—
September 29, 2012	173	Cost of revenue	(498)	Other, net	—
Nine Months Ended
September 28, 2013	4	Cost of revenue	60	Other, net	—
September 29, 2012	641	Cost of revenue	(2,775)	Other, net	—

Derivatives Not Designated as Hedging Instruments

Location of
	Gain or (Loss)	Amount of Gain or
	Recognized in	(Loss) Recognized in
	Income on Derivative	Income on Derivative
Three Months Ended
September 28, 2013	Other, net	$—
September 29, 2012	Other, net	(287)
Nine Months Ended
September 28, 2013	Other, net	$—
September 29, 2012	Other, net	(886)

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

During the nine months ended September 28, 2013, there were no losses reclassified into earnings as a result of the Company discontinuing cash flow hedging. No amount of accumulated gain included in other comprehensive income as of September 28, 2013 is expected to be reclassified into earnings over the next twelve months.

9. Inventories

Inventories consisted of the following:

	September 28, 2013	December 31, 2012
Raw materials	$109,137	$97,957
Work-in-process	8,563	5,100
Finished goods	5,489	30,229
	$123,189	$133,286

10. Other Assets

Other assets consisted of the following:

	September 28, 2013	December 31, 2012

Inventory	$36,724	$33,834
Vendor advances	18,524	20,664
Deferred financing fees	7,945	8,787
Deferred income taxes	21,222	15,424
Other	7,666	8,211
	$92,081	$86,920

11. Warranty

The following table presents warranty activities:

	Nine Months Ended
	September 28, 2013	September 29, 2012

Product warranty liability, beginning of the period	$10,711	$4,764
Accruals for warranties issued	7,157	9,029
Payments under warranty	(5,500)	(4,578)
Product warranty liability, end of period	$12,368	$9,215

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12. Restructuring Charges and Asset Impairments

October 2012 Restructuring

As part of a program to reduce costs and increase operational efficiencies, the Company announced, on October 31, 2012, a plan to streamline worldwide operations to better align its cost structure with market conditions by reducing its global workforce and closing or consolidating certain facilities. In the nine months ended September 28, 2013 the Company recorded $362 of severance related expense, of which $145, $159, $14 and $44 related to the corporate, PV, polysilicon and sapphire segments, respectively.

Hazelwood Facility Idling

On January 10, 2013, the Company announced its plan to idle operations at its Hazelwood, Missouri facility (“Hazelwood facility”). The idling of the Hazelwood facility is part of the Company’s effort to reduce costs and optimize its research and development activities and the idling of the facility was completed by March 30, 2013. In connection with this action, the Company terminated the employment of 37 of the Hazelwood facility employees at various dates in the first quarter of fiscal 2013. The Company determined that as of December 31, 2012 it was probable that employees would be entitled to receive severance and related benefits and that these amounts were estimable and accordingly recorded the expense during the three months ended December 31, 2012. In connection with the idling of the Hazelwood facility, the Company recorded $29,782 of restructuring and asset impairment expense during the three months ended December 31, 2012 to the PV segment, comprised of $521 of severance and related benefits and $29,261 for the write-down to fair value of certain long-lived, intangible assets and other assets associated with the Hazelwood facility. During the three months ended September 28, 2013, the Company recorded $4,010 of additional asset impairment expense related to the certain long-lived intangible assets and other assets noted above. At December 31, 2012, equal weighting was applied to the cost and market approaches, however, due to a lack of interest by market participants, the Company’s fair value as of September 28, 2013 of $1,155 is primarily based on expected value upon liquidation. During the nine months ended September 28, 2013, the Company recorded $1,854 of additional charges related to the Hazelwood facility’s lease exit costs, $642 of other contract termination costs related to this facility and $4,010 of impairment charges related to the fair value of the HiCz fixed assets, respectively. The Company has determined the long-lived asset group of the Hazelwood facility, which has a carrying value of $1,155, does not meet the held-for-sale criteria at September 28, 2013.

The Company reports expense for its restructuring charges and asset impairments separately in the condensed consolidated statements of operations. The restructuring charges and remaining accrued expenses, which are included in accrued expenses on the Company’s condensed consolidated balance sheet as of September 28, 2013 are as follows:

	Employee Related Benefits	Lease Exit and Contract Termination Costs	Asset Impairments	Total

Balance as of December 31, 2012	$2,076	$133	$—	$2,209
Charges	362	2,496	4,010	6,868
Cash payments	(2,044)	(1,065)	—	(3,109)
Asset impairments	—	—	(4,010)	(4,010)
Balance as of September 28, 2013	$394	$1,564	$—	$1,958

13. Income Taxes

The Company has concluded that the effective tax rate for the year is no longer sensitive to the projected ordinary income for the year given that small fluctuations in profits do have a material impact on the effective tax rate. As a result and in accordance with authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision using its estimated annual effective tax rate which takes into account operations in the U.S. and in other tax

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

jurisdictions. Changes in the mix of income recognized between the U.S. and foreign tax jurisdictions impacts the Company’s effective tax rate. Any discrete tax adjustments are recorded in the specific quarter they arise.

The Company’s effective tax rate for the three and nine months ended September 28, 2013 and September 29, 2012, was 10.1% and 26.9%, and 24.2% and 32%, respectively. The effective rate differs from the U.S. federal statutory rate due to a favorable permanent adjustment related to contingent consideration which is non-includable for tax purposes and the jurisdictional mix of income/loss. The Company incurred proportionally larger losses in the U.S., a higher tax jurisdiction than in lower tax jurisdictions, namely Hong Kong.

A reconciliation of the change in unrecognized tax benefits for the nine months ended September 28, 2013 is as follows:

Unrecognized tax benefits at December 31, 2012	$26,322
Increases related to current year tax positions	272
Increases related to prior year tax positions	372
Settlements with tax authorities	(1,464)
Unrecognized tax benefits at September 28, 2013	$25,502

The Company also recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and nine month period ending September 28, 2013, the Company recorded an income tax provision of $277 and $355, respectively, related to interest and penalty accruals.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by federal, state, and foreign tax authorities. The Company’s U.S. tax returns have been settled through fiscal years ending March 31, 2008. The Company continues to be under examination by the Internal Revenue Service, or IRS for its fiscal years ending March 28, 2009 and April 3, 2010. In addition, the statute of limitations is open for all state and foreign jurisdictions.  During the nine months ended September 28, 2013 and September 29, 2012, the Company paid $16,109 and $51,079 for estimated taxes, respectively.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. These regulations are effective for tax years beginning on or after January 1, 2014, with early adoption permitted. Transition guidance providing the procedural rules to comply with such regulations is expected to be released in the near term. The Company is currently assessing these rules, but does not believe there will be a material impact on the condensed consolidated financial statements when they are adopted.

14. Commitments and Contingencies

Purchase Commitments

The Company’s commitments to purchase raw materials, research and development and other services from various suppliers and vendors are estimated to be $329,147 and $214,611 as of September 28, 2013 and December 31, 2012, respectively. The majority of these commitments as of September 28, 2013 are due within the next twelve months.

As a result of the factors outlined under the “Recent Developments” in Note 1 above, the Company expects to terminate purchase commitments with vendors for DSS inventory components in fiscal 2013 and beyond. These purchase contracts generally require a payment to the vendors to reimburse them for costs incurred, if any, through the termination date. No amount has been accrued as of September 28, 2013, as these purchase orders have not been terminated at September 28, 2013. The gross amount of remaining purchases under these purchase orders was $14,284 as of September 28, 2013, and the Company may negotiate with the vendors to determine the amount payable upon termination of these purchase orders.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

Litigation Contingencies

The Company is subject to various routine legal proceedings and claims incidental to its business which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

In October 2013, the Company settled a vendor contract dispute. The terms of the settlement, which includes no admission of liability or wrongdoing by the Company or by any other defendants, provides for a full and complete release of all claims that were or could have been brought against the Company. The Company paid $3,250 in the fourth quarter to settle this matter. The Company has recorded this expense in general and administrative expense during the three months ended September 28, 2013.

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

15. Long-Term Debt and Convertible Notes

Bank of America Credit Agreement

On January 31, 2012, the Company, its principal U.S. operating subsidiary (the “U.S. Borrower”) and its Hong Kong subsidiary (the “Hong Kong Borrower”) entered into a credit agreement (the “2012 Credit Agreement”), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (or “Bank of America”) and the lenders from time to time party thereto. The 2012 Credit Agreement consists of a term loan facility (the “2012 Term Facility”) provided to the U.S. Borrower in an aggregate principal amount of $75,000 with a final maturity date of January 31, 2016, a revolving credit facility (the “U.S. Revolving Credit Facility”) available to the U.S. Borrower in an aggregate principal amount of $25,000 with a final maturity date of January 31, 2016 (this revolving facility is no longer available pursuant to the 2013 Amendment) and a revolving credit facility (the “Hong Kong Revolving Credit Facility”; together with the U.S. Revolving Credit Facility, the “2012 Revolving Credit Facility”; and together with the 2012 Term Facility, the “2012 Credit Facilities”) available to the Hong Kong Borrower in an aggregate principal amount of $150,000 (which was reduced to $125,000 pursuant to the 2013 Amendment) with a final maturity date of January 31, 2016.

On various dates between June 15, 2012 and June 25, 2012, the Company, the U.S. Borrower and the Hong Kong Borrower requested and received approval for increases in the 2012 Term Facility for the U.S. Borrower in an aggregate amount equal to $70,000 (the “Incremental Term Loans”) pursuant to the 2012 Credit Agreement.

As a result of the Incremental Term Loans, the aggregate term loan under the 2012 Credit Agreement was increased from $75,000 to $145,000, all of which was borrowed by the U.S. Borrower. The Company pre-paid $40,000 of the 2012 Term Facility pursuant to the 2013 Amendment which payment did not reduce the amortization of the Term Loan.

All of the material terms and conditions related to the Incremental Term Loans were identical to the terms and conditions that apply to the 2012 Term Facility, including the final maturity date of January 31, 2016 and the interest rate. The Incremental Term Loans amortize over the same period, and in proportional amounts, as the 2012 Term Facility, commencing with the first amortization payment under both term facilities in June 2012.

On October 30, 2013, the Company terminated the 2012 Credit Agreement (the “Credit Agreement”).  As of September 28, 2013, there was approximately $96,000 outstanding borrowings under the 2012 Term Facility, which was paid in full on October 30, 2013 by using available cash.  As of October 30, 2013, there are no amounts outstanding under the 2012 Revolving Credit Facility and no outstanding stand-by letters of credit under the 2012 Revolving Credit Facility.  In connection with the termination of the 2012 Credit Agreement, the Company expects to recognize a charge in the fourth quarter of approximately $3,639 relating to deferred issuance costs that will be written off upon the termination of the agreement.  For additional information, refer to Note 21, Subsequent Events.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

Interest expense related to 2012 Term Facility and 2012 Revolving Credit Facility was $1,859 and $6,839 for the three and nine month periods ended September 28, 2013, respectively, and $1,470 and $3,185 for the three and nine month periods ended September 29, 2012, respectively, which includes amortization of debt fees related to both facilities, as well as the associated commitment fees. The weighted average interest rates for the three and nine month periods ended September 28, 2013 was 4.69% and 4.25%, respectively. There was no interest capitalized on construction-in-process contracts for the three or nine-months ended September 28, 2013. The balance of deferred financing costs at September 28, 2013 was $3,639 and is included in other assets on the condensed consolidated balance sheet.

The Company used amounts available under the Hong Kong Revolving Credit Facility in connection with standby letters of credit related to customer deposits. As of September 28, 2013, the Company had $539 of outstanding letters of credit pursuant to the Hong Kong Revolving Credit Facility resulting in $124,461 of available credit under the Hong Kong Revolving Credit Facility.

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

The effective interest rate on the liability component of the Notes was 10.7% as of September 28, 2013. Interest expense incurred in connection with the Notes consisted of the following:

	Three Months Ended	Nine Months Ended
	September 28, 2013	September 28, 2013
Contractual coupon rate of interest	$1,659	$4,969
Discount amortization	3,158	8,633
Interest expense - Convertible Notes	$4,817	$13,602

The carrying value of our Notes consisted of the following:

September 28, 2013
Principal balance	$220,000
Discount, net of accumulated amortization of $10,506	(54,610)
Carrying amount	$165,390

The Company will be required to repay the following principal amounts under the 2012 Term Facility, Incremental Term Loans and Notes:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

Principal
Fiscal Year Ending	Payments
2013 (remaining 3 months)	$3,625
2014	12,688
2015	14,500
2016	65,125
2017	220,000
Total	$315,938

On October 30, 2013, the principal amounts due in the fiscal years ending 2013, 2014, 2015 and 2016 were paid in full using available cash. For additional information, refer to Note 21, Subsequent Events.

16. Share-Based Compensation

The Company recorded $4,555, $13,883, $4,818, and $13,091 of expense related to share-based compensation during the three and nine months ended September 28, 2013 and September 29, 2012, respectively. Share-based compensation cost capitalized as part of inventory was not material for all periods presented.

During the nine months ended September 28, 2013, no option awards were granted.

During the nine months ended September 28, 2013, the Company granted restricted stock units to certain executives, employees and directors of the Company for 3,158 shares of the Company’s common stock. Restricted stock units provide for the holder to receive shares of the Company’s common stock at the time such units vest or restrictions on such units lapse in accordance with the terms of the restricted stock unit agreement. The total fair value of the restricted stock units, which was based on the fair value of the Company’s common stock on the date of grant, was $10,771 or $3.41 per share on a weighted average basis.

During the nine months ended September 28, 2013, the Company granted certain executives 890 market based restricted stock units which are earned based upon achievement of certain stock price thresholds (and if these price thresholds are satisfied, the units vest upon meeting certain continued service requirements).  The total fair value of these market-based restricted stock units was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award; these inputs include the expected volatility factor, risk free interest rate, expected term (in years) and expected dividend yield. The total fair value of these restricted stock units was $2,688, or $3.02 per share on a weighted average basis.

As of September 28, 2013, the Company had unamortized share-based compensation expense related to stock options, restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards of approximately $23,516 after estimated forfeitures. The remaining unamortized share-based compensation expense related to stock options, restricted stock unit awards and performance and market-based restricted stock unit awards will be recognized over an estimated weighted average remaining requisite service period of 1.69 years.

17. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the nine months ended September 28, 2013:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other	Total Stockholders’
	Shares	Par Value	Capital	Earnings	Comprehensive Income	Equity
Balance as of January 1, 2013	119,293	$1,193	$183,565	$56,687	$806	$242,251
Net loss	—	—	—	(44,880)	—	(44,880)
Other comprehensive income	—	—	—	—	260	260
Common stock issued for Thermal Tech acquisition (net of $46 of registration costs)	3,356	33	14,384	—	—	14,417
Option exercises and vesting of restricted stock units	1,448	14	101	—	—	115
Share-based compensation expense	—	—	13,490	—	—	13,490
Excess tax deficiency from share-based award activity	—	—	(1,396)	—	—	(1,396)
Minimum tax withholding payments for employee share-based awards	(339)	(3)	(1,513)	—	—	(1,516)
Balance as of September 28, 2013	123,758	$1,237	$208,631	$11,807	$1,066	$222,741

18. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component, net of tax, for the three and nine months ended September 28, 2013 are as follows:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Unrealized Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total

Beginning balance as of June 29, 2013	$(591)	$1,591	$1,000
Other comprehensive income (loss) before reclassifications		66	66
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	$—	$66	66
Balance as of September 28, 2013	$(591)	$1,657	$1,066

	Unrealized Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total

Beginning balance as of January 1, 2013	$(537)	$1,343	$806
Other comprehensive income (loss) before reclassifications	(3)	314	311
Amounts reclassified from accumulated other comprehensive income	(51)	—	(51)
Net other comprehensive income	$(54)	$314	260
Balance as of September 28, 2013	$(591)	$1,657	$1,066

There were no amounts reclassified out of accumulated other comprehensive income for the three months ended September 28, 2013. The reclassification out of accumulated other comprehensive income for the nine months ended September 28, 2013 was ($51). Such reclassifications impacted cost of revenue within the Company’s condensed consolidated statement of operations.

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

The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Weighted average common shares—basic	122,183	118,769	119,752	118,873
Dilutive common stock options and restricted stock unit awards (1) (2) (3)	—	1,105	—	1,253
Weighted average common and common equivalent shares—diluted	122,183	119,874	119,752	120,126

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

(3) As the Company was in a loss position for the three and nine months ended September 28, 2013, certain shares have not been included in the calculation of earnings per share, as their impact would be anti-dilutive. The total number of shares excluded from the calculation of earnings per share because they would be anti-dilutive was 11,584 and 11,463 for the three and nine months ended September 28, 2013, respectively. In addition, for the three and nine months ended September 29, 2012, the total number of shares excluded from the calculation of earnings per share because they would be anti-dilutive was 3,739 and 2,961 shares, respectively.

As shares have been placed in escrow for any indemnifications and liabilities in connection with the acquisition of substantially all of the business of Thermal Technology, LLC, these shares have not been included in the calculation of basic earnings per share. Upon the resolution of any contingencies and indemnifications, which will be with the associated release of the shares from escrow, such shares will be included in basic earnings per share as calculated in the period the contingencies are resolved.

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

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

The sapphire business manufactures and sells advanced sapphire crystal growth systems, as well as sapphire materials used in LED applications, and sapphire components used in other specialty markets. On May 16, 2013, the Company acquired substantially all of the business of Thermal Technology which are included in the sapphire segment. Thermal Technology is a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that have been deployed across multiple industries including LED, medical devices, oil and gas and automotive. The acquisition of Thermal Technology provides the Company with key technologies, in particular a sapphire annealing furnace product, that we believe will allow us to address potential new markets with production equipment options that can be optimized around customer’s specific needs.

Financial information for the Company’s reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenue:
PV	$4,369	$1,556	$20,144	$42,357
Polysilicon	28,564	95,856	217,279	371,320
Sapphire	7,358	12,649	28,974	217,526
Total revenue	40,291	110,061	266,397	631,203
Gross Profit:
PV	$2,893	$(3,312)	$2,290	$14,473
Polysilicon	20,032	35,095	95,119	148,412
Sapphire	(5,148)	3,245	(7,401)	84,677
Total gross profit	17,777	35,028	90,008	247,562
Research and development	21,075	18,767	56,039	47,954
Sales and marketing	3,496	3,123	10,870	9,657
General and administrative	17,427	15,428	48,507	45,731
Contingent consideration expense (income)	4,971	(9,943)	997	(9,261)
Restructuring charges	4,010	—	6,868	—
Amortization of intangible assets	2,976	2,538	8,098	7,631
Income (loss) from operations	(36,178)	5,115	(41,371)	145,850
Interest income	122	27	286	50
Interest expense	(6,456)	(1,620)	(20,462)	(3,398)
Other, net	62	(431)	73	(968)
Income (loss) before taxes	$(42,450)	$3,091	$(61,474)	$141,534

Geographic Information

The following table presents revenue by geographic region, which is based on the destination of the shipments:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

China	$8,969	$14,038	$39,652	$267,001
Korea	17,796	83,001	54,343	216,431
Other Asia	9,334	9,191	161,349	134,829
Europe	848	397	1,767	1,604
United States	3,298	2,285	9,158	7,623
Other	46	1,149	128	3,715
Total	$40,291	$110,061	$266,397	$631,203

A summary of long-lived assets by geographical region is as follows:

	September 28, 2013(1)	December 31, 2012(1)

United States	$158,202	$150,738
Luxembourg	59,646	63,024
China	664	1,382
Taiwan	84	121
Hong Kong	842	1,252
Total	$219,438	$216,517

(1) Long-lived assets at September 28, 2013 and December 31, 2012, include intangible assets and goodwill of $153,683 and $138,537, respectively, all located in the United States, with the exception of $1,711 and $61,313 of goodwill and intangibles, respectively, at December 31, 2012, which are located in Luxembourg.  At September 28, 2013 the amounts of goodwill and intangibles that were not located in the United States, but in Luxembourg were $1,711 and $57,935, respectively.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Subsequent Event

Agreements with Apple Inc.

On October 31, 2013, GTAT Corporation (“GTAT”), a wholly-owned subsidiary of GT Advanced Technologies Inc, and Apple Inc. (“Apple”) entered into a Master Development and Supply Agreement and related Statement of Work (the “MDSA”), pursuant to which GTAT will supply sapphire material exclusively to Apple for consumer electronics.  GTAT has granted Apple certain intellectual property rights in connection with its sapphire growth technologies.

On October 31, 2013, GTAT also entered into a Prepayment Agreement with Apple pursuant to which GTAT will receive approximately $578 million (the “Prepayment Amount”), in four separate installments, as payment in advance for the purchase of sapphire goods.  GTAT is required to repay this amount ratably over a five year period ending in January 2020, either as a credit against Apple purchases of sapphire goods under the MDSA or as a direct cash payment.  GTAT’s obligation to repay the Prepayment Amount may be accelerated under certain circumstances.  GTAT’s obligations under the Prepayment Agreement are secured by certain of its assets.  While the MDSA specifies GTAT’s minimum and maximum supply commitments, there are no minimum purchase requirements under the terms of the MDSA.

Finally, on October 31, 2013, GTAT entered into a lease agreement (the “Lease Agreement”) with an affiliate of Apple in order to lease a facility in Mesa, Arizona that GTAT will use for the purpose of manufacturing the sapphire goods under the MDSA.

The foregoing does not purport to be a complete description of the MDSA, the Prepayment Agreement or the Lease Agreement, which are filed with this Quarterly Report on Form 10-Q.

Termination of Credit Agreement with Bank of America N.A.

On October 30, 2013, GT Advanced Technologies Inc. terminated its credit agreement (the “Credit Agreement”), with Bank of America, N.A., (“Bank of America”) and the other lenders from time to time party thereto.  As of September 28, 2013, there was approximately $96 million outstanding under the term loan component of the Credit Agreement, which was paid in full on October 30, 2013 by the Company using its available cash.  As of October 30, 2013, there were no amounts outstanding under the revolving loan component of the Credit Agreement and no outstanding stand-by letters of credit under the Credit Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “prospects,” “forecasts,” “expect,” “intend,” “may,” “will,” “plan,” “target,” and similar expressions or variations intended to identify forward-looking statements and include statements about our expectations of future periods with respect to, among other things:

•      the polysilicon, photovoltaic and sapphire industries will continue to face significant challenges;

•      Company expects to incur a charge in the fourth quarter related to deferred issuance costs;

•      Company has sufficient cash to fund operations for the next twelve months;

•      Company expects to pursue the development of thin sapphire laminates for use in certain applications;

•      Company does not expect new tax rules and regulations will have a material impact on consolidated financial statements;

•      Company expects to terminate purchase commitments for DSS inventory components in fiscal 2013 and beyond and will negotiate with vendors to determine the amount payable upon termination;

•      the Company does not expect current legal proceedings to have a material effect on its financial position, results of operations or cash flow;

•      material amounts not expected to be paid by Company under indemnification provisions;

•      products acquired in connection with the acquisition of the business of Thermal Technology will allow the Company to address potential new markets;

•      Company expects to commence manufacturing of sapphire material in the near future in Arizona;

•      Company intends to continue to sell ASF systems in select markets;

•      all information identified under the heading “Factors Affecting the Results of Our Operations;”

•      the causes for success of the Company’s sapphire materials business;

•      expected limited demand for equipment products through the remainder of calendar year 2013;

•      timing of delivery of our equipment products;

•      Company expects that most customers will substantially perform on their contractual obligations (but expects that some customers will not);

•      Company expects to continue to invest in new research and development projects and attempt to expand certain existing product bases and introduce new products;

•      Any expected future benefits or obligations under our recent sapphire materials supply arrangement;

•      Company’s operating results will not be affected to any significant degree by a sudden change in market interest rates on its investment portfolio;

•      the focus of the Company’s business will change as a greater portion of its operations will be providing sapphire material;

•      Company expects that the operations at its Arizona facility, which will only produce sapphire material, will constitute more of its overall business than in the past and expects that the size of  future sapphire operations will be larger than that currently conducted in Salem;

•      Company expects limited sales of ASF furnaces in the near future;

•      Margins related to the sapphire material business will be lower than those of the equipment business;

•      there will be limited sales of new DSS systems to PV manufacturers and, to the extent the Company makes sales, the prices for which we sell DSS equipment will be significantly below those historically charged to customers;

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

•      the HiCz equipment offering will be commercially available during late-2014;

•      Company expects to have no meaningful sales or revenue from the PV segment in 2013 and beyond;

•      If the HiCz tool does not gain market acceptance in 2014, the PV business segment could experience prolonged periods without contributing any meaningful revenue to the business;

•      Company expects demand for its products among its Asian customers will be limited for the short-term;

•      trade friction will continue and grow more adversarial and have a negative impact on the PV and polysilicon industry and exacerbates the declining demand that the industry has experienced for PV products;

•      success of the sapphire material business will be important to overall business and will be tied to one customer;

•      Company expects that dependence on a limited number of customers will continue;

•      Demand for consumables will increase as the Company’s sells more ASF units;

•      Company expects to hire a significant number of employees for its sapphire material operations;

•      Company expects to improve its product portfolio and that will result in increased revenues;

•      HiCz offering will target improved ingot efficiencies compared to that of multicrystalline silicon materials and lower PV production costs;

•      Company expects to recognize revenue from customers in Europe and Asia in the future;

•      increasing governmental budgetary pressures will likely result in reduced, or the elimination of, government subsidies and economic incentives for on-grid solar electricity applications;

•      Company expects sapphire material business will constitute a larger component of our business than in the past;

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

•      all information regarding future product releases (including HiCz, Hyperion ion implanted, silicon carbide equipment and the performance of those tools);

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

•      expected conversion of backlog into revenue;

•      Company expects to make acquisitions of businesses or technologies that will result in the diversification of our businessand the impact of such diversification; and

•      likelihood of customers going to other equipment suppliers is increasing.

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

Company Overview

GT Advanced Technologies Inc., through its subsidiaries (referred to collectively as “we,” “us” and “our”) is a leading diversified technology company producing advanced materials and innovative crystal growth equipment for the global consumer electronics, power electronics, solar and LED industries. Its technical innovations accelerate the use of  advanced materials, enabling a new generation of products across this diversified set of global markets.

We operate through three business segments: our  sapphire business, polysilicon business and our photovoltaic, or PV, business.

Sapphire Business

Our sapphire business manufactures and sells sapphire material, sapphire growth equipment and certain other related sapphire technologies. Our sapphire material is manufactured using our advanced sapphire crystal growth furnace, or ASF system, at our facility in Salem, Massachusetts and, we expect to commence manufacturing of sapphire material in the near future in Arizona, this facility however is still in development.  Our proposed sapphire material production operations in Arizona will principally be used to provide sapphire materials for a consumer electronics company, as described further below.  We intend to continue to sell our ASF systems to sapphire manufacturers in certain select markets, including the LED industry.

On May 16, 2013, we acquired substantially all of the business of Thermal Technology, LLC, or Thermal Technology, a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials. The acquisition of Thermal Technology provides us with technologies that we believe will allow us to address new markets with production equipment options that can be optimized around customer’s specific needs. The purchase consideration consisted of 3.4 million shares of our common stock valued at approximately  $14.5 million (as of the date of acquisition) and contingent consideration based upon meeting certain financial metrics.

Polysilicon Business

Our polysilicon business manufactures and sells silicon deposition reactors, or SDR, used to react gases at high temperatures to produce polysilicon, the key raw material used in silicon-based solar wafers and cells, while also offering engineering services and related equipment. In addition, the polysilicon business sells hydrochlorination technology and equipment which is utilized to convert silicon tetrachloride into trichlorosilane (TCS), which is used as seed material in the manufacture of high purity silicon. Hydrochlorination technology is designed to improve the efficiency and lower the costs of polysilicon production.

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

Recent Developments

Agreements with Apple Inc.

On October 31, 2013, GTAT Corporation (“GTAT”), a wholly-owned subsidiary of GT Advanced Technologies Inc., and Apple Inc. (“Apple”) entered into a Master Development and Supply Agreement and related Statement of Work (the “MDSA”), pursuant to which GTAT will supply sapphire material exclusively to Apple for consumer electronics.  GTAT has granted Apple certain intellectual property rights in connection with its sapphire growth technologies.

On October 31, 2013, GTAT also entered into a Prepayment Agreement with Apple pursuant to which GTAT will receive approximately $578 million (the “Prepayment Amount”), in four separate installments, as payment in advance for the purchase of sapphire goods.  GTAT is required to repay this amount ratably over a five year period ending in January 2020, either as a credit against Apple purchases of sapphire goods under the MDSA or as a direct cash payment.  GTAT’s obligation to repay the Prepayment Amount may be accelerated under certain circumstances.  GTAT’s obligations under the Prepayment Agreement and the MDSA are secured by certain of its assets.  While the MDSA specifies GTAT’s minimum and maximum supply commitments, there are no minimum purchase requirements under the terms of the MDSA.

Finally, on October 31, 2013, GTAT entered into a lease agreement (the “Lease Agreement”) with an affiliate of Apple in order to lease a facility in Mesa, Arizona that GTAT will use for the purpose of manufacturing the sapphire goods under the MDSA.

The foregoing does not purport to be a complete description of the MDSA, the Prepayment Agreement or the Lease Agreement, each of which are filed with this Quarterly Report on Form 10-Q.

Termination of Credit Agreement with Bank of America N.A.

On October 30, 2013, we terminated our 2012 Credit Agreement (the “Credit Agreement”) with Bank of America N.A. and certain other lenders. As of September 28, 2013, there was approximately $96 million outstanding under the 2012 Term Facility which was paid in full on October 30, 2013 by using available cash.  We were in compliance with the terms of the Credit Agreement upon its termination.  As of October 30, 2013, there were no amounts outstanding under the 2012 revolving credit facility and no outstanding stand-by letters of credit under the 2012 revolving credit facility component of the Credit Agreement.    In connection with the termination of the 2012 Credit Agreement, the Company expects to recognize a charge in the fourth quarter of approximately $3.6 million relating to deferred issuance costs that will be written off upon the termination of the agreement.

Acquisition of the Business of Thermal Technology, LLC

On May 16, 2013, we acquired certain assets and liabilities of Thermal Technology, a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that have been deployed across multiple industries including LED, medical devices, oil and gas and automotive. The acquisition of Thermal Technology’s business provides us with key technologies that we believe will allow us to address potential new markets. The purchase consideration consisted of approximately 3.4 million shares of our common stock (with a value of approximately $14.5 million on the date of acquisition) and contingent consideration based upon meeting certain financial metrics.

The acquisition has been accounted for as a business combination and is included in our results of operations from  the date of acquisition. The acquired business contributed revenues of approximately $3.5 million for the period from acquisition to September 28, 2013. The results of the acquired business are included in our sapphire business reporting segment.

SDR-400™

During the three months ended June 29, 2013, we determined that we had obtained sufficient evidence that the SDR-400™, a product within the Polysilicon business unit, is an established product in accordance with our revenue recognition policy, and accordingly, there is no longer uncertainty around meeting the requirements of customer acceptance conditions in agreements that contain the standard or demonstrated specifications of the SDR-400™. In concluding that the SDR-400™ is now an established product, we considered the stability of the product’s technology, the ability to test the product prior to shipment, and the historical performance results of over 30 product installations at one of our customers’ facilities. As a result of classifying the SDR-400™ an established product, we recognized revenue and gross profit of $3.1 million and $0.7 million, and $148.7 million and $59.5 million, in the three and nine months ended September 28, 2013, respectively, from two customer arrangements that included SDR-400™’s, prior to formal customer acceptance of the products.  Nonrefundable payments received under these customer arrangements exceed the recognized revenue and were previously recorded as deferred revenue. We continue to report deferred revenue related to these arrangements for advance payments on other deliverables included in the arrangements.  We recognized revenue of $3.1 million in the three months ended September 28, 2013 from one customer that purchased SDR-400 units.

Factors Affecting the Results of Our Operations

The following are some of the factors, trends and events that we expect will affect our future results of operations:

As a result of the agreements that we have entered into with Apple Inc. in October 2013, our business will undergo a transition from being principally a provider of crystal growth equipment to being a provider of both crystal growth equipment and sapphire materials. The success of our sapphire materials business will be driven, in large part, by the continued funding of Apple pursuant to the prepayment agreement (which may be halted under certain circumstances), our ability to timely commence operations at our Arizona facility and Apple purchasing sapphire materials from us in adequate quantities.  Apple is under no obligation to purchase any sapphire materials from us.  If Apple does not purchase a sufficient amount of sapphire materials, we may be required to repay all or a portion of the $578 million prepayment using our own cash resources, which repayment must be satisfied over the five year period ending January 2020.  Sales of sapphire material to Apple have not yet commenced.

Demand for our polysilicon and PV equipment products and services are driven by end-user demand for solar power and demand for our sapphire equipment and materials are driven by end-user demand for sapphire material, including LED-quality material. In each of our three business segments, the end-user demand for the output of our equipment has either declined substantially or supply has surpassed demand. In order to decrease inventories, we believe that companies selling polysilicon, solar cells and wafers and sapphire material, including some of our equipment customers, have had to sell at prices that provide little or no margin. In certain cases, customers’ have been unable to decrease inventories. We expect that these circumstances, which have resulted in limited demand for our equipment products, will continue through the remainder of calendar year 2013.

The current limited demand for our equipment products and the excess capacity or limited demand in the end markets our equipment customers serve is exacerbated by trade tensions between China and the U.S. In October 2012, the U.S. Commerce Department issued a final ruling and levied anti-dumping duties on billions of dollars of solar panels and cells from China (and set countervailing duties as well). This final ruling will negatively impact our equipment customers in China. This follows a May 2012 Department of Commerce announcement of a preliminary determination that China had violated fair trade policies by “dumping” into the U.S. certain solar products at prices that were intended to advantage Chinese manufacturers. The Chinese government responded by saying these actions were deliberately provoking trade friction between the two nations. In July 2013, the Chinese Ministry of Commerce imposed preliminary anti-dumping duties on U.S. and Korean polysilicon makers, and for certain manufacturers these duties were above 50%. And in September 2013, the Chinese Ministry of Commerce imposed an additional 6.5% “anti-subsidy” trade duty, over and above the duty imposed in July 2013 on U.S. polysilicon companies who received government subsidies. We believe that certain of our customers are delaying any purchasing or expansion plans until these various trade matters are resolved and we do not expect such resolution to take place during 2013 and, in fact, expect that they will grow more adversarial.  In July 2013, the European Union and China were able to solve their recent dispute over Chinese solar panels in the European market by instituting a price floor on solar panels imported into Europe from China.  We believe this is a positive development as the agreement removes some of the uncertainty that was stalling industry decisions and may help improve the financial health for some of our Chinese PV customers. While this is a positive development, we do not expect to see an immediate effect as these customers will need some period of time to recover financially before they are in a position to make significant capital investments.

We have made investments in developing new technology, such as our HiCz puller, silicon carbide furnace and Hyperion™ ion implanter. During the fiscal year ending December 31, 2013, we do not expect to recognize any significant revenue from these investments.

In addition, our results of operations are affected by a number of other factors including the availability and market price of polysilicon, alumina material, helium and certain process consumables, availability of raw materials, foreign exchange rates, interest rates, commodity prices (including molybdenum, steel and graphite prices) and macroeconomic factors, including the availability of capital that may be needed by our customers, as well as political, regulatory and legal conditions in the international markets in which we conduct business, including China.

Order Backlog

Our order backlog as of September 28, 2013 primarily consists of amounts due under written contractual commitments and signed purchase orders for PV, polysilicon and sapphire equipment not yet shipped to customers, deferred revenue (which represents amounts for equipment that has been shipped to customers but not yet recognized as revenue) and short-term contracts or sales orders for sapphire materials. Substantially all of the contracts in our order backlog for PV, polysilicon and sapphire equipment require the customer to either post a standby letter of credit in our favor and/or make advance payment prior to shipment of equipment.

From the date of a written commitment, we generally would expect to deliver PV equipment products over a period ranging from three to nine months, sapphire equipment products over a period ranging from six to eighteen months and polysilicon equipment products over a period ranging from twelve to eighteen months, however, in certain cases revenue may be recognized over longer periods. Although most of our orders require non-refundable deposits, our order backlog as of any particular date should not be relied upon as indicative of our revenues for any future period.

If a customer fails to perform its outstanding contractual obligations on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for cash damages resulting from the material breach of the terms of the agreement. During the nine months ended September 28, 2013, we have identified certain contracts in our order backlog that have not been terminated or modified, however, we expect that the customers associated with these contracts will not fulfill their obligations under these respective contracts. As a result, during the nine months ended September 28, 2013, we modified or removed contracts from our reported order backlog resulting in a $368.2 million reduction (almost 97% of the reduction was attributable to four contracts), $358.0 of which are from such contracts that have not been legally terminated or modified, but we have removed amounts from our reported backlog. During the nine-month period ended December 31, 2012, we terminated, modified or removed contracts resulting in a $220.5 million reduction in our order backlog (81% of the reduction was attributable to six contracts). During the nine months ended September 28, 2013, we recorded revenues of $19.3 million from three terminated contracts and during the nine-month period ended September 29, 2012, we recorded revenues of $14.9 million from terminated contracts.

Although we have a reasonable expectation that most of our customers will substantially perform on their contractual obligations that are included in our reported order backlog, we attempt to monitor those contracts that we believe to be at risk. Due to recent industry market conditions, as noted above, we have removed certain amounts from our reported order backlog that are attributable to contracts that we do not believe our customers will fulfill (even though such contracts have not been legally terminated).

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

The table below sets forth our order backlog as of September 28, 2013 and December 31, 2012:

	September 28, 2013		December 31, 2012
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$2	—%	$4	1%
Polysilicon business	301	46%	529	42%
Sapphire business	355	54%	716	57%
Total	$658	100%	$1,249	100%

Our order backlog totaled $658.3 million as of September 28, 2013. Our order backlog attributable to our PV, polysilicon and sapphire businesses as of September 28, 2013, included deferred revenue of $62.3 million, of which $0.9 million related to our PV business, $56.2 million related to our polysilicon business and $5.2 million related to our sapphire business.  Cash received in deposits related to our order backlog where deliveries have not yet occurred was $89.8 million as of September 28, 2013.

As of September 28, 2013, our order backlog consisted of contracts with 9 PV customers, contracts with 13 polysilicon customers, and contracts with 74 sapphire equipment and material customers. Orders reflected in our backlog at September 28, 2013 are attributable to customers that have been in backlog for at least the past two quarters.  Our order backlog as of September 28, 2013, included $261.3 million, $144.1 million and $105.0 million attributed to three different customers, each of which individually represents 40%, 22% and 16%, respectively, of our order backlog.

Results of Operations

The following tables set forth the results of operations as a percentage of revenue for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Statements of Operations Data:*
Revenue	100%	100%	100%	100%
Cost of revenue	56	68	66	61
Gross profit	44	32	34	39
Research and development	52	17	21	8
Selling and marketing	9	3	4	2
General and administrative	43	14	18	7
Contingent consideration expense (income)	12	(9)	—	(1)
Restructuring charges	10	—	3	—
Amortization of intangible assets	7	2	3	1
(Loss) income from operations	(89)	5	(15)	22
Interest expense	(16)	(1)	(8)	(1)
(Loss) income before income taxes	(105)	4	(23)	21
Provision (benefit) for income taxes	(11)	1	(6)	7
Net (loss) income	(94)%	3%	(17)%	14%

*   Percentages subject to rounding.

Three and Nine Months Ended September 28, 2013 compared to Three and Nine Months Ended September 29, 2012

Revenue.  The following table sets forth total revenue for the nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended				Nine Months Ended
Business Category	September 28, 2013	September 29, 2012	Change	% Change	September 28, 2013	September 29, 2012	Change	% Change
	(dollars in thousands)				(dollars in thousands)
Photovoltaic business	$4,369	$1,556	$2,813	181%	$20,144	$42,357	$(22,213)	(52)%
Polysilicon business	28,564	95,856	(67,292)	(70)%	217,279	371,320	(154,041)	(41)%
Sapphire business	7,358	12,649	(5,291)	(42)%	28,974	217,526	(188,552)	(87)%
Total revenue	$40,291	$110,061	$(69,770)	(63)%	$266,397	$631,203	$(364,806)	(58)%

Revenue from our PV business increased 181% to $4.4 million for the three months ended September 28, 2013, as compared to $1.6 million for the three months ended September 29, 2012. Revenue from our PV business decreased 52% to $20.1 million for the nine months ended September 28, 2013, as compared to $42.4 million for the nine months ended September 29, 2012. The increase for the three months ended September 28, 2013 is primarily due to final payments received during the quarter for DSS units shipped in prior periods. The decrease in revenue for the nine months ended September 28, 2013 is primarily due to lower average selling prices and lower number of units sold as compared to the corresponding period in the preceding year.  The trend of decreased demand for DSS products, impacting both volume and average selling prices, began in fiscal year 2012 and, we believe, is the result of the current excess capacity of solar wafers and cells.

Revenue from our polysilicon business decreased 70% to $28.6 million for the three months ended September 28, 2013, as compared to $95.9 million for the three months ended September 29, 2012. Revenue from our polysilicon business decreased 41% to $217.3 million for the nine months ended September 28, 2013, as compared to $371.3 million for the nine months ended September 29, 2012. The decrease for the three months ended September 28, 2013 was driven primarily by decreased demand for polysilicon products. The decrease for the nine months ended September 28, 2013 was driven primarily by revenue recognized ratably on certain contracts in the prior year nine month period that did not recur in the current year period. Included in the three and nine month periods in the prior year polysilicon revenue are certain polysilicon contracts that granted contractual rights which required us to recognize revenue ratably over the contract period. Revenue recognition from these contracts commenced when all other elements had been delivered and other contract criteria have been met.  These rights expired on December 31, 2012 and all revenue under these contracts was recognized by this date.  During the nine months ended September 29, 2012, we recognized revenue on a ratable basis from these contracts of $138.1 million.

Polysilicon revenue may fluctuate significantly from period to period due to the timing of shipments and the length of time it takes to complete our obligations under the contracts. As a result of this variability, our polysilicon business tends to have a higher level of deferred revenue than our other business segments. Approximately 90% and 93% of our deferred revenue balances at September 28, 2013 and December 31, 2012, respectively, relate to our polysilicon business.

Our sapphire business revenue during the three and nine months ended September 28, 2013 is attributable to the sale of sapphire equipment and material used mostly, we believe, in sapphire-based LED applications and other specialty markets.  Revenue from our sapphire business was $7.4 million for the three months ended September 28, 2013, as compared to $12.6 million for the three months ended September 29, 2012. Revenue from our sapphire business was $29.0 million for the nine months ended September 28, 2013, as compared to $217.5 million for the nine months ended September 29, 2012. The decrease in revenue for our sapphire business in both periods was primarily related to the reduction in the number of ASF systems shipped as compared to the comparable periods in the prior year.  The acquisition of the business of Thermal Technologies did not contribute a material portion of revenues for the period from May 16, 2013 to September 28, 2013.

A substantial percentage of our revenue results from sales to a small number of customers. Two of our customers accounted for 64% of our revenue for the three months ended September 28, 2013 and two customers accounted for 75% of our revenue for the three months ended September 29, 2012. Three of our customers accounted for 71% of our revenue for the nine months ended September 28, 2013 and four customers accounted for 57% of our revenue for the nine months ended September 29, 2012. No other customer accounted for more than 10% of our revenue during the respective periods.

Gross Profit and Gross Margins.  The following tables set forth gross profit and gross margin for the three and nine months ended September 28, 2013 and September 29, 2012.

	Three Months Ended					Nine Months Ended
	September 28, 2013	September 29, 2012	Change	% Change		September 28, 2013	September 29, 2012	Change	% Change
	(dollars in thousands)					(dollars in thousands)
Gross profit					Gross profit
Photovoltaic business	$2,893	$(3,312)	$6,205		Photovoltaic business	$2,290	$14,473	$(12,183)
Polysilicon business	20,032	35,095	(15,063)		Polysilicon business	95,119	148,412	(53,293)
Sapphire business	(5,148)	3,245	(8,393)		Sapphire business	(7,401)	84,677	(92,078)
Total	$17,777	$35,028	$(17,251)	(49)%	Total	$90,008	$247,562	$(157,554)	(64)%

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Gross margins
Photovoltaic business	66%	(213)%	11%	34%
Polysilicon business	70%	37%	44%	40%
Sapphire business	(70)%	26%	(26)%	39%
Overall	44%	32%	34%	39%

Overall gross profit as a percentage of revenue, or gross margin, increased to 44% for the three months ended September 28, 2013, from 32% for the three months ended September 29, 2012 and decreased to 34% for the nine months ended September 28, 2013, from 39% for the nine months ended September 29, 2012.

Our gross margins in our PV, polysilicon and sapphire businesses tend to vary depending on the volume, pricing and timing of revenue recognition.

Our PV gross margins for the three and nine months ended September 28, 2013 were 66% and 11%, respectively, as compared to (213%) and 34% for the three and nine months ended September 29, 2012. The increase for the three months ended September 28, 2013 was primarily due to the collection of a long outstanding payment from a customer and final acceptance from another customer, each with minimal corresponding costs of goods sold.  The decrease for the nine months ended September 28, 2013 as compared to the same period in the prior year was due primarily to the average selling prices on DSS units being below our historical prices realized in 2012.

Our polysilicon gross margins for the three and nine months ended September 28, 2013 were 70% and 44%, respectively, as compared to 37% and 40% for the three and nine months ended September 29, 2012. The increases in polysilicon gross margins for the three and nine months ended September 28, 2013 were primarily due to the recognition of revenue of approximately $17.0 million due to a contract termination with minimal corresponding costs of goods sold.

Our sapphire gross margins for the three and nine months ended September 28, 2013 were (70)% and (26)%, as compared to 26% and 39% for the three and nine months ended September 29, 2012. The decrease in gross margins for the sapphire business during the three and nine months ended September 28, 2013 was primarily related to the reduction in the number of ASF systems recognized when compared to the prior year periods.  The decrease is also related to negative margins in the materials business in the three and nine months ended September 28, 2013 driven primarily by decreased levels of production at our material manufacturing facility.  During the three months ended September 29, 2012, we recorded significantly higher revenues in connection with the sale of our ASF systems when compared to revenue for the three months ended September 28, 2013. Margins on the sale of our sapphire equipment are higher than our margins on sapphire materials and therefore the consolidated margin is lower in periods where a fewer number of ASF systems are recognized as revenue.

Operating Expenses.  The following table sets forth total operating expenses for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Change	% Change	September 28, 2013	September 29, 2012	Change	% Change
	(dollars in thousands)				(dollars in thousands)
Operating expenses
Research and development	$21,075	$18,767	$2,308	12%	$56,039	$47,954	$8,085	17%
Selling and marketing	3,496	3,123	373	12%	10,870	9,657	1,213	13%
General and administrative	17,427	15,428	1,999	13%	48,507	45,731	2,776	6%
Contingent consideration expense (income)	4,971	(9,943)	14,914	(150)%	997	(9,261)	10,258	(111)%
Restructuring charges	4,010	—	4,010	100%	6,868	—	6,868	100%
Amortization of intangible assets	2,976	2,538	438	17%	8,098	7,631	467	6%
Total	$53,955	$29,913	$24,042	80%	$131,379	$101,712	$29,667	29%

Total operating expenses increased 80% to $54.0 million for the three months ended September 28, 2013, as compared to $29.9 million for the three months ended September 29, 2012, and increased 29% to $131.4 million for the nine months ended September 28, 2013, as compared to $101.7 million for the nine months ended September 29, 2012.

Research and development expenses consist primarily of payroll and related costs, including stock-based compensation expense, for research and development personnel who design, develop, test and deploy our PV, polysilicon and sapphire equipment, materials and services. We expect to continue to invest in new product development and improvements and attempt to expand certain of our existing product bases in each of our segments, as well as continue efforts to introduce new products.  Research and development expenses increased 12% to $21.1 million for the three months ended September 28, 2013, as compared to $18.8 million for the three months ended September 29, 2012, and increased 17% to $56.1 million for the nine months ended September 28, 2013, as compared to $48.0 million for the nine months ended September 29, 2012. The increases for the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012 primarily related to: an increase in employee compensation of $1.8 million and $7.2 million respectively, and an increase in other research expenses of $0.6 million and $1.4 million, respectively. In addition, the increase in research and development expense for the nine months ended September 28, 2013 was offset by a decrease in product receiving and shipping of $0.3 million.

Selling and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses. Selling and marketing expenses increased 12% to $3.5 million for the three months ended September 28, 2013, as compared to $3.1 million for the three months ended September 29, 2012, and increased 13% to $10.9 million for the nine months ended

September 28, 2013, as compared to $9.7 million for the nine months ended September 29, 2012. The increases in selling and marketing expenses for the three and nine months ended September 28, 2013 were driven by an increase in non-production materials of $0.4 million and $0.5 million, respectively. In addition, the increase in sales and marketing expenses for the nine months ended September 28, 2013 was also attributable to an increase in employee compensation of $0.7 million, principally a result of increased internal sales commissions in our polysilicon business. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.

General and administrative expenses consist primarily of the following components: payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, human resources and other administrative personnel; and fees for professional services. General and administrative expenses increased 13% to $17.4 million for the three months ended September 28, 2013, as compared to $15.4 million for the three months ended September 29, 2012,  and increased 6% to $48.5 million for the nine months ended September 28, 2013, as compared to $45.7 million for the nine months ended September 29, 2012. The increases in general and administrative expenses for the three and nine months ended September 28, 2013 were primarily driven by an increase in outside legal and accounting services and settlement of a contract vendor dispute of $3.8 million and $3.4 million, respectively. These increases were offset by a decrease in other general and administrative expenses of $0.2 million and $1.2 million, respectively. In addition the increase in general and administrative costs for the three months ended September 28, 2013 was offset by a decrease in personnel costs of $1.3 million. In addition, the increase in general and administrative expenses for the nine months ended September 28, 2013 was driven by a $0.2 million increase in personnel costs and a $0.1 million increase in travel and entertainment expenses.

Contingent Consideration Expense (Income). Contingent consideration expense (income) consists of the accretion of our contingent consideration liabilities to their respective fair values. Contingent consideration expense (income) for the three and nine months ended September 28, 2013 was $5.0 million and $1.0 million, respectively, as compared to ($9.9) million and ($9.3) million in the three and nine months ended September 29, 2012. The increase in contingent consideration expense of $14.9 million and $10.3 million for the three and nine months ended September 28, 2013, respectively related to contingent consideration recorded in connection to the Twin Creeks acquisition, relating to the change in the fair value of the liability at September 28, 2013. Additionally the increase for the nine months ended September 28, 2013 when compared to the prior year period was related to the operational and technical targets not being satisfied during the previous period by the contractual target dates in connection with the Confluence Solar acquisition, therefore we determined that the earn-out opportunities related to these targets were not achieved and we recognized a total decrease in the fair value of contingent consideration in our condensed consolidated statements of operations in the nine months ended September 29, 2012.

Restructuring Charges.  Total restructuring and asset impairment charges for the three months ended September 28, 2013 were $4.0 million in asset impairments related to our Hazelwood facility. Total restructuring and asset impairment charges for the nine months ended September 28, 2013 were $6.9 million, which was comprised of $1.9 million in lease exit costs related to the Hazelwood facility’s lease, $0.6 million of other contract termination costs related to the Hazelwood facility, $0.4 million of severance and related benefits and $4.0 million in asset impairments. There were no comparable amounts in the prior year comparable periods.

Amortization Expense.  Amortization of intangible assets consists of the amortization of intangible assets obtained in business or technology acquisitions. Amortization expense attributed to intangible assets increased 17% to $3.0 million for the three months ended September 28, 2013, as compared to $2.5 million for the three months ended September 29, 2012, and increased 6% to $8.1 million for the nine months ended September 28, 2013, as compared to $7.6 million for the nine months ended September 29, 2012. The balance within amortization expense is driven by the amortization of identified intangible assets related to our acquisitions of Confluence Solar, Crystal Systems and the business of Thermal Technology.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. The increase during the three and nine months ended September 28, 2013 as compared to the same periods in the prior year is due to i) higher interest rate on our 2012 Credit Facility with Bank of America N.A. (and certain other lenders) which was increased pursuant to an amendment to this credit facility in February 2013 (or the 2013 Amendment); ii) an increase in amortization of deferred financing fees related to the issuance of the 3.00% Senior Convertible Notes due 2017 and iii) the amortization of the 3.00% Senior Convertible Notes discount. The increase in amortization of deferred financing costs is due to the amortization of deferred financing fees paid in connection with our 3.00% Senior Convertible Notes and in connection with the 2013 Amendment for which we accelerated recognition on a portion of the deferred financing costs.

(Benefit) Provision for Income Taxes. Our effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year.

Our Company’s effective tax rate for the three and nine months ended September 28, 2013 and September 29, 2012, was 10.1% and 26.9%, and 24.2% and 32%, respectively. The effective rate differs from the U.S. federal statutory rate due to a favorable permanent adjustment related to contingent consideration which is non-includable for tax purposes and the jurisdictional mix of income/loss. We incurred proportionally larger losses in the U.S., a higher tax jurisdiction than in lower tax jurisdictions, namely Hong Kong.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to examination by federal, state, and foreign tax authorities. Our U.S. tax returns have settled for fiscal years through March 31, 2008. The Company is under examination by the Internal Revenue Service, or IRS, for our fiscal years ending March 28, 2009 and April 3, 2010.  In addition, the statute of limitations is open for all state and foreign jurisdictions.

Liquidity and Capital Resources

Overview

We fund our operations generally through cash generated from operations, proceeds from credit facilities and convertible notes and proceeds from exercises of stock awards.

Our cash and cash equivalents balance decreased by $159.6 million during the nine months ended September 28, 2013, from $418.1 million as of December 31, 2012 to $258.5 million as of September 28, 2013. On September 28, 2013, we held $239.3 million of cash and cash equivalents in the United States and we held $19.2 million outside the U.S. The decrease was principally attributable to $43.6 million principal payments on the outstanding term loan as prescribed by the amendment to our credit agreement entered into in February 2013, payments of $3.7 million for the purchase of property, plant and equipment, a net loss of $44.9 million (after adjustments for non-cash items such as stock based compensation) and the balance consisted of cash utilized to fund working capital and operating costs.  On October 30, 2013, we terminated our credit agreement, or the Credit Agreement, with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer and the lenders from time to time party thereto.  As of September 28, 2013, there was approximately $96 million outstanding borrowings under the term loan component of the Credit Agreement, which amount was paid in full on October 30, 2013 by using our available cash.

In October 2013, we settled a vendor contract dispute. The terms of the settlement, which includes no admission of liability or wrongdoing by us, provides for a full and complete release of all claims that were or could have been brought against us. We have agreed that we paid $3.25 million to the vendor in this matter. The Company’s settlement payment has been recorded as a general and administrative expense in the three months ended September 28, 2013.

Historically, we manage our cash inflows through the use of customer deposits, milestone billings and debt financings intended to allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) as well as payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this Quarterly Report on Form 10-Q.

Historically, our principal uses of cash are for raw materials and components, wages, salaries and investment activities, such as the purchase of property, plant and equipment, business acquisitions, repurchases of our common stock and payments on outstanding debt. In the past we have outsourced a significant portion of our equipment manufacturing and therefore we require minimal capital expenditures to meet our production demands.  In May 2013, we acquired the business of Thermal Technology in a business acquisition through the issuance of shares of our common stock and a contingent consideration payment obligation.

The following table summarizes our primary cash flows in the periods presented:

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(109,163)	$(22,704)
Investing activities	(3,658)	(35,248)
Financing activities	(47,084)	330,369
Effect of foreign exchange rates on cash	282	(76)
Net (decrease) increase in cash and cash equivalents	$(159,623)	$272,341

Cash Flows from Operating Activities

For the nine months ended September 28, 2013, our cash used in operations was $109.2 million. Our cash used in operations was driven primarily by a decrease in customer deposits of $93.8 million and a decrease in deferred revenue of $59.6 million. These amounts were offset by a decrease in deferred costs of $26.1 million and a decrease in vendor advances of $21.7 million.  The use of cash is primarily the result of a number of polysilicon transactions which were recognized in revenue and earnings in the nine months ended September 28, 2013, for which payment had been received in the prior year.

For the nine months ended September 29, 2012, our cash used in operations was $22.7 million. Our cash used in operations was driven primarily by a decrease in deferred revenue of $337.9 million, a decrease in customer deposits of $56.3 million, a decrease in accounts payable and accrued expenses of $25.5 million and an increase in vendor advances of $23.2 million. These items were partially offset by a decrease in deferred cost of $189.2 million, a decrease in restricted cash of $96.2 million, net income of $96.2 million and a decrease in accounts receivable of $39.2 million.

Cash Flows from Investing Activities

For the nine months ended September 28, 2013, our cash used in investing activities was $3.7 million, comprised primarily of capital expenditures for the period.

For the nine months ended September 29, 2012, our cash used in investing activities was $35.2 million. This is comprised primarily of capital expenditures for the period which were approximately $35.5 million. These capital expenditures were primarily used for expanding our sapphire business and improving our business information systems.

Cash Flows from Financing Activities

For the nine months ended September 28, 2013, cash used by financing activities was $47.1 million, driven primarily by $43.6 million principal payments under our amended credit agreement with Bank of America and $2.3 million of financing costs on the outstanding term loan as prescribed by this amended credit agreement.

For the nine months ended September 29, 2012, cash provided by financing activities was $330.4 million, driven primarily by borrowings of $145.0 million made under our credit facility, $220.0 million in proceeds from the issuance of convertible notes and $41.6 million in proceeds from the issuance of warrants.  These cash inflows were offset by cash paid for bond hedges of $57.9 million, payments of deferred financing costs of $11.5 million, payments of contingent consideration from business combinations of $4.9 million and principal payments under the credit facility of $1.8 million.

We believe that our existing cash, as well as cash that we are eligible to receive under the Prepayment Agreement with Apple Inc.  which will be used principally in connection with our sapphire material operations at our Arizona facility (see further description below), cash we received on our 3.0% convertible notes and customer deposits will be sufficient to satisfy working capital requirements, commitments for capital expenditures, and other cash requirements for at least the next twelve months. We, however, consistently review strategic opportunities in an effort to find opportunities to improve our products, technologies, operations, overall business and increase shareholder value, these opportunities may include business acquisitions, technology licenses, dividends to shareholders, prepayment of our outstanding convertible notes using cash, accelerated prepayments of outstanding indebtedness and joint ventures. If we were to engage in any of the foregoing, it could require that we utilize a significant amount of our available cash and, as a result, we may be required to increase our outstanding indebtedness or raise additional capital in through the sale of equity, debt, convertible notes or a combination thereof, which may not be available on favorable terms, or at all.

Long Term Debt

Bank of America Credit Agreement

On January 31, 2012, we, our U.S. operating subsidiary (the “U.S. Borrower”) and our Hong Kong subsidiary (the “Hong Kong Borrower”) entered into a credit agreement (the “2012 Credit Agreement”), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (“Bank of America”) and the lenders from time to time party thereto. The 2012 Credit Agreement consisted of a term loan facility (the “2012 Term Facility”) provided to the U.S. Borrower in an aggregate principal amount which was initially $75.0 million with a final maturity date of January 31, 2016, a revolving credit facility (the “U.S. Revolving Credit Facility”) available to the U.S. Borrower in an aggregate principal amount which was initially $25.0 million with a final maturity date of January 31, 2016 and a revolving credit facility (the “Hong Kong Revolving Facility”; together with the U.S. Revolving Credit Facility, the “2012 Revolving Credit Facility”; together with the “Term Facility”, the “2012 Credit Facilities”) available to the Hong Kong Borrower in an aggregate principal amount which was initially $150.0 million with a final maturity date of January 31, 2016 (which amount was reduced to $125 million pursuant to the 2013 Amendment).

On October 30, 2013, the Company terminated our 2012 Credit Agreement.  As of September 28, 2013, there was approximately $96 million outstanding borrowings under the 2012 Term Facility which was paid in full on October 30, 2013 by using available cash.  As of October 30, 2013, there are no amounts outstanding under the 2012 Revolving Credit Facility and no outstanding stand-by letters of credit under the 2012 Revolving Credit Facility. In connection with the termination of the 2012 Credit Agreement, the Company expects to recognize a charge in the fourth quarter of approximately $3.6 million relating to deferred issuance costs that will be written off upon the termination of the agreement. As of September 28, 2013 and October 30, 2013 we were in compliance with the covenants in the 2012 Credit Agreement.

3.00% Convertible Senior Notes due 2017

On September 28, 2012, we issued $220.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the “Notes”).The net proceeds from the issuance of the Notes were approximately $212.6 million, after deducting fees paid to the initial purchasers and other offering costs. The Notes are senior unsecured obligations, which pay interest in cash semi-annually at a rate of 3.00% per annum. The Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee. The Notes are not redeemable by us and all remained outstanding at September 28, 2013.

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

Prepayment Agreement with Apple Inc.

On October 31, 2013, our wholly-owned subsidiary, GTAT Corporation, entered into a Prepayment Agreement with Apple Inc. pursuant to which Apple is scheduled to make prepayments to GTAT in the aggregate amount of approximately $578 million, referred to herein as the Prepayment Amount, in four separate installments (the final installment to be made in April 2014), for the purpose of GTAT acquiring ASF systems and related equipment. GTAT is required to repay this amount ratably over a five year period ending in January 2020, and GTAT is required to repay this amount ratably over a five year period ending in January 2020, either as a credit against Apple purchases of sapphire goods under the MDSA or as a direct cash payment. GTAT’s obligation to repay the Prepayment Amount may be accelerated under certain circumstances. GTAT, our principal U.S operating subsidiary, has granted Apple a security interest in certain of its assets to secure GTAT’s obligations under the Prepayment Agreement There are no minimum purchase requirements under the terms of the Master Development and Supply Agreement.

Off-Balance Sheet Arrangements

We do not have, as of September 28, 2013, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Standby Letters of Credit

As of September 28, 2013, we had $0.5 million of standby letters of credit outstanding against the 2012 Revolving Credit Facility, which represented performance guarantees issued against customer deposits. There were no standby letters of credit outstanding against the 2012 Revolving Credit Facility when the 2012 Credit Agreement was terminated on October 30, 2013.

Contractual Obligations and Commercial Commitments

As of September 28, 2013, there have been no material changes to our “Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Transition Report on Form 10-K for the nine month ended December 31, 2012, other than:

i)                                         As of September 28, 2013, purchase commitments under agreements totaled $329.1 million, substantially all of which are due within twelve months. As of September 28, 2013, prepayments under certain of these purchase commitments amounted to $31.2 million.

ii)                                      As part of the acquisition of Thermal Technology on May 16, 2013, we may be obligated to pay the former shareholders of Thermal Technology amounts based on future revenues of Thermal Technology through 2018.  As of the acquisition date, we determined the fair value of the contingent consideration was $6.2 million based on a probability weighted approach of projected future cash flows under three different scenarios.   The maximum potential payment for the period 2014 through 2018 is $35.0 million.  Additionally, we are obligated to pay a percentage of Thermal Technology revenues for 2013 to the extent those revenues exceed set targets.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance eliminates diversity in practice surrounding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if the carryforward would be used to settle additional tax due upon disallowance of a tax position. The amendment is effective for fiscal periods beginning after December 15, 2013 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Recently Adopted Accounting Pronouncements

Effective January 1, 2013, we adopted Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. The required disclosure is in Note 18.

Critical Accounting Policies and Estimates

For the nine months ended September 28, 2013, there were no significant changes to our critical accounting policies and estimates included in our Transition Report on Form 10-K for the nine-month period ended December 31, 2012, as filed with the SEC on March 1, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Investment Risks

We maintain an investment portfolio which, at September 28, 2013, consisted of $179.1 million of money market mutual funds. At any time a rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. Based on investment positions as of September 28, 2013, a hypothetical movement of plus or minus 50 basis points based on current market interest rates would not have a material impact to the value of our investment portfolio or the income earned in an annual period. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

We enter into forward foreign currency exchange contracts that qualify as cash flow hedges to hedge portions of certain of our anticipated foreign currency denominated inventory purchases. These contracts typically expire within 12 months. Consistent with the nature of the economic hedges provided by these forward foreign currency exchange contracts, increases or decreases in their fair values would be effectively offset by corresponding decreases or increases in the U.S. dollar value of our future foreign currency denominated inventory purchases (i.e., “hedged items”). We are not currently party to any forward foreign currency exchange contracts.

As of September 28, 2013, we had no forward foreign currency exchange contracts.

Interest Rate Risk

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business Generally

The focus of our business will change as a greater portion of our operations will be providing sapphire material and if we are unable to successfully transition our business and establish sapphire material operations our business will be harmed.

As a result of a contract we entered into on October 31, 2013, we expect that we will be providing sapphire materials for use in the consumer electronics market.  Historically, we have been a provider of crystal growth equipment, with a very limited part of our business being a supplier of sapphire materials produced at our Salem, Massachusetts facility.  We expect that the operations at our Arizona facility, which will only produce sapphire material, will constitute more of our overall business than in the past and we expect that the size of our future sapphire operations will be larger than that currently conducted in Salem.  We have very limited experience operating a material manufacturing operation of this scale, and if we are unable to timely establish and maintain operations of the scale contemplated, our business and results of operations would be significantly impacted.  Among the risks we face are: (i) hiring and maintaining a workforce necessary to run the facility, (ii) the specifications to operate the ASF systems in the facility will consistently be adhered to, including supplying power and water (some of which are beyond our control), (iii) ensuring that the components and parts necessary to generate sapphire and operate and maintain the ASF systems are available in time and quantity from our supply necessary to meet our expected delivery schedules.

In addition, we must supply sapphire material that meets agreed upon specifications by agreed upon deadlines. If we are unable to do so, we will be subject to significant warranty claims and liquidated damages.  We may be unable to make these payments and any such failure will have material adverse consequences for our business and results of operations

Through the remainder of 2013 and the first quarter of 2014, we expect that we will sell a very limited number of ASF units to our customers as we ramp up our sapphire material operations.  For this same reason, we expect to convert very limited amounts in our sapphire business backlog into revenue during this period.

If Apple does not purchase sufficient quantities of sapphire material we may be unable to meet our obligations to repay advances that were provided to us.

Apple has committed to make a $578 million prepayment to us. We must repay this amount ratably over a five year period ending January 2020, either as a credit against Apple purchases of sapphire goods or as a direct cash payment.  We have granted certain exclusivity rights to Apple with respect to the sapphire material generated with such ASF systems.  Therefore, our sapphire material business will depend on purchases of sapphire material from Apple.  If Apple purchases no sapphire material, or limited sapphire material, we would be required to repay (on a quarterly basis), significants amounts of the prepayment amount using our cash resources, which would limit our ability to invest in or operate other portions of our business, including our equipment operations.  In addition, these repayments may exhaust all of our cash and, if we are unable to make a payment when due, we will be in default and Apple will have the right to acquire control and possession of the ASF systems (and to be paid in cash for any deficiency).  In addition, in order to secure payment of a portion of the prepayment, we have also granted Apple a security interest in certain of the assets of GTAT Corp. (our principal U.S. subsidiary).  The prepayment installments may also be cancelled prior to payment, or repayment accelerated, under certain circumstances, including if the ASF systems do not generate sapphire material to specification prior to an agreed upon date or we are unable to comply with certain financial covenants.  Finally, if the repayment of the prepayment were to be accelerated, it would likely produce a cross-default under our 3.0% convertible notes (correspondingly, an acceleration of the 3.0% senior convertible notes would likely produce a cross-default under the Prepayment Agreement), and we may not have sufficient resources at such time to satisfy these obligations.  In addition, a portion of the prepayment can be used for working capital by GTAT, but must be used within a short period for the purchase of sapphire equipment under the supply arrangement.

Even if Apple does purchase adequate amounts of sapphire material, the margins related to this business (when operating at expected capacity) will be much lower than those of our equipment business.

We expect that oversupply of, or limited demand for, polysilicon, solar panels and sapphire material, including LED quality material, may have an adverse impact on our equipment business and, unless such oversupplies are reduced or demand increases in the near future due to development of new technologies or otherwise, the negative impact on our equipment business could last for an extended period.

Our equipment sales are principally to customers that manufacture polysilicon (which is a key component for making solar wafers and cells), silicon ingots (which are, through various cutting and finishing processes, used for making solar cells, modules and wafers) and sapphire boules (which are, through various cutting and finishing processes, used for making, among other things, LED wafers). Each of the polysilicon, solar wafer, modules and cell and LED wafer markets are currently experiencing significant oversupply and/or significant decreased demand. For example, our PV business experienced a 52% decrease in revenue for the nine months ended September 28, 2013 as compared to the same period in the prior year. The consequence of this oversupply and decreased demand is that those who sell into these markets (many of whom are customers for our equipment) are either required to sell at very low prices (including sometimes selling at a loss) or are unable to sell at all. Many customers are experiencing large inventories. As a consequence of these conditions, demand for all of our equipment, particularly our polysilicon reactors, DSS furnaces and ASF units, has dropped significantly in the past few quarters. During the nine-month period ended December 31, 2012, we recorded net negative bookings for our PV, polysilicon and sapphire equipment in an aggregate amount of $151.0 million. Given the state of the markets we serve, our future bookings may be even less in twelve months ended December 31, 2013. This has had an adverse impact on our business and will continue to have such an effect, including requiring that we sell products at prices below what we usually charge or resulting in the absence of any meaningful new sales.

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

Our Photovoltaic business segment has historically depended upon the Directional Solidification System (DSS) furnace for its revenue and we expect that there will be very limited, if any, revenue attributable to DSS sales in the future. Additionally, we do not expect to commercially launch our next photovoltaic tool until late in 2014.

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

Because of the high level of PV manufacturing overcapacity, we expect very limited investment in additional generation capital equipment for 2013 and beyond. While we have sold a significant amount of DSS furnaces that we held in inventory, we do have some DSS furnaces that remain in in inventory and we will endeavor to sell any DSS furnaces that we have in our inventory, but expect that demand for these will be limited and prices will be lower than we have historically charged. Our next generation PV equipment offering, our HiCz tool, is still under development and is projected to be commercially available late in 2014. Therefore, we do not expect to have any meaningful sales or revenue from our PV segment in 2013. If our HiCz tool does not gain market acceptance in 2014, our PV business segment could experience prolonged periods without contributing any meaningful revenue to the business. In addition, with the idling of our facility in Hazelwood, Missouri earlier in 2013, we will no longer sell HiCz material generated by our HiCz™ tools and, while the revenue from the sale of this material was minimal, we no longer expect to have this as a source of revenue in the future.

Impairment charges negatively impacted our financial results in recent fiscal periods and additional charges, of comparable or greater magnitude, may be required in the future as a result of the prolonged downturn in the markets we serve.

We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. generally accepted accounting principles. These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the markets we serve. Deterioration in general economic conditions may result in, among other things: declining revenue which can lead to excess capacity and declining operating cash flow; reductions in management’s estimates for future revenue and operating cash flow growth. All of these factors negatively impacted our PV business during the quarter ended December 31, 2012 and, as a result, we recorded a goodwill impairment charge of $57.0 million, an intangible asset charge of $0.5 million, asset impairments of $29.3 million, inventory write downs of $60.2 million and vendor advance impairments of $8.4 million. More recently, during the nine months ended September 28, 2013, we recorded $1.9 million of additional charges related to the Hazelwood facility’s lease exit costs, $0.6 million of other contract termination costs related to this facility and $4.0 million of impairment charges related to the fair value of the HiCz fixed assets, respectively.  If the PV market were to continue to deteriorate or our PV products, including our HiCz™ tool, were to not generate significant sales in the future, we could be required to take further charges and they may be material.

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

The rate of growth of the Chinese economy has experienced decreases recently. Since Chinese companies, including solar and LED producers, ship their products to Europe, the decreased growth experienced in China is due, in part we believe, to the adverse economic situation in Europe. The negative impact of this reduced rate of growth is compounded by the fact that the solar industry, including solar and wafer, module and cell manufacturers and polysilicon manufacturers, are confronting markets that are either experiencing decreased demand or are generating more capacity than the industry requires. These market conditions are making it difficult for these companies to generate adequate returns and many such companies are not making any capital investments in their operations, which results in much lower demand for our equipment products. For several years, Chinese solar manufacturers relied on, we believe, easily available credit and companies were increasing rates of investment in capital equipment. These companies utilized these financial resources to build up their manufacturing capacity. We believe that Chinese companies have incurred some of the highest levels of debt in the solar industry. Now, however, in many cases, lenders to Chinese solar companies, in particular, are no longer extending credit on favorable terms, or at all. Some of this debt is maturing and certain of these companies are unlikely to be able to make payments when due. As a result, we expect that the demand for our equipment products will continue to remain limited for the short-term amongst our Chinese customer base (which are among our largest equipment customers). Also, it may be the case that customers with orders in our backlog are unable to accept delivery of our equipment or may re-negotiate terms, including requests for reduced prices, delayed delivery and decreases in the number of units shipped. Any of the foregoing would have a negative impact on our business and results of operations. These circumstances are making competition among equipment suppliers to sell to a limited number of purchasers very challenging. As competition increases, it may be the case that our competitors engage in business practices that we will not engage in (or are legally prohibited from engaging in) in order to gain business, including providing incentives or benefits that are prohibited under the U.S. Foreign Corrupt Practices Act.

Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.

Over the past few years, financial markets in the United States, Europe and Asia experienced disruption, including, among other things, volatility in security prices, tightened liquidity and credit availability, rating downgrades of certain investments and declining valuations of others and increased bankruptcy filings by companies in a number of industries (including several companies in the solar industry). These economic developments adversely affect businesses such as ours in a number of ways. The tightening of credit in financial markets for solar companies and sapphire companies has resulted in reduced funding worldwide, including China (where many of our customers are located), and a higher level of uncertainty for solar cell, wafer and module manufacturers and manufacturers incorporating sapphire material into their products. As a result, some of our equipment customers have been delayed in securing, or prevented from securing, funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our equipment products. We believe a reduction in the availability of funding for new manufacturing facilities and facility expansions in the solar and sapphire industries, or reduction in demand for solar panels or sapphire material has caused, and may continue to cause, a decrease in orders for our products.

We currently require most of our equipment customers to prepay a portion of the purchase price of their orders and to provide letters of credit prior to shipping equipment. We use these customer deposits to prepay our suppliers in order to reduce the need to borrow to cover our cash needs for working capital. This practice may not be sustainable if the recent market disruptions continue or grow worse. Some of our customers who have become financially distressed have failed to provide letters of credit or make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised contract terms, it could have a significant impact on our business, results of operations and financial condition. The impact of these disruptions are increasingly being felt in China, and by certain of our customers which are located in China and other countries in Asia, and accounts in part for the decline in our total revenue and order backlog for the nine-month period ended September 28, 2013 as compared to the same period in the prior year.

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

A portion of the prepayment amount we are due under the prepayment agreement can be used by GTAT for limited purposes, but must be used within a short period for the purchase of sapphire equipment under the supply agreement. If we are unable to generate sufficient cash or access credit markets on favorable terms, this obligation to purchase sapphire equipment may have a material impact on our financial position in 2014.

Ongoing trade disputes with China may adversely impact the businesses of our Chinese customers, which could harm our business and our stock price.

The current limited demand for our equipment products and  the excess capacity in the end markets our equipment customers serve is exacerbated by trade tensions between China and the U.S. In October 2012, the U.S. Commerce Department issued a final ruling and levied anti-dumping duties on billions of dollars of solar panels and cells from China (and set countervailing duties as well). This final ruling has negatively impacted our equipment customers in China and we expect that this effect will continue in the future. This follows a May 2012 Department of Commerce announcement of a preliminary determination that China had violated fair trade policies by “dumping” into the U.S. certain solar products at prices that were intended to advantage Chinese manufacturers. The Chinese government responded by saying these actions were deliberately provoking trade friction between the two nations. In July 2013, the Chinese Ministry of Commerce imposed preliminary anti-dumping duties on U.S. and Korean polysilicon makers, and for certain manufacturers these duties were above 50%.  And in september 2013, the Chinese Ministry of Commerce imposed an additional 6.5% “anti-subsidy” trade duty, over and above the duty imposed in July 2013 on U.S. polysilicon companies who received government subsidies.  We believe that certain of our customers are delaying any purchasing or expansion plans until these various trade matters are resolved and we do not expect such resolution to take place during 2013 and, in fact, expect that they will grow more adversarial. In July 2013, the European Union and China were able to solve their recent dispute over Chinese solar panels in the European market by instituting a price floor on solar panels imported into Europe from China. We believe this is a positive development as the agreement removes some of the uncertainty that was stalling industry decisions and may help improve the financial health for some of our Chinese PV customers. While this may be a positive development, we do not expect to see an immediate effect as these customers will need some period of time to recover financially before they are in a position to make significant capital investments. Retaliatory tariffs and trade tensions with China, on the one hand, and the U.S. and Europe (as well as South Korea, where some of our equipment customers are located) on the other hand, is causing uncertainty in the industry and is having a material adverse impact on our business since we sell into China and our equipment customers sell end products into Europe and the U.S. Our business and results of operations would be negatively affected if further anti-dumping or other duties were imposed or a trade war was to occur with China (or if the duties already imposed are not removed). In addition, we expect that any further announcements about or imposition of duties by the U.S. government or E.U. on solar cells imported from China or relating to duties imposed on polysilicon manufacturers by the Chinese government (or similar actions) could negatively impact our stock price and may have a material adverse effect on our business and results of operations.

Servicing our debt and other payment obligations requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments, or to refinance, our obligations under the Prepayment Agreement (if not recouped through delivery of sapphire material) or our 3.0% Convertible Senior Notes due 2017 and any other indebtedness depends on our future performance and available cash, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, our other repayment obligations and make necessary capital expenditures (particularly if there were to be a default under either or both the Prepayment Agreement and 3.0% Convertible Senior Notes due 2017 that would accelerate the payments due thereunder). If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt or repayment obligations.

If our customers delay or cancel equipment purchases, we may be required to modify or cancel contractual arrangements with our suppliers which may result in the loss of deposits or pre-paid advances, which losses have been significant in the past.

As a result of our customer delays or contract terminations, we reschedule or cancel, from time to time, purchase orders with our vendors to procure materials and, in certain cases, we are required to forfeit deposits and/or reimburse the vendor for costs incurred to the date of termination plus predetermined profits. We have recorded significant losses resulting from rescheduled and/or canceled commitments to our vendors as a result of customer delays, contract modifications and terminations. For example, we expect to terminate purchase commitments for DSS inventory components in fiscal 2013 and beyond. The gross amount outstanding under the purchase orders was $14.3 million at September 28, 2013 and we will negotiate with our vendors to determine the amount payable upon termination. Certain of the vendors from whom we purchased materials have been unable to deliver the ordered components because economic conditions had an adverse impact on their ability to operate their businesses and we were unable to recover advances paid to those vendors for components that were not delivered and, in some cases, these lost advances were significant amounts. In cases where we are not able to cancel or modify vendor purchase orders due to customer delays or terminations, our purchase commitments may exceed our order backlog requirements and we may be unable to redeploy the undelivered equipment. In addition, we expect that we may be required to pay advances to vendors in the future without being able to recover that advance if the vendor is placed in bankruptcy, becomes insolvent or otherwise experiences financial distress.

Delays in deliveries, or cancellations of orders, for equipment products of all of our segments could cause us to have inventories in excess of our short-term needs and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.   Alternatively, we may be required to sell products below our historical selling prices, which was the case for certain recent DSS equipment sales. We have recently experienced significant increases in the amount of inventory that we held in order to meet certain anticipated demands for our products including our DSS equipment and ASF systems. Contract breaches or cancellation of orders may require us to reschedule and/or cancel additional commitments to vendors in the future and require that we write-down any inventory purchased that we are unable to deploy or require that we sell products at prices that are below our historical prices, which would also have a negative impact on our gross margins.

We may also build up significant inventory of sapphire materials if it is not purchased by sapphire material customers.  Due to certain restrictions in our supply agreement on the sale of that material, we may not be able to sell that material at all, which would have a negative impact on our margins and our operations.

Amounts included in our order backlog may not result in actual revenue or translate into profits.

Our order backlog is primarily based on signed purchase orders or other written contractual commitments. We cannot guarantee that our order backlog will result in actual revenue in the originally anticipated period, or at all. Beginning with the three-month period ended December 31, 2012, we identified certain contracts in our order backlog that have not been terminated or modified, however, we expect that certain customers will not fulfill their obligations under these respective contacts. During the nine-month period ended September 28, 2013, we removed contracts which had not been terminated or modified from our reported order backlog resulting in a $358.0 million reduction. Almost 99 percent of the reduction was attributable to two contracts that have not been terminated or modified, but we have removed amounts from our reported backlog. In addition, the contracts included in our order backlog may not generate margins equal to our historical operating margins. Our customers may experience project delays or default on the terms of their contracts with us as a result of external market factors and economic or other factors beyond our or their control. If a customer fails to perform its contractual obligations and we do not reasonably expect such customer to perform its obligations, we may terminate the contract, which would result in a decrease in our reported order backlog. In addition, our backlog is at risk to varying degrees to the extent customers request that we extend the delivery schedules and make other modifications under their contracts in our order backlog. Any contract modifications that we negotiate could likely include an extension of delivery dates, and could result in lower pricing or in a reduction in the number of units deliverable under the contract, thereby reducing our order backlog and resulting in lesser (or no) revenue recognized from such contracts. Our order backlog includes contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, it could result in a further reduction of our order backlog. Other customers with contracts, however, may approach us with requests for delays in the future, or may fail to make payments when due, which could further reduce our order backlog. If our order backlog fails to result in revenue in a timely manner, or at all, we could experience a reduction in revenue, profitability and liquidity.

We face competition in each of our business segments, and if our competitors are able to manufacture products that employ newer technologies or are otherwise more widely used than our products, and if we are unable to modify our products to adapt to such future changes, we may be unable to attract or retain customers.

The PV energy and sapphire industries are both highly competitive and continually evolving as participants strive to increase their market share and new entrants strive to capture market share. In addition, the PV energy industry (which includes polysilicon and solar wafer, module and cell manufacturers) also has to compete with the larger conventional electric power industry. The PV energy and sapphire industries are also rapidly evolving and are highly competitive. Particularly with respect to the solar cell industry, new technologies are leading to rapid improvements in cell efficiencies and performance. Technological advances are, we believe, also resulting in lower manufacturing costs for these products. These developments may render existing products and/or product manufacturing equipment sold by our PV energy and sapphire businesses obsolete. We will therefore need to keep pace with technological advances in these industries in order to compete effectively in the future, which may require significant expenditures on research and development or investments in acquisition of other businesses and technologies. For example, our success in the sapphire equipment market depends on our ability to expand into new applications that are based on continued advancement in the design and manufacture of sapphire and LEDs (including sapphire and non-sapphire- based LEDs) and lighting technology by others, as well as the continued demand for sapphire in the LED market (while we believe sapphire is currently one of the preferred substrate materials for certain LED applications in certain markets, the use of silicon substrates and substrates incorporating other materials in LED applications is currently developing).  In addition, we have agreed that we will no longer sell ASF systems for use in generating sapphire in certain select markets (so we will no longer be able to sell sapphire equipment into those certain markets). Our success in the PV market will depend on our success in commercializing our monocrystallization, or HiCz™, technology offering. Our failure to further refine our technologies and/or develop and introduce new solar power and sapphire products could cause our products to become uncompetitive or obsolete, which could adversely affect demand for our products, and our financial condition, results of operations, business and/or prospects. Many of our competitors, in each of our business segments, have, and future competitors may also have, substantially greater financial, technical, manufacturing and other resources than we do. These resources may provide our competitors with an advantage because they can realize economies of scale, synergies and purchase certain raw materials, commodities and key components at lower prices. Current and potential competitors of ours may also have greater brand name recognition, more established distribution networks and larger customer bases, and may be able to devote more resources to the research, development, promotion and sale of their products or to respond more quickly to evolving industry standards and changes in market conditions. In addition, given the ability of other parties to access our equipment, we also face low-cost competitors who may be able to offer similar products at very competitive prices.

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

We may also have very little experience in dealing with these new markets and products. Any failure or any inability to effectively manage and integrate new businesses and technologies could have a material adverse effect on our business, financial condition and results of operations. In addition, and amounts that we invest may not generate any returns for us and we could lose the entire amount of the investment.

Finally, we may not be successful in acquiring any new businesses or technologies, despite our efforts to do so, and there can be no certainty that we will acquire any other companies or technologies that allow us to diversify. If we do not close acquisitions in accordance with our business plan or make successful investments, we may not be able to diversify revenue and our performance will be tied to the polysilicon, PV and sapphire equipment markets (as well as demand for sapphire material from Apple, and if any of these experience difficulties, our business, financial condition and results of operations would be negatively impacted.

We currently depend on a small number of customers in any given fiscal period for a substantial part of our sales and revenue.

In each fiscal period, we depend on a small number of customers for a substantial part of our sales and revenue. For example, in the three months ended September 28, 2013, two customers accounted for 64% of our revenue and in the nine months ended December 31, 2012, three customers accounted for 68% of our revenue. In addition, as of September 28, 2013, we had a $658.3 million order backlog of which $510.4 million was attributable to three customers.  We expect that our success in the sapphire material business, which will be very important to our overall business, will be tied to one customer. The failure of our principal sapphire material customer to place orders for sapphire material or the failure of our major equipment customers to make any payments, the loss of existing orders or lack of new orders in the future, or a change in the product acceptance schedule by such customers could significantly reduce our revenues and have a material adverse effect on our financial condition, results of operations, business and/or prospects. While we have sought to diversify our business and customer base, including a larger sapphire materials operation, we anticipate that our dependence on a limited number of customers will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future, particularly as we face increased competition in each of our business segments, and/or that these customers will experience financial difficulties. Furthermore, due to the cost of our equipment products, our equipment customers are often dependent on the equity capital markets and debt markets to finance their purchases. As a result of on-going turmoil in the capital and debt markets, these customers could experience financial difficulties and become unable to fulfill their contracts with us. There is also a risk that these customers will attempt to impose new or additional requirements on us that reduce the gross margins that we are able to generate through sales to such customers. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

General economic conditions may have an adverse impact on demand for our equipment products and result in charges for excess or obsolete inventory.

Purchasing our equipment products requires significant capital expenditures, and demand for such products is affected by general economic conditions. A downturn in the global construction market has reduced demand for solar panels in new residential and commercial buildings, which in turn reduces demand for our products that are used in the manufacture of PV wafers, cells and modules and polysilicon for the solar power industry (including our DSS units and SDR reactors). In addition, a downturn or lack of growth in the sapphire material market, and the sapphire-based LED and general illumination markets in particular, have resulted in reduced demand for our sapphire material and our ASF systems. Uncertainties about economic conditions, negative financial news, potential defaults by or rating downgrades of debt issued by governmental entities and corporate entities, tighter credit markets and declines in asset values have, in the recent past, caused our customers to postpone or cancel making purchases of capital equipment and materials. We believe that increasing governmental budgetary pressures will likely result in the reduction, or the elimination of, government subsidies and economic incentives for on-grid solar electricity applications. A prolonged downturn in the global economy, combined with decreased governmental incentives for solar power usage, would have a material adverse effect on our business in a number of ways, including decreased demand for our PV and polysilicon equipment products, which would result in lower sales, reduced backlog and contract terminations.

Uncertainty about future economic conditions makes it challenging for us to: forecast demand for our equipment products and our operating results, make business decisions and identify the risks that may affect our business. For example, our equipment inventory balances have increased substantially recently and, during the three month period ended December 31, 2012, we determined that we were unable to deploy certain of our PV inventory and had to take a significant impairment charge.  If our remaining PV inventory, or the inventory we have built up for polysilicon or sapphire equipment, cannot be sold or utilized in our operations and becomes excess or obsolete, we could be required to take another write down or multiple write downs and the amount or amounts may be material. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, including by maintaining appropriate inventory levels, our business, results of operations and financial condition may be materially and adversely affected.

Our success depends on the sale of a limited number of products.

A significant portion of our operating profits has historically been derived from sales of DSS units, SDR reactors, STC converters, hydrochlorination equipment and ASF units, which sales accounted for 68% of our revenue for the three months ended September 28, 2013. There can be no assurance that sales of this equipment will increase beyond, or be maintained at, past levels or that any sales of sapphire materials (or any other future product offering) will offset any decrease in sales of DSS furnaces, ASF systems or SDR reactors (or result in any revenue). Additionally, we have already experienced decreased demand for all of our equipment products, and specifically sales of our STC converters and DSS furnaces are substantially lower than in prior periods due to changes in technology and decreased demand, and further changes in technology will also, we expect, result in a further reduction in demand and decreased average selling prices for our DSS multicrystalline furnace, if we are able to sell any of these DSS furnaces at all. Due to these circumstances, we intend to discontinue any significant additional investments in our DSS product line and will only be selling furnaces that we have in inventory. Factors affecting the level of future sales of our products include factors beyond our control, including, but not limited to, demand for solar products and sapphire material (including sapphire-based LED material and sapphire use in general illumination and in consumer electronics), development and/or use of alternatives to sapphire in LED applications (including in general illumination) and competing product offerings by other equipment manufacturers. We may be unable to diversify our product offerings and thereby increase or maintain our revenue and/or maintain our profits in the event of a decline in ASF systems and SDR reactors sales and to off-set the discontinuation of our DSS product line.

If sales of our PV, polysilicon or sapphire products continue to decline for any reason, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

We depend on a limited number of third party suppliers.

We use certain component parts supplied by either a single or a small number of third party suppliers in our polysilicon, PV and sapphire equipment products and ancillary equipment and in our manufacture of sapphire material, and certain of these components are critical to the manufacture and operation of certain of our products. For example, we use specialist manufacturers to provide vessels and power supplies which are essential to the manufacture and operation of our polysilicon products. In addition, certain of our products consist entirely of parts and components supplied by third party suppliers, and in these instances filling orders depends entirely upon parties over which we exercise little or no control, and if these contractors were unable to supply, or refused to supply, the parts and components, we would be unable to complete orders which would have a negative impact on our reputation and our business.

Our sapphire materials businesses, as well as the customers for our ASF units, also depend on suppliers of raw materials and components that are utilized during the manufacturing process. For example, the supply of qualified meltstock and crucibles used to grow sapphire materials is limited and we expect demand will increase as we sell more ASF units, and as a result, there may be an insufficient availability of these items for our sapphire materials business and sapphire research and development as currently operated or available for the purchasers of our ASF systems, which would prevent us from growing our sapphire equipment and materials business.  This risk is exacerbated as we intend to expand our sapphire materials business and will be requiring significantly more raw materials and components than in the past (and we could face monetary and other penalties under our sapphire material supply agreement if we are unable to deliver sapphire material pursuant to the MDSA).

Similar shortages may arise if and when we commercialize a HiCz equipment offering.

Further, our agreements with raw material and equipment component suppliers are typically short term in nature, which leaves us vulnerable to the risk that our suppliers may change the terms on which they have previously supplied products to us or cease supplying products to us at any time and for any reason.

There is no guarantee that we will maintain relationships with our existing suppliers or develop new relationships with other suppliers. We are also dependent on our suppliers to maintain the quality of the raw materials, components and equipment we use and if the the quality were to be below our standards, our equipments offerings and materials may not function as designed. We may be unable to identify replacement or additional suppliers or qualify their products in a timely manner and on commercially reasonable terms, or at all. Raw materials and component parts supplied by new suppliers may also be less suited to our products than the raw materials and component parts supplied by our existing suppliers. Certain of the component parts used in our products have been developed, made or adapted specifically for us. Such parts are not generally available from other vendors and could be difficult or impossible to obtain elsewhere. As a result, there may be a significant time lag in securing an alternative source of supply. In addition, the inability of our suppliers to support our demand could be indicative of a marketwide scarcity of the materials, which could result in even longer interruptions in our ability to supply our products.

We utilize raw materials in manufacturing our sapphire materials and all of our equipment and the prices for these materials fluctuate significantly and any increases in price or decrease in availability will harm our business.

In the ordinary course of business, we are exposed to market risk from fluctuations in the price of raw materials and commodities necessary in the manufacture of our products, such as graphite, steel, copper, helium and molybdenum. We experience similar commodity risks in connection with the consumable materials utilized in our equipment products, and in certain cases, there is very limited access to these commodities. We may not be able to pass along fluctuations in our Costs of Materials to our equipment customers or material customer customers. The increase in the price of these commodities, due to further limitations of availability or to greater demand, will make our products less attractive and will harm our sapphire material and all of our equipment businesses (and the margins we achieve in connection with the sale of sapphire materials may drop even further or may be negative). If we bring more entrants into the photovoltaic, polysilicon and sapphire equipment markets, these commodity risks increase. Any significant increase in these prices would increase our expenses, decrease demand for our products and hurt our profitability (or prevent us from being profitable). In addition, demand for our products will be negatively impacted if the prices of raw materials that are used to create polysilicon, PV materials and sapphire materials were to increase.

Our failure to obtain sufficient raw materials, commodities, component parts for our equipment (or to generate sapphire material) and/or third party equipment that meet our requirements in a timely manner and on commercially reasonable terms could interrupt or impair our ability to assemble our products, and may adversely impact our goal of expanding our business, as well as result in a loss of market share. Further, such failure may prevent us from delivering our products as required by the terms of our contracts with our customers (including our obligations to deliver sapphire material), and may harm our reputation and result in breach of contract and other claims being brought against us by our customers (including damages we could be required to pay if we fail to timely deliver sapphire material in accordance with specifications). Any changes to our current supply arrangements, whether to the terms of supply from existing suppliers or a change in our suppliers, may also increase our costs in a material amount.

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

The prices for polysilicon, sapphire and PV materials have decreased due, in part, to either excess supply or decreasing demand for these materials. At certain times, these price drops were accompanied by an increase in the costs (or the costs have remained stable) for the consumable materials that are used in our equipment to make polysilicon, sapphire boules and PV ingots and wafers. These two factors, operating in tandem, result in decreased margins for the manufacturers selling polysilicon, sapphire boules and PV ingots and wafers, and, depending on circumstances, could result in negative margins. If this situation were to persist, we would expect that the demand for our polysilicon reactors, ASF units and our PV equipment and sapphire material would drop and may hamper the adoption of any new technologies we introduce (including our proposed HiCz™ equipment offering, which is still currently in development). The on-going global economic uncertainty and tightened credit markets may exacerbate these circumstances.

We may face product liability claims and/or claims in relation to third party equipment.

It is possible that our equipment and materials products could result in property damage and/or personal injury (or death), whether due to product malfunctions, defects, improper use or installation or other causes. We cannot predict whether or not product liability claims will be brought against us or the effect of any resulting negative publicity on our business, which may include loss of existing customers, failure to attract new customers and a decline in sales. The successful assertion of product liability claims against us could result in potentially significant monetary damages being payable by us, and we may not have adequate resources to satisfy any judgment against us. Furthermore, it may be difficult or impossible to determine whether any damage or injury was due to product malfunction, operator error, failure of the product to be operated and maintained in accordance with our specifications or the failure of the facility in which our equipment products are used to comply with the facility specifications provided to our customers or other factors beyond our control.  For example, one of our significant equipment customers experienced chamber leakage involving a number of DSS units in its facilities which we believe was the result of their facility failing to conform to specifications. We nonetheless agreed to replace certain chambers at our cost. Other customers may experience similar issues in the future as a result of product defects, facilities not complying with specifications or other reasons. To date, we have not received any product liability or other claims with respect to these or any other accidents.

In addition, we have provided third party equipment in connection with our equipment product sales (or incorporated third party components into our equipment offerings). There can be no guarantee that such third party equipment will function in accordance with our intended or specified purpose or that the customer’s personnel, in particular those who are inexperienced in the use of the specialized equipment sold by us, will be able to correctly install and operate it, which may result in the return of products and/or claims by the customer against us. In the event of a claim against us due to third party equipment, we may be unable to recover all or any of our loss from the third party equipment or component provider. The bringing of any product liability claims against us, whether ultimately successful or not, could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

Our future success depends on our management team and on our ability to attract and retain key technical employees and to integrate new employees into our management team successfully.

We are dependent on the services of our management team and our technical personnel. Although certain members of our management team are subject to agreements with us, any and all of them may choose to terminate their employment with us on thirty or fewer days’ notice. The loss of any member of the management team could have a material adverse effect on our financial condition, results of operations, business and/or prospects. There is a risk that we will not be able to retain or replace these or other key employees. Integrating new employees into our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and ultimately prove unsuccessful. In addition, we are implementing our succession planning measures for our management, key staff and skilled employees. However, if we fail to successfully implement these succession plans for management and key staff when necessary, our operating results would likely be harmed.

We also depend on our technical personnel to grow our business. Recruiting and retaining capable personnel, particularly those with expertise in the polysilicon, PV and the sapphire industry, is vital to our success. There is substantial competition for qualified technical personnel, and qualified personnel are currently, and for the foreseeable future are likely to remain, a limited resource. Locating candidates with the appropriate qualifications can be costly, time-consuming and difficult. There can be no assurance that we will be able to attract new, or retain existing, technical personnel. We may need to provide higher compensation or increased training to our personnel. If we are unable to attract and retain qualified personnel, or are required to change the terms on which our personnel are employed, our financial condition, results of operations, business and/or prospects may be materially adversely affected.  In addition, we expect that we will need to hire a significant number of employees to operate our expanded sapphire material operations, and, if we are unable to hire sufficient qualified personnel, our sapphire materials business could be harmed and we may be unable to deliver sapphire material as required by our customer which may result in monetary penalties and a breach under our contractual commitments.

New technologies we deploy may not gain market acceptance which could result in decreased cash resources and harm our results of operations.

We have expended significant financial resources and technical expertise in developing new products and services that we expect will improve our product portfolio and result in increased revenues. These investments, however, may not result in increased revenues and may require that we incur expenses that result in decreasing our cash balances. For example, we have already spent approximately $60 million (and may have additional significant capital spending) in connection with our acquisition of Confluence Solar, which we ultimately expect will result in a PV equipment offering, or HiCz™, that is to be designed to produce high efficiency monocrystalline solar ingots, and which is expected to lower PV production costs. In addition, we have purchased certain select assets and intellectual property from a third party related to the Hyperion ion implant technology and have invested significant amounts in our internal research and development efforts for other technologies, including silicon carbide growth technologies.

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

We also rely upon proprietary manufacturing expertise, continuing technological innovation and other know-how or trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality and non-

disclosure agreements with our employees and third parties to protect our intellectual property, such confidentiality and non-disclosure agreements could be breached and are limited, in some instances, in duration and may not provide meaningful protection for the trade secrets or proprietary manufacturing expertise that we hold. We have had in the past and may continue to have certain of our employees terminate their employment with us to work for one of our customers or competitors. Adequate or timely remedies may not be available in the event of misappropriation, unauthorized use or disclosure of our manufacturing expertise, technological innovations and trade secrets. In addition, others may obtain knowledge of our manufacturing expertise, technological innovations and trade secrets through independent development or other legal means and, in such cases, we may not be able to assert any trade secret rights against such a party.

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

We have substantial marketing and distribution operations that take place outside the United States, primarily in China, and much of our historical sales are to customers outside the United States. We also have contracts with customers in Europe and expect to recognize revenue from sales to customers in Asia and Europe in the future. In addition, we have transitioned our global operations center to Hong Kong, further increasing our exposure to the risks of operating in Asia. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States. Risks inherent to maintaining international operations, include, but are not limited to, the following:

•                  trade disputes between the United States and countries where we deliver our products to our customers, as well as trade disputes between countries in which our equipment customers manufacture and those countries in which our customers sell end-products, including their sales of solar wafers, cells and modules, and sapphire materials produced with our furnaces or reactors, which could result in government or trade organization actions that have the effect of increasing the price for our and our customers’ products which would have a corresponding decrease in the demand for our products;

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

We have had significant equipment sales in China. Further, we have significant facilities and operations in China. Accordingly, our financial condition, results of operations, business and/or prospects could be materially adversely affected by economic, political and legal conditions or developments in China.

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

Any factors that result in slower (or decreased) growth in China could result in decreased capital expenditures by solar and sapphire product manufacturers, which in turn could reduce demand for our equipment products. Additionally, China has historically adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in China or otherwise place them at a competitive disadvantage in relation to domestic companies. Any adverse change in economic conditions or government policies in China could have a material adverse effect on our overall growth and therefore have an adverse effect on our financial condition, results of operations, business or prospects.

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

In addition, there may, in particular, be risks and uncertainties in connection with the intellectual property rights and ownership of technology of an acquired company or any assets we may acquire, including (i) the nature, extent and value of the intellectual property and technology assets of an acquired company (or of the acquired assets), (ii) the rights that an acquired company (or company selling assets) has to utilize intellectual property and technology that it claims to have developed or to have licensed, and (iii) actions by third parties against the acquired company (or company selling assets) for intellectual property and technology infringement and the extent of the potential loss relating thereto. Third parties may also be more likely to assert claims against the acquired company (or acquired assets), including claims for breach of intellectual property rights, once the company or assets have been acquired by us.

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

Currently, a portion of our operations are located in Asia and we increased our presence in Asia with our global operations center in Hong Kong. Additionally, a significant portion of our revenue is generated from customers that install our equipment in Asia and many of our suppliers are also located in Asia.  In addition, we expect that we will have a sapphire material manufacturing operation at one location in Arizona. These areas are subject to natural disasters such as earthquakes, floods, drought and hazardous weather conditions. A significant catastrophic event such as earthquakes, floods, war, acts of terrorism or global threats, including, but not limited to, the outbreak of epidemic disease, could disrupt our operations and impair distribution of our products, damage inventory or facilities, interrupt critical functions, cause our suppliers to be unable to meet our demand for parts and equipment, reduce demand for our products, prevent our customers from honoring their contractual obligations to us or otherwise affect our business negatively. Any event that is significantly disruptive to our power supply could impact our ability to meet our supply obligations under our sapphire materials contracts. To the extent that such disruptions or uncertainties result in delays or our inability to fill orders (particularly to meet our obligations to provide sapphire material to our customer that purchases sapphire from our Arizona facility), causes cancellations of customer orders, or results in our inability to manufacture or ship of our products, we may not be excused from performance under our supply agreements and our business, operating results and financial condition could be materially and adversely affected.

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

As of September 28, 2013 our total consolidated indebtedness was approximately $316 million (which amount includes the portion of our 3.0% convertible notes due 2017 allocated to equity of $65 million) and our unrestricted cash was approximately $258 million (the foregoing amounts do not reflect the repayment, on October 30, 2013, of approximately $96 million under our credit facility with Bank of America N.A.). Our level of indebtedness affects our operations in several ways, including the following:

•                  a portion of our cash flows from operating activities must be used to service our indebtedness or our repayment obligations and is not available for other purposes;

•                  we may be at a competitive disadvantage as compared to similar companies that have less debt;

•                  the covenants contained in the agreements governing our outstanding indebtedness and future indebtedness may limit our ability to borrow additional funds, pay dividends and make certain investments and may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry; and

•                  additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may have higher costs and more restrictive covenants, or may not be available to us.

Many of these factors are beyond our control. Factors that will affect our ability to raise cash through an offering of our capital stock, convertible debt or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital. In addition, our failure to comply with the financial and other covenants relating to our indebtedness (or prepayment agreement) could result in a default under that indebtedness (or prepayment agreement) and acceleration of amounts due, which could adversely affect our business, financial condition and results of operations.

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

Our reporting currency is the U.S. dollar and almost all of our equipment contracts are denominated in U.S. dollars. However, greater than 92% of our revenue was generated from sales to customers located outside the United States in the three months ended September 28, 2013, and greater than 98% in the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, and we expect that a large percentage of our future revenue will continue to be derived from sales to customers located outside the United States. Changes in exchange rates between foreign currencies and the U.S. dollar could make our products less attractive to non-U.S. customers and therefore decrease our sales and gross margins. In addition, we incur costs in the local currency of the countries outside the United States in which we operate and as a result are subject to currency translation risk. Exchange rates between a number of foreign currencies and the U.S. dollar have fluctuated significantly over the last few years and future exchange rate fluctuations may occur. Our largest foreign currency exposure is the Euro. In an attempt to mitigate foreign currency fluctuations, we have entered into, from time to time, forward foreign exchange contracts to hedge portions of equipment purchases from vendors located primarily in Europe. Our hedging activities may not be successful in reducing our exposure to foreign exchange rate fluctuations, for example, in the nine months ended December 31, 2012 we were required to take a charge of $0.9 million as a result of certain forward foreign exchange contracts no longer qualifying as cash flow hedges, which may occur again if we delay, cancel or otherwise modify the terms of the equipment purchases that affect the forecasted cash flow transaction being hedged. Future exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our system of internal controls was effective as of December 31, 2012, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we acquire new business and technologies. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies or make significant investments in other companies or enter into joint development (and similar arrangements), our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. In addition, if we reduce a portion of our workforce, as we have done in the past, our ability to adequately maintain our internal controls may be adversely impacted. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Our principal product line of our PV business has been the DSS family of casting furnaces that are used to produce multicrystalline ingots and MonoCast™ ingots. Because of the high level of PV manufacturing overcapacity, we expect very limited investment in additional current generation capital equipment for 2013 and beyond. We will endeavor to sell any DSS furnaces that we have in our inventory, but expect that demand for these will be limited. Our next generation PV equipment offering, our HiCz™ tool, is still under development and is projected to be commercially available in late 2014. Until the HiCz™ equipment tool is released and gains commercial acceptance, we do not expect our PV business segment to make any meaningful contribution to our overall revenues. Since the HiCz equipment offering is still under development, however, the timing of a commercial release and the revenue from sales of the tool, if any, are uncertain. If there is a delay in the release of the HiCz™ tool or it does not gain acceptance among PV manufacturers, our PV segment and our overall business will be materially and adversely effected.

Government subsidies and economic incentives for on-grid solar electricity applications could be reduced or eliminated.

Demand for PV equipment, including on-grid applications, has historically been dependent in part on the availability and size of government subsidies and economic incentives. Currently, the cost of solar electricity exceeds the retail price of electricity in most major markets in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, South Korea, Japan, China and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and/or manufacturers of PV products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives have expired or are due to expire in time, phase out over time, cease upon exhaustion of the allocated funding and/or are subject to cancellation or non-renewal by the applicable authority. The reduction, expiration or elimination of relevant government subsidies or other economic incentives may result in the diminished competitiveness of solar energy relative to conventional and other renewable sources of energy, and adversely affect demand for PV equipment (and polysilicon equipment) or result in increased price competition, all of which could cause our sales and revenue to decline and have a material adverse effect on our financial condition, results of operations, business and/or prospects. Further, any government subsidies and economic incentives could be reduced or eliminated altogether at any time and for any reason. We believe that government subsidies and incentives will be eliminated in the near future. Also, relevant statutes or regulations may be found to be anti-competitive, unconstitutional or may be amended or discontinued for other reasons. Some government subsidies and incentives have been subject to challenge in courts in certain foreign jurisdictions. New proceedings challenging minimum price regulations or other government incentives in other countries in which we conduct our business or in which our customers conduct business, may be initiated, and if successful, could cause a decrease in demand for our polysilicon and PV equipment products.

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

Risks Relating to Our Sapphire Business

We expect that our sapphire material business will constitute a larger component of our business than in the past and if our operations do not meet the demand of our principal sapphire customer our business will be harmed.

Our sapphire material operations will grow due to our supply arrangements with Apple and we expect that sapphire material sales will account for a larger percentage of our revenue than in the past.  If we are unable to timely ramp up our sapphire materials operations in Arizona, we may not be able meet demand, we may not be eligible to receive future advances under the prepayment agreement, and would be subject to penalties (including payment of cash amounts).  We also have no experience operating a manufacturing operation of this scale.  Any failure to ramp up operations, and to maintain those operations, would have a material adverse impact on our business.

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

The process for growing sapphire boules using the ASF system technology requires that the system be supplied with a consistent supply of power during the cycle required to grow a boule. If there are certain types of power interruptions, which we have experienced at our Salem and Merrimack facilities, even for a brief period of time, the sapphire boule being generated by that system will be of inferior quality and we would likely be unable to sell that sapphire material to a customer.  Our Arizona sapphire material facility will have a number of ASF systems operating and the power demand will be significant, in particular, at that location and if the power were not consistent, we may breach our material delivery commitments and the consequences could include accelerated repayment of advances made to us and payment of damages to our customer.  Such power interruptions at our facilities could also delay and impair our research and development efforts with respect to sapphire material and ASF systems. In addition, if customers of our ASF system do not have consistent power supplies, our system would not gain market acceptance because it will not create boules of the quality that may be expected by our customers and we would likely not meet the required contractual criteria necessary to receive the final installment payment.

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

Our certificate of incorporation currently authorizes us to issue up to 500 million shares of common stock, and as of September 28, 2013, we had approximately 124 million shares of common stock outstanding. All of these shares are freely tradable, in the public market under a registration statement or an exemption under the securities laws. Moreover, at September 28, 2013, 10.6 million shares of our common stock were issuable upon the exercise of outstanding vested and unvested options and upon vesting of outstanding restricted stock units.

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

Hedging activity and sales of our common stock related to our 3.00% Convertible Notes, the Convertible Note Hedge and Warrants entered into in connection with the 3.00% Convertible Notes and/or the expectation of distribution of our common stock at maturity of the 3.00% Convertible Notes or the Exercise of the Warrants could depress our stock price.

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

All of the foregoing hedging activity could affect our stock price, including by depressing it. Also, the price of our common stock could be depressed by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to occur involving our common stock by investors in the Notes. Our stock price could become more volatile and could be depressed by investors’ anticipation of the potential distribution into the market of substantial additional amounts of our common stock at the maturity of the the Notes or at the time of exercise of the warrants.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Stock Repurchases.

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the nine months ended September 28, 2013:

				(d)
				Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a)	(b)	as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
	Shares Purchased	Paid per Share	or Programs	or Programs

Month #1 (January 1, 2013 through February 2, 2013)	17,229	$3.26	—	25,000,000
Month #2 (February 3, 2013 through March 2, 2013)	20,321	$2.91	—	—
Month #3 (March 3, 2013 through March 30, 2013)	1,897	$2.72	—	—
Month #4 (March 31, 2013 through May 4, 2013)	3,087	$3.1	—	—
Month #5 (May 5, 2013 through June 1, 2013)	8,671	$4.43	—	—
Month #6 (June 2, 2013 through June 29, 2013)	239,700	$4.23	—	—
Month #7 (June 30, 2013 through August 3, 2013)	—	$—	—	—
Month #8 (August 4, 2013 through August 31, 2013)	4,712	$6.69	—	—
Month #9 (September 1, 2013 through September 28, 2013)	43,910	$6.58	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the nine months ended September 28, 2013; however, our employees surrendered, and we subsequently retired, 339,527 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our 2008 Equity Incentive Plan and 2011 Equity Incentive Plan.

On November 16, 2011, our board of directors authorized a $100 million share repurchase plan.  Of this amount, we repurchased $75 million during the fiscal year ended March 31, 2012.  Under this repurchase plan, we may purchase up to an additional $25 million of our common stock, however the covenants under our credit-facility prohibit any repurchase.

We do not currently intend to pay any cash dividends on our common stock.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

The Company discloses the following pursuant to Item 2.06 of Current Report on Form 8-K;

On November 7, 2013, the Company concluded that it had incurred material charges as follows:

During the three months ended September 28, 2013, the Company recorded $4.0 million of asset impairment expense related to certain long-lived, intangible assets and other assets associated with the Hazelwood facility.  The impairment charges are not expected to result in any future cash expenditures.  Refer to Note 12, Restructuring Charges and Asset Impairments, for further details.

Item 6.  Exhibits

Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith

10.1**	Master Development and Supply Agreement between GTAT Corporation and Apple, Inc. dated as of October 31, 2013

10.2**	Statement of work under Master Development & Supply Agreement, dated as of October 31, 2013

10.3**	Facilities Lease For GT Advanced Equipment Holding LLC, dated October 31,2013

10.4**	Prepayment Agreement between GTAT Corporation and Apple, Inc. dated October 31, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.	X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.	X

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

**                                  Portions of this exhibit have been omitted and filed separately with the commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT ADVANCED TECHNOLOGIES INC.
Thomas Gutierrez

	By:	/s/ Thomas Gutierrez
Date: November 7, 2013		President and Chief Executive Officer
Richard J. Gaynor

	By:	/s/ Richard J. Gaynor
Date: November 7, 2013		Vice President and Chief Financial Officer