Form 10-K
period 2013-12-31
GT Advanced Technologies Inc.
filed 2014-03-11
CIK 1394954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 29, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $507.2 million (based on the closing sales price of the registrant's common stock on June 29, 2013). As of February 24, 2013, 135,339,360 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2014, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

GT ADVANCED TECHNOLOGIES INC.

Form 10-K

Year Ended December 31, 2013

Cautionary Statements Concerning Forward-Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of words such as, but not limited to, "anticipate," "believe," 'continue," "could," "estimate," "prospects," "forecasts," "expect," "intend," "may," "will," "plan," "target," and similar expressions or variations intended to identify forward-looking statements and include statements about our expectations of future periods with respect to, among other things:

  •
  the HiCz equipment offering and annealing equipment offering will be commercially available during 2014;

  •
  the arrangements with Apple will be important to the Company's business as it positions the Company to expand its sapphire materials operations;

  •
  the ability of the Company to recognize the benefits of the arrangements with Apple, including receipt of additional amounts payable under the Prepayment Agreement;

  •
  Company will expand its sapphire material operations (and hire more employees) and such operations will be a significant part of the overall business;

  •
  the facility in Arizona will be larger than the Salem operations when operating at full capacity;

  •
  our facility in Arizona will supply material to Apple;

  •
  the changes that will occur in the Company's sapphire materials and sapphire equipment business due to the arrangements with Apple;

  •
  the benefits of the Company's business model;

  •
  the expected recovery of the solar industry and the benefits as a result thereof for existing and new solar technologies;

  •
  the goals of lowering the cost of producing high quality polysilicon for our customers by providing more efficient plant designs and increasing the throughput and efficiency of each new generation of our SDR reactors;

  •
  the expected impact of tariffs and trade related government actions;

  •
  sales to our equipment customers outside the United States will continue to be a significant portion of total equipment sales over the next several years as we will continue to focus our polysilicon, PV and sapphire equipment sales efforts in Asia and certain other foreign regions;

  •
  intent to support product installations in the future;

  •
  the method of acquisition of materials and parts for operations in Mesa, Arizona;

  •
  delivery dates for products after an order has been placed;

  •
  limited sales of ASF units in the first half of 2014;

  •
  our success in the sapphire material business will depend on Apple;

  •
  a reduction in the availability of funding for new manufacturing facilities and facility expansions in the solar and sapphire industries, or reduction in demand for solar panels or sapphire material has caused, and may continue to cause, a decrease in orders for our products;

  •
  Company expects to terminate purchase commitments for certain inventory (and the impact thereof);

  •
  Company will pursue business acquisitions and investment opportunities in the future (in order to expand and diversify its business and technologies);

  •
  Intended future use of cash by US and foreign subsidiaries;

  •
  Company's focus on PV sales and the expected recovery of the PV market;

  •
  future contingent payment obligations;

  •
  sapphire material operations will require significant capital expenditures;

  •
  the Company's existing cash, customer deposits and prepayment installment proceeds will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other cash requirements for at least the next twelve months;

  •
  impact of accounting pronouncements on results of operations;

  •
  Company's ability to hold investments until maturity;

  •
  Market risk from changes in exchange rates;

  •
  broad applications of the Hyperion product tool;

  •
  intention of the Company to re-invest earnings;

  •
  legal proceedings will not have a material effect on the Company;

  •
  the Company does not expect to pay material amounts under its indemnification obligations;

  •
  Company's intent to settle convertible notes in cash;

  •
  Trade friction will continue to have a negative impact on the PV industry and exacerbates the declining demand that the industry has experienced for PV products;

  •
  there will be limited sales of new DSS systems to PV manufacturers and, to the extent Company make sales, the prices for which we sell DSS equipment will be significantly below those historically have charged to customers;

  •
  the Company will invest in the DSS product line;

  •
  the Company's ability to commercialize products under development;

  •
  products under development will allow the Company to compete more effectively;

  •
  Company will attempt to sell any DSS furnaces in inventory, but expect that demand for may be limited;

  •
  the recovery of the solar industry, may be driven by next-generation technology adoption that is aimed at producing lower cost, higher efficiency monocrystalline wafers and cells;

  •
  Hyperion ion implanter tool could reduce cost of PV manufacturing;

  •
  all information regarding future product releases (including HiCz, Hyperion ion implanted, HUPE and PVD equipment and the performance metrics and benefits of those tools);

  •
  the strategies for all three of the Company's business segments;

  •
  Company intends to continue to develop its ASF system in order to provide enhancements in productivity;

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

  •
  Company expects decreased average selling prices for our DSS multicrystalline furnace;

  •
  HiCz offering will target improved ingot efficiencies compared to that of multicrystalline silicon materials;

  •
  Company expects to recognize revenue from customers in Europe, Middle East and Asia in the future;

  •
  anticipated decrease, and subsequent elimination of, governmental incentives for renewable energy usage (and the reasons therefore), including solar energy and PV installations, and that the loss of these incentives may hamper the growth of the solar industry (and reduce demand for PV equipment);

  •
  Company expects a large percentage of future equipment revenue will continue to be derived from sales to customers outside the U.S.;

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

  •
  Anticipated future capital expenditures in 2014;

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

  •
  likelihood of customers going to other equipment suppliers is increasing;

  •
  we will maintain cash held by foreign subsidiaries outside of the U.S. (and the intended use of these funds);

  •
  total capital expenditures in the twelve month period ending December 31, 2014 (and the uses thereof); and

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

PART I

Item 1.    Business

Our Company

        GT Advanced Technologies Inc. is a diversified technology company producing advanced materials and equipment for the global consumer electronics, power electronics, solar and LED industries. Our products are designed to accelerate the adoption of advanced materials that improve performance and lower the cost of manufacturing. References herein to "we," "us," "our" and "Company" are to GT Advanced Technologies Inc., operating through its subsidiaries.

        GT Advanced Technologies Inc. was originally incorporated as GT Solar International, Inc. in Delaware in September 2006, and in July 2008, we completed our initial public offering. In August 2011, we changed the name of the Company to GT Advanced Technologies Inc., and such change was effected pursuant to Section 253 of the Delaware General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of the Company into the Company. At the same time, we changed our NASDAQ stock ticker symbol to "GTAT".

        References herein to "fiscal 2013" refer to the fiscal year ended December 31, 2013.

Recent Developments and Acquisitions

  Agreements with Apple Inc.

        On October 31, 2013, our wholly-owned subsidiary, GTAT Corporation (or GTAT), and Apple Inc. entered into a Master Development and Supply Agreement and related Statement of Work (or the MDSA), pursuant to which GTAT has agreed to supply sapphire material to Apple. We have granted Apple exclusive rights with respect to the sapphire materials manufactured with the ASF® units operated by GTAT, subject to certain exceptions, and have granted certain intellectual property rights in connection with sapphire growth and related technologies, including rights with respect to new sapphire technologies created by us. While the MDSA specifies our minimum and maximum supply commitments, Apple has no purchase requirements under the terms of the MDSA.

        On the same date, GTAT also entered into a Prepayment Agreement with Apple pursuant to which we are eligible to receive $578 million, which we refer to as the Prepayment Amount, in four separate installments, as payment in advance for the purchase by Apple of sapphire material. The Prepayment Amount must be used by GTAT to purchase components necessary for the manufacture of ASF systems and related equipment principally for use at our Arizona manufacturing facility. We have received the first two installments of the Prepayment Amount. We are required to repay the Prepayment Amount ratably over a five-year period beginning in January 2015, either as an offset to amounts due from Apple for the purchase of sapphire material under the MDSA or as a direct cash payment to Apple.

        For more information regarding the arrangements with Apple, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Agreements with Apple Inc.", Note 3 "Significant Agreements" to our consolidated financial statements included in Part II, Item 8 and Part I, Item 1.A. "Risk Factors", in each case as included elsewhere in this Annual Report on Form 10-K.

  Acquisition of Business of Thermal Technology

        During fiscal 2013, we acquired substantially all of the business of Thermal Technology, LLC, a developer of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that are deployed across multiple industries including, LED, medical devices, oil and gas and automotive. The acquisition of Thermal Technology provides us with certain technologies, including an annealing technology. This acquisition was achieved by the Company acquiring an entity to which certain assets and trade payables of Thermal Technology, LLC had been transferred immediately prior to the acquisition.

Business Segments

        We operate the Company as one business unit comprised of our three business segments: our sapphire business, our polysilicon business and our photovoltaic, or PV, business.

        Our principal products by business segment are:

  Sapphire

  •
  Advanced sapphire crystallization furnaces (ASF ®) which are used to produce sapphire boules. These sapphire boules are used, following certain cutting and polishing processes, to make sapphire wafers, a substrate for manufacturing light emitting diodes (LEDs), as well as sapphire material for a wide range of other industrial and consumer applications including, medical devices, dental, oil and gas, watch crystals, and specialty optical applications such as low absorption optical sapphire for advanced optics and titanium-doped sapphire material for high power lasers.

  •
  Sapphire material manufactured using our ASF systems installed at an Apple-owned facility in Mesa, Arizona which we lease, and at our Salem, Massachusetts facility.

  Polysilicon

  •
  Silicon Deposition Reactors (SDR™) and related equipment used to produce polysilicon, the key raw material used in silicon-based solar wafers and cells.

  •
  Hydrochlorination technology and equipment which is utilized to convert silicon tetrachloride into trichlorosilane (TCS), which is used as seed material in the manufacture of high purity silicon.

  Photovoltaic

  •
  Directional solidification system (DSS™) furnaces and related equipment used to cast multicrystalline and MonoCast™ crystalline silicon ingots. These ingots are used to make photovoltaic (PV) solar wafers and cells.

        We have also recently announced new product releases and are in the process of developing others. These include:

  •
  SiClone™ silicon carbide sublimation furnaces which are used to produce silicon carbide boules. These silicon carbide boules, after certain cutting and processing steps, are used to make silicon carbide wafers, which serve as a substrate for manufacturing power electronics semiconductors for applications such as electric and hybrid vehicles, and power conditioning equipment such as inverters for wind farms, solar arrays and other industrial applications. We commercially introduced the SiClone™ silicon carbide sublimation furnace in July 2013.

  •
  HiCz™ monocrystalline silicon ingot growth systems designed to produce high quality silicon monocrystalline wafers for higher efficiency N-type solar cells. HiCz growth systems produce larger, lower cost monocrystalline ingots with greater yields than traditional CZ systems. We expect to commercially introduce the HiCz™ equipment offering in 2014.

  •
  GT annealing furnace is a high temperature refractory metal furnace used for a variety of industrial purposes, including annealing of advanced materials. Annealing is a process whereby an advanced material is heated to a certain uniform temperature below its melting point and then cooled in a precise manner. Annealing is designed to relieve stresses in the crystal structure making the applicable material harder and more durable for use in end-use applications. We expect to commercially introduce the GT annealing furnace in 2014.

  •
  Hyperion™ ion implant system exfoliates or "lifts" off an ultra-thin, flexible substrate from certain material such as silicon, silicon carbide and sapphire. We believe our Hyperion implant system provides a product platform that addresses our current served markets because the ion implant exfoliation process works across a wide range of materials. While this system is still in development and undergoing testing, we expect the thin substrates exfoliated with this ion implant system will be able to be used for manufacturing solar PV wafers (silicon), power semiconductors (silicon carbide), and for substrates used in other potential applications (including sapphire).

  •
  Hydride Vapor Phase Epitaxy (HVPE) system is expected to produce high-quality Gallium Nitride (GaN) epi layers on substrates used in the manufacture of LEDs. Our HVPE system is expected to lower the cost of producing LEDs by improving the throughput of the Metalorganic Vapor Phase Epitaxy (MOCVD) tool and lowering precursor costs. In 2014, we acquired exclusive rights for a plasma vapor deposition (PVD) process technology which will complement the HVPE system. A product offering that includes both the HVPE and PVD tools is expected to provide LED manufacturers with increased throughput at lower cost to produce GaN templates on patterned or planar wafers.

        Each of the Hyperion™ ion implant system, HiCz™ monocrystalline silicon ingot growth system, GT annealing furnace, HVPE system and PVD system are still in development and are not yet available for commercial sale. The SiClone™ silicon carbide sublimation furnace was commercially introduced in fiscal 2013 but did not account for any revenue during fiscal 2013.

  Business Segments and Geographic Information

        For the twelve month periods ended December 31, 2013, 2012 and 2011: approximately 11%, 7% and 61% of our total revenues were attributable to our PV segment (which was principally related to sales of DSS furnaces); 73%, 63% and 33% of our total revenues were attributable to our polysilicon segment (which was principally related to sales of SDR reactors and TCS technology); and 16%, 30% and 6% of our total revenues were attributable to our sapphire segment (which was principally related to sales of ASF systems). Revenues from Asia (including China and Korea) represented 95%, 98% and 95% of our total revenues for the twelve month periods ended December 31, 2013, 2012 and 2011, respectively. No single country outside of Asia accounted for 10% or more of our revenues in any such year.

        As of December 31, 2013, we had approximately $295.8 million and $64.2 million of long-lived assets (which includes certain intangibles such as goodwill) located in the United States and foreign locations, respectively.

        For more segment and geographic information, including total long-lived assets for each of the last two fiscal years, see our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, including Note 19 thereto.

Our Business Focus

        We have made strategic investments in our product portfolio beginning with our acquisition of Crystal Systems in 2010 and with our product development programs we support through our research and development. These strategic investments and development efforts have established a foundation that has allowed us to diversify our business and expand the industries we serve. We believe this has made us more competitive in our existing markets and allowed us to access new markets.

        We have traditionally been an equipment company serving the solar industry with a leadership position in two areas: (i) equipment and services that enable the production of low-cost, high quality polysilicon and (ii) silicon casting furnaces (principally the DSS furnace) that produce multicrystalline ingots used in the production of solar cells. With the acquisition of Crystal Systems in 2010, we entered the sapphire material and equipment business, with a focus on providing sapphire furnaces for the global LED and certain other industrial markets. Through our acquisition of Confluence Solar in 2011, we were able to expand our technology pipeline to include our HiCz growth technology for making more efficient monocrystalline solar cells. The introduction of our SiClone sublimation furnace in 2013 gives us a product platform for the power electronics market. The acquisition of the Thermal Technology business in 2013 and the purchase of certain assets and intellectual property from Twin Creeks in 2012 gave us access to technology for use in the solar PV, sapphire and power electronics markets. These acquisitions, along with the technology development programs we have underway have broadened our technology base and we believe will allow us to compete more effectively within our core markets as well as new markets.

        As noted above, in 2013, we signed a multi-year supply agreement with Apple to provide sapphire material. We will own and operate ASF furnaces and related equipment to produce the material at an Apple-owned facility in Arizona which we lease. We believe these arrangements are important to our business as it positions us to expand our sapphire material operations.

Our Sapphire Business

        Fiscal 2013 was a transition year for our sapphire business. At the start of the year our sapphire business was based primarily on our ASF sapphire growth furnace which we have successfully marketed and sold to customers serving, we believe, the LED industry and certain other industrial markets. On a limited basis, we produced sapphire material in our Salem, Massachusetts facility and provided this material to customers for final fabrication and assembly into a number of optical and other industrial applications.

Expanding from Equipment Supplier to Sapphire Materials Supplier

        The multi-year supply agreement with Apple to produce and supply sapphire material reflects a shift in focus for our sapphire business segment. The facility that we lease in Arizona is significantly larger than our Salem, Massachusetts production facility in terms of its productivity and throughput, when the Arizona facility is operating at full capacity.

        The agreement with Apple is significant for us because it changes our sapphire business model from being primarily an equipment supplier to also being a sapphire materials supplier, although Apple is under no obligation to purchase any sapphire material under our arrangements. Our sapphire material operations have in the past, however, generated margins that are lower than our sapphire equipment business. As a result of this strategic shift in our sapphire business, we have made several changes to support and streamline our sapphire operations including:

  •
  We have refocused the operations of our Salem, Massachusetts sapphire manufacturing plant to an advanced R&D center for the ongoing development of next generation ASF furnaces to support the new sapphire material plant in Mesa, Arizona.

  •
  A portion of the sapphire manufacturing capacity in our Salem facility is now allocated to producing sapphire material for specific industrial applications. The key markets we are targeting include:

  •
  Low Absorption Optical Sapphire (LAOS)—Low Absorption Optical Sapphire is used in applications where minimal photon absorption is critical. The material is high-purity and is processed in specialized conditions in order to avoid absorption bands. We can optimize our LAOS material to the precise wavelength for the application. LAOS is used for high power laser windows where photon absorption cannot be tolerated.

  •
  Titanium-doped Sapphire (Ti:Sapphire)—Utilizing a proprietary production technique, we produce sapphire boules that are doped with titanium. Titanium-doped sapphire has optical qualities and other performance characteristics that make it useful in applications such as tunable lasers and photonics products. Similar to our LAOS sapphire material, we provide precise finishing and polishing for our Ti:Sapphire material to meet customers' exact application requirements.

        The change in our sapphire business model has changed the way we will develop, pursue and support our ASF equipment business going forward. Since acquiring Crystal Systems in 2010, we have established a strong market position and backlog with our ASF sapphire growth furnaces. We will continue to market and sell this equipment to our current and new customers to support their expansion plans and to customers that will use the ASF equipment for applications not prohibited under the MDSA with Apple. Our ASF customers use our furnaces, we believe, principally to produce high quality sapphire for use in the LED industry and other optical applications. Sales of ASF systems and sapphire material are permitted in the LED and for a range of other applications.

        All of the components and assemblies for our ASF furnaces sold to our customers are manufactured by third parties using our designs. These components are shipped to our Hong Kong consolidation warehouse where they are crated for ultimate shipment to our ASF equipment customers. Our service personnel focus on final assembly, integration and testing of the ASF furnace at the customer site. We also provide engineering and product design, quality control, process engineering and engineering services related to the operation of our ASF furnaces. This model results in a highly flexible cost structure, modest working capital and physical plant requirements and a relatively small number of manufacturing employees.

        In addition to selling ASF units and sapphire material, our sapphire business segment also sells, on a limited basis, services designed to optimize customer production processes as well as train their employees in the use of our equipment. We sell replacement parts and certain consumables used in our ASF equipment units. We typically charge for these services and parts separately from the price of our equipment.

Sapphire Business Competition

        We compete on the basis of technology, reputation, delivery, service (in the equipment sector) and price. We face competition for the sale of our ASF systems from companies offering alternative growth technologies including several suppliers of Kyropoulos-based sapphire growth equipment. We face competition for the sale of our sapphire material from a number of well established companies. These material competitors include Rubicon Technology, Inc., Sapphire Technology Co. Ltd. (Korea), Kyocera International Inc., Saint-Gobain, Gavish Inc., and Monocrystal as well as a number of other sapphire material suppliers. We believe we compete favorably based on the reliability of our technology and the quality of the sapphire our ASF systems produce, our strong service and support capabilities and the cost of ownership of our equipment. Pursuant to the MDSA, we have agreed to provide sapphire material exclusively to Apple, subject to certain exceptions. Apple, however, has no obligation to purchase any sapphire material from us.

Our PV Business

        The focus of our PV business is the development, manufacture and sales of crystallization growth furnaces to produce silicon ingots used in the production of solar wafers and cells. Our principal product line has been the DSS family of casting furnaces that are used to produce multicrystalline ingots and MonoCast ingots, the latter having a higher percentage of monocrystalline material and being, therefore, more efficient. We introduced the first DSS furnace, the DSS™240, in 2003. Since that time we believe we have established a leading market position with our DSS systems for the production of multicrystalline solar wafers. From April 1, 2003 through December 31, 2013, we shipped approximately 3,450 DSS crystallization furnaces. Additionally, we are developing our HiCz(tm) monocrystalline furnace that produces full monocrystalline silicon boules.

        In the fourth quarter of 2013, the photovoltaic market began to exhibit signs of an increase in demand and NPD Solarbuzz, an independent industry analyst firm, has forecasted that increased demand for photovoltaic capital equipment will continue through 2015 (and possibly beyond 2015). As a result we have resumed development efforts of our DSS product line, which was temporarily suspended in 2012 due to limited demand. In addition, we have continued to support our existing DSS customers with their PV equipment.

        Before late-2013, solar wafer production had experienced manufacturing overcapacity resulting in very limited sales of new DSS furnaces in 2012 and 2013. While global PV installations grew year-over-year from 30 gigawatts of installed PV capacity in 2012 to 36 gigawatts in 2013 according to NPD Solarbuzz, demand for DSS furnaces remained very limited.

        As noted above, in late-2012, we suspended significant additional investment in our DSS product line and focused on selling DSS furnaces that we had in inventory at that time. In 2013, we were successful in selling many of the DSS units already in our inventory to several of our customers, but these were sold at prices below the historical prices we had charged for the DSS units, resulting in decreased or negative margins. We also introduced our DSS™850 multicrystalline upgrade, which allows DSS customers to increase the capacity of their current DSS™450 and 650 furnaces to levels of production of greater than 800 kilograms per ingot, thereby helping to lower overall wafer costs.

        The expected recovery of the solar industry may also create an opportunity for next-generation technology adoption that is aimed at producing lower cost, higher efficiency monocrystalline wafers and cells. In an effort to respond to this expected change in the industry, we are developing our HiCz silicon crystal growth equipment. HiCz, or continuous Czochralski (Cz) growth process, produces monocrystalline ingots that are designed to produce more efficient wafers at a lower cost and with higher uniform resistivity than those made from traditional batch Cz ingots.

        We have continued to make progress with the development of our Hyperion ion implant system. The implant process exfoliates or "lifts" a very thin wafer off of a base of certain materials, including silicon, silicon carbide and sapphire. The Hyperion ion implant tool is expected to benefit solar cell production because it virtually eliminates silicon kerf loss thereby eliminating the need to saw wafers from crystalline bricks as is traditionally done in a casting process. We are currently developing this Hyperion equipment offering.

        Our primary PV products include:

  •
  DSS Multicrystalline casting furnaces—Our DSS furnace is a specialized furnace used to melt polysilicon and cast multicrystalline ingots. We currently market our DSS crystallization furnaces under the names DSS450HP and DSS650. Our largest capacity DSS furnace, the DSS850, is capable of producing ingots that weigh greater than 800 kilograms using standard silicon feedstock.

  •
  DSS MonoCast casting furnaces—In January 2012, we commercially introduced our MonoCast™ silicon casting technology that uses the DSS furnace architecture to produce ingots comprised of a high percentage of monocrystalline material. Solar cells produced from MonoCast wafers have been shown to deliver higher efficiencies than cells made from traditional multicrystalline wafers.

        As noted above, we are developing a HiCz, or continuous Czochralski (Cz) growth process, which produces monocrystalline ingots that are designed to produce more efficient wafers at a lower cost and with higher uniform resistivity than those made from traditional batch Cz ingots.

        We continue to sell the DSS furnaces that we hold in inventory and support any new sales of our DSS 850 systems. In addition, we have resumed our investment in our DSS product line to improve and enhance our multicrystalline furnace offerings.

        All of the components and assemblies for our DSS furnaces are manufactured by third parties using our designs. These components are shipped to our Hong Kong consolidation warehouse where they are crated for ultimate shipment to customers. Our service personnel focus on final assembly, integration and testing of the DSS furnace at the customer site. We also provide engineering and product design, quality control, process engineering and engineering services related to the operation of our DSS furnaces. This model results in a highly flexible cost structure, modest working capital and physical plant requirements and a relatively small number of manufacturing employees.

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

        Photovoltaic parts and services—The use of our PV products requires substantial technical know-how and many of our customers rely on us to design and optimize their production processes as well as train their employees in the use of our equipment. We sell replacement parts and consumables used in our DSS furnaces and other PV equipment. We typically charge for these services and parts separately from the price of our equipment.

PV Business Competition

        We compete in the PV industry on the basis of technology, delivery, service (both installation and aftermarket) and price. We principally compete with both well established and new, low-cost equipment manufacturers, primarily located in China, that sell equipment that produce multicrystalline ingots. These competitors include ALD Vacuum Technologies AG, JYT Corporation, Ferrotec Corporation, PVA TePla AG, Centrotherm Elektrische Anlagen GmbH & Co., Jing Gong Technology, Zhejiang Jingsheng Mechanical & Electrical Co., Ltd., as well as a number of other furnace manufacturers. Several of these competitors, such as Centrotherm and Ferrotec, are large integrated manufacturers with significant resources capable of competing for business globally. We believe we compete favorably based on the reliability of our technology, our strong service and support capabilities and the cost of ownership of our equipment.

        In addition, we experience competition from new entrants, many of whom have significant resources and advanced technology, as well as competition from certain companies who formerly purchased materials from our DSS equipment customers and have decided to manufacture their own silicon ingots by means of creating and building their own equipment.

Our Polysilicon Business

        Since 2006 we have supplied polysilicon production equipment and services to many of the world's leading polysilicon manufacturers, including OCI Company, Ltd., Samsung MEMC Polysilicon (SMP), and GCL-Poly Energy Holdings Limited.

        Polysilicon is a purified form of silicon that is a key raw material used to produce photovoltaic and semiconductor wafers. Our polysilicon business offers silicon deposition reactors (SDR™), which utilizes the chemical vapor deposition (CVD) process. In addition, our polysilicon business sells hydrochlorination technology and equipment which is utilized to convert silicon tetrachloride into trichlorosilane (TCS), which is used as seed material in the manufacture of high purity silicon. Hydrochlorination technology is designed to improve the efficiency and lower the costs of polysilicon production. Finally, our polysilicon segment provides engineering services to customers. We sell our polysilicon products and services to existing polysilicon producers and new market entrants.

        As with our PV equipment business, demand for new polysilicon production capacity was very limited in 2013.

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

        Our polysilicon production technology is recognized for its ability to produce quality polysilicon at low cost. Our first commissioned new polysilicon production facility was for OCI Company, Ltd., a South Korean chemical company. We are one of only a small number of companies providing chemical vapor deposition reactors commercially.

        Our primary Polysilicon products are:

  •
  SDR Reactors—We began offering SDR reactors commercially in April 2006 and we are now actively marketing our seventh generation product. Our SDR reactors have consistently demonstrated production at levels equal or greater than their nameplate capacity. We market our SDR reactors under the names SDR300, SDR400, SDR500 and SDR600 and SDR1K.

  •
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

  •
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

        In 2013 China imposed preliminary tariffs on imported polysilicon from the U.S. and Korea, and in January 2014 announced that these tariffs would be permanent for a period of five years. Since we have no U.S.-based polysilicon customers coupled with the fact that the tariffs imposed on polysilicon imported from Korea are minimal, we currently expect these tariffs will have some impact, but limited in extent.

Polysilicon Business Competition

        We compete on the basis of technology, delivery, service (both installation and aftermarket), cost of ownership, price and reputation. We principally compete with equipment manufacturers in the PV market for chemical vapor deposition reactors for the production of polysilicon.

        Our SDR reactor products and other related services face direct competition from a small number of entities in the polysilicon production market. These competitors include MSA Apparatus Construction for Chemical Equipment Ltd, Centrotherm Elektrische Anlagen GmbH & Co., Morimatsu Industry Co. Ltd. and Poly Plant Project, Inc. We also face indirect competition from large, well-established companies that produce polysilicon primarily for the semiconductor and solar industries. These companies have developed polysilicon production technology for their own use which they do not market to third parties. These indirect competitors include Hemlock Semiconductor Corporation, Wacker Chemie AG, MEMC Electronic Materials, Inc. and Renewable Energy Corporation ASA. We believe we compete favorably based on the reliability of our technology, our strong service and support capabilities and the cost of ownership of our equipment.

Photovoltaic, Polysilicon and Sapphire Customers

        We sell our equipment products and services globally to polysilicon producers, solar wafer manufacturers, and sapphire producers. Historically, our customers have included, or are suppliers to, some of the world's leading solar wafer and cell manufacturers, polysilicon manufacturers and LED manufacturers. In any one year, we typically have a small number of customers within our business segments, some of whom represent a significant percentage of our total revenue. However, the number of our customers and their contribution to our revenue typically change from year to year, as different customers replace equipment and undertake projects to add manufacturing capacity or as we add new customers.

        For the twelve-month period ended December 31, 2013, we had three customers, Tokuyama Corporation, Polysilicon Technology Company, and SMP Ltd., that represented greater than 10 percent of our total revenue, which together represented 64% of our total revenue. The following customers comprised 10% or more of our total net revenues for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012:

	Fiscal Year Ended		Nine-Month Period Ended			Fiscal Year Ended
	December 31, 2013		December 31, 2012			March 31, 2012
	Revenue	% of Total	Revenue		% of Total	Revenue		% of Total
	(dollars in thousands)
Tokuyama Corporation	$109,216	37%	$	*	*	$	*	*
Polysilicon Technology Company	45,268	15%		*	*		*	*
SMP Ltd.	34,915	12%		*	*		*	*
OCI Company Ltd (formerly DC Chemical Co. Ltd)	*	*		130,912	34%		223,723	23%
Powertec Energy Corporation	*	*		78,226	21%		*	*
Hanwha Chemical Corporation	*	*		49,055	13%		*	*

        We believe that our sales to our equipment customers outside the United States will continue to be a significant portion of total equipment sales over the next several years as we will continue to focus our polysilicon, PV and sapphire equipment sales efforts in Asia and certain other foreign regions. For more information about our revenue and long-lived assets by geographic region and our revenue, gross profit and assets by segment, please refer to Part II, Item 8, Note 19, Segment and Geographical Information in our Consolidated Financial Statements included elsewhere in this Annual Report on

Form 10-K. For information regarding our backlog please refer to "Order Backlog" later in this Part I, Item 1.

        In 2013, we signed a multi-year supplier agreement with Apple to produce sapphire material. We own and operate ASF® furnaces and related equipment to produce the material at an Apple-owned facility in Arizona. We believe these arrangements will allow us to expand our sapphire material operations when the plant is operating at full production. We have agreed to provide this sapphire material exclusively to Apple, subject to certain exceptions. Apple, however, has no obligation to purchase any sapphire material from us.

Sales, Marketing and Customer Support

        We market our equipment products principally through a direct sales force, and with respect to our equipment products we also utilize regional indirect sales representatives who solicit orders and identify potential sales opportunities in markets where our business is less established. All sales are made directly by us to the customer and our indirect sales representatives are not authorized to enter into sales contracts on our behalf. We market our sapphire materials through a small direct sales force.

Customer support

        Our polysilicon production equipment, DSS crystallization furnaces and ASF equipment units are critical to the operation of our customers' manufacturing operations. Prior to an order being placed, a customer service representative advises the customer with respect to its facilities requirements and undertakes modeling of expected operating costs. Following delivery, our engineers assist with installation and integration of equipment at the customer's facility. After the sale is complete we often provide support services for a fee. If the number of our product installations increases, we will continue to offer our service and support.

Manufacturing and Suppliers

        Our equipment manufacturing model is based upon outsourcing the components used in our DSS furnaces, SDR reactors, TCS equipment and ASF systems. The limited manufacturing we perform focuses on assembly operations and the production of limited proprietary components. Nearly all of the components of our polysilicon products are shipped directly from our qualified vendors to the customer installation site. The majority of components for our DSS furnaces and ASF systems are shipped to our consolidation warehouse in Hong Kong for ultimate shipment to the customer. This equipment production model results, we believe, in a flexible cost structure, modest working capital and physical plant requirements and a relatively small number of manufacturing employees supporting these businesses.

        Our DSS and ASF equipment operation uses a "forecast manufacturing" methodology which attempts to project our raw material needs sufficiently in advance of manufacturing lead times, in an attempt to diminish the threat of spot price volatility and generally minimizing the effect of supply shortages and disruptions. We believe this approach is designed in an effort to reduce product delivery times and increase scalability, however, if customers were to delay delivery of, or cancel orders for, DSS and ASF equipment, which has been the case from time-to-time, then the benefits of our "forecast manufacturing" would be limited. Delays and cancellations with respect to our DSS equipment has negatively impacted our PV business segment and in 2013 we were required to write down certain of our DSS assets that we purchased but did not expect to sell.

        Our polysilicon operations procure materials when customer orders are received.

        We purchase a range of materials and components for use in our equipment products from other manufacturers. Many component parts purchased by us are made to our specifications and under confidentiality arrangements. Purchased components represented approximately 85%, 83%, and 87% of cost of goods sold in the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012, and fiscal year ended March 31, 2012, respectively. We attempt to secure multiple suppliers of our components to reduce our concentration risk and ensure adequate supply, but, in some cases, components and parts are obtained from a single vendor. In addition, we do not use any single supplier to produce all of the components for any single product in order to reduce the risk that a supplier could replicate our products. In many cases, but not all, we believe that these materials and components are available from multiple sources and that we are not dependent on any single supplier. We have well established relationships with various domestic and foreign suppliers of the components used in our equipment products. We generally are required to make a series of pre-payments to these vendors, which we fund from our working capital.

        We manufacture sapphire material at our production plant in Salem, Massachusetts for select market applications including LAOS and Ti:Sapphire (as described above under "—Our Sapphire Business"). This facility is also utilized by us as an R&D center for development of our ASF furnace and other advanced sapphire manufacturing processes. We are in the process of ramping up our operations in Arizona which will be used to supply sapphire material to Apple under the MDSA. We expect that this operation will be larger in scope than our operations in Salem and, since we are required to have minimum supply obligations to Apple (and they will not have minimum purchase obligations of sapphire material from us), we expect that the method of acquisition of production materials will be different than our equipment businesses and may require significant expenditures for consumable materials and certain equipment prior to receiving orders for purchase of the sapphire material.

Research, Development and Engineering

        Our research and development activities are focused on advancing, developing and improving technologies for the markets we serve. Our research and development efforts are currently focusing on developing our HiCz equipment offering, our Hyperion ion implantation equipment, our GT annealing equipment and related applications, improving our DSS, ASF and polysilicon equipment offerings, as well as developing new equipment offerings, such as silicon carbide growth equipment. In addition, our research and development efforts are directed towards developing HVPE and PVD systems.

        We also have cooperative research and development agreements with certain universities, customers, suppliers and other third parties. We also license certain technology from other parties, including our PVD technology, and we are jointly developing our HVPE tool. Our research and development expense was $83.0 million for the fiscal year ended December 31, 2013, $55.4 million in the nine-month period ended December 31, 2012 and $49.9 million in the fiscal year ended March 31, 2012.

Intellectual Property

        We believe that our competitive position depends, in part, on our ability to protect our intellectual property resulting from our research, development, engineering, manufacturing, marketing, technical and customer service activities and the intellectual property obtained in connection with acquisitions. Under our intellectual property strategy we protect our proprietary technology through a combination of patents, trademarks, copyrights, know-how and trade secrets, as well as employee and third party confidentiality and assignment of rights agreements. We focus on developing, identifying and protecting our technology and resulting intellectual property in a manner that supports our overall business and technology objectives. Although we rely on intellectual property that is primarily developed in-house, we also enter into patent and/or technology licenses with other parties when we believe such licenses would advance or complement our products and technology or would otherwise be in our best interest.

        One of the principal means of protecting our proprietary technology, including technical processes and equipment designs, is through trade secret protection and confidentiality agreements. Our personnel, including our research and development personnel, enter into confidentiality agreements and non-competition agreements with us. These agreements further address intellectual property protection issues and require our employees to assign to us, among other things, all of the inventions, designs and technologies they develop during the course of their employment with us. We also generally require our customers and business partners to enter into confidentiality agreements before we disclose any confidential or commercially sensitive aspects of our technology or business plans. These agreements, however, may be difficult to enforce in certain jurisdictions and, therefore, may be of limited value in protecting our intellectual property or sensitive information.

        We seek patent protection in various countries when it is consistent with our strategy and the protection afforded justifies the required disclosure costs associated with the filing. We own, or have applied for, various patents and patent applications in the United States and other countries relating to our products, product uses and manufacturing processes. The patents and patent applications vary in scope and duration. As of January 24, 2014, we owned more than 70 issued patents in the PV, semiconductor, polysilicon, sapphire, and ion implantation fields in the United States and foreign countries, which will expire at various times between 2014 and 2033. Although the products made, sold or used under our patents or technology licenses are important to us, we believe at this time that our business as a whole is not materially dependent on any particular patent or technology license, or on the licensing of our patents or technology to third parties, other than our customers.

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

Order Backlog

        Our order backlog primarily consists of amounts due under written contractual commitments and signed purchase orders for PV, polysilicon and sapphire equipment not yet shipped to customers and deferred revenue (which represents amounts for equipment that has been shipped to customers but not yet recognized as revenue). Contracts in our order backlog for PV, polysilicon and sapphire equipment generally require the customer to either post a standby letter of credit in our favor and/or make advance payment prior to shipment of equipment.

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

        If a customer fails to perform its outstanding contractual obligations on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our equipment contracts generally do not contain cancellation provisions and in the event of a customer breach, the equipment customer may be liable for contractual damages. Beginning with the three-month period ended December 31, 2012, we undertook a process of identifying contracts in our order backlog that have not been terminated or modified but for which we expect that customers will not fulfill their obligations under the respective contacts. Consistent with this recently adopted approach such contracts were removed from our order backlog. During the fiscal year ended December 31, 2013, we terminated, modified or removed contracts from our order backlog resulting in a $415.6 million reduction (96% of the reduction was attributable to four contracts, of which $33.1 million related to contracts that have not been legally terminated or modified). During the nine-month period ended December 31, 2012, we terminated, modified or removed contracts resulting in a $220.5 million reduction in our order backlog (81% of the reduction was from six contracts). During the fiscal year ended December 31, 2013, we recorded revenues of $19.3 million from terminated contracts and during the nine-month period ended December 31, 2012 we recorded revenues of $8.5 million from terminated contracts.

        Although we have a reasonable expectation that most of our customers will substantially perform on their contractual obligations, we attempt to monitor those contracts that we believe to be at risk. Due to recent industry market conditions, as noted above, we have removed certain amounts from our order backlog that are attributable to contracts that we do not believe our customers will fulfill (but which have not been formally terminated or modified).

        We conduct negotiations with certain customers who have requested that we extend their delivery schedules or make other contract modifications, or who have not provided letters of credit or made payments in accordance with the terms of their contracts. We engage in a certain level of these negotiations in the ordinary course. We monitor the effect, if any, that these negotiations may have on our future revenue recognition. If we cannot come to an agreement with these customers, or if we believe our equipment customers cannot or will not perform their obligations, our order backlog could be reduced. Other customers with contracts in our order backlog that are not currently under negotiation, or that we do not consider to be at risk, may approach us with similar requests in the future, or may fail to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, our order backlog could be further reduced. If we do come to an agreement with customers on extending delivery schedules, the timing of expected revenue recognition could be pushed into periods later than we had anticipated.

        The table below sets forth our order backlog as of December 31, 2013 and December 31, 2012 by business segment:

	December 31, 2013		December 31, 2012
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$11	2%	$4	1%
Polysilicon business	299	50%	529	42%
Sapphire business	292	48%	716	57%

Total	$602	100%	$1,249	100%

        Our order backlog attributable to our PV, polysilicon and sapphire businesses as of December 31, 2013, included deferred revenue of $62.7 million, of which $0.8 million related to our PV business, $54.9 million related to our polysilicon business and $7.0 million related to our sapphire business. Cash received in deposits related to our order backlog where deliveries have not yet occurred was $92.6 million as of December 31, 2013.

        As of December 31, 2013, our order backlog consisted of contracts with 10 PV customers, contracts with 13 polysilicon customers, and contracts with 19 sapphire equipment customers. Our order backlog as of December 31, 2013, included $261.3 million and $143.7 million attributed to two different customers, each of which individually represents 43% and 24%, respectively, of our order backlog.

        Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement that the management team uses in assessing the business and operations. Our methodology for determining backlog may not be comparable to the methodologies used by other companies. Additionally, we adjusted our methodology for determining backlog and expect that future presentation of backlog will exclude sapphire material backlog. Furthermore, backlog is difficult to determine with certainty and requires estimates and judgments to be made by management and it should not be relied upon as an indication of future performance.

Employees

        As of December 31, 2013, we employed 541 full-time employee equivalents and contract personnel, consisting of 192 engineering and research and development employees; 45 customer service representatives; 7 executives; 38 sales and marketing employees; 128 finance, general and administrative employees; 116 manufacturing staff; and 15 information technology employees.

        As of December 31, 2013, 185 employees were located at our Merrimack and Nashua, New Hampshire facilities, 76 employees were located at our Salem, Massachusetts facility, 19 employees were located at our Danvers, Massachusetts facility, 43 employees were located at our Missoula, Montana facility, 11 employees were located at our San Jose, California facility, 35 employees were located in our Mesa, Arizona facility, 60 employees were located in our Santa Rosa, California facility, 33 employees were located at our Hong Kong facility, 9 employees were located at our Taiwan facility, and 70 employees were located at our Shanghai facility. None of our employees are currently represented by labor unions or covered by a collective bargaining agreement. We believe that relations with our employees are satisfactory. Since December 31, 2013, we have continued to hire employees at our Mesa, Arizona facility and expect to continue hiring as operations at this facility increase.

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

Available Information

        Our internet website address is http://www.gtat.com. Through our website, we make available, free of charge, our annual or transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such materials are electronically filed, or furnished to, the Securities and Exchange Commission, or the SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website, or information that may be accessed through links on our website, is not part of this or any other report we file with or furnish to the SEC.

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

Risks Related to Our Business

Producing sapphire material is expected to constitute an increasing portion of our operations, and if we are unable to successfully transition our business and establish our sapphire material operations our business will be harmed.

        Pursuant to a contract we entered into on October 31, 2013 with Apple, we have agreed to supply sapphire materials. Historically, we have been a provider of crystal growth equipment, with very limited operations supplying sapphire material produced at our Salem, Massachusetts facility. Pursuant to the supply arrangement with Apple, we have agreed to commit significant resources to the growth of our sapphire material operations and have undertaken material obligations related thereto. We expect that the sapphire material-producing operations at our Arizona facility, which is still under development, will, if successful, constitute a significant part of our overall business. We have very limited experience operating a material manufacturing operation of this scale, and if we are unable to timely establish and maintain operations of the scale contemplated, our business and results of operations would be significantly impacted and we may be unable to perform some or all of the obligations we have undertaken as part of our agreement with Apple. Among the risks we face are: (i) hiring and maintaining a workforce necessary to operate the facility, (ii) the facility consistently complying with the specifications necessary to operate the ASF systems and that these specifications will be consistently adhered to, including adequate supply of power and water (some of which are beyond our control) and (iii) ensuring that the consumable components and parts necessary to generate sapphire materials and operate and maintain the ASF systems are available in time and quantity from our suppliers necessary to meet our expected delivery schedules.

        In addition, we must supply sapphire material that meets agreed upon specifications by agreed upon deadlines and we must have available an adequate supply for expected, although not committed, demand. If we are unable to comply with each of these requirements, we will be subject to significant warranty claims and/or liquidated damages. We may also be subject to substantial liquidated damages for other violations, including breaching certain confidentiality obligations or the inability to replace certain key employees. We may be unable to make these liquidated damage payments or satisfy our warranty obligations and any such failure will have material adverse consequences for our business and results of operations.

        Through the first half of 2014, we expect that we will sell a very limited number of ASF units to our customers. For this reason, we expect to convert very limited amounts in our sapphire equipment backlog into revenue during this period.

Apple has no minimum purchase obligation and if Apple does not purchase sufficient quantities of sapphire material, our revenues will suffer and we may be unable to meet our obligations to repay advances that were provided to us.

        We have granted certain exclusivity rights to Apple with respect to the sapphire material manufactured with our ASF systems. Therefore, our sapphire material business will depend, to a large extent, on purchases of sapphire material by Apple. Although we have significant minimum supply obligations, Apple has no purchase obligations nor is Apple subject to any requirement to purchase sapphire materials only from us under our arrangements and if Apple purchases no sapphire material, or limited sapphire material, our anticipated sapphire business revenues would be materially and adversely affected.

        Apple has committed to make a $578 million prepayment, or the Prepayment Amount, to us in four installments, if conditions are met. We have received the first two installments. We must repay the

Prepayment Amount ratably over a five year period beginning in January 2015, either as a credit against Apple purchases of sapphire material or as a direct cash payment to Apple. Without significant sapphire revenue from Apple, we would still be required to repay in cash (on a quarterly basis) significant amounts of the Prepayment Amount beginning in 2015, which would limit our ability to invest in or operate other portions of our business, including our equipment operations, or to repay indebtedness at the time of maturity of such indebtedness. In addition, these repayments may exhaust all of our cash and, if we are unable to make a payment when due (or fail to meet our supply obligations), we will be in default and Apple will have the right to acquire control and possession of the ASF systems and/or our subsidiary (GT Advanced Equipment Holding LLC) that owns these systems (and to be paid in cash for any deficiency). The prepayment installments from Apple may also be cancelled prior to payment, or repayment accelerated, under certain circumstances, including if the ASF systems do not generate sapphire material to specification prior to an agreed upon date or we are unable to comply with certain financial requirements. Finally, if the repayment of the Prepayment Amount were to be accelerated, it would likely produce a cross-default under our 3.00% Convertible Senior Notes due in 2017, or the 2017 notes, and our 3.00% Convertible Notes due in 2020, or the 2020 notes (correspondingly, an acceleration of the 2017 notes and 2020 notes would likely produce a cross-default under the Prepayment Agreement), and we may not have sufficient resources at such time to satisfy these obligations.

        Even if Apple does purchase adequate amounts of sapphire material, the margins related to this business (even when operating at expected capacity) will be lower than those of our equipment business. If we do not operate our facility at or near capacity or we are unable to manage certain expenses with respect to these sapphire material operations, we may have negative margins and our ability to meet our delivery and/or payment obligations under the arrangements with Apple would be significantly impacted, which would have a negative impact on our business and may impair our ability to operate our business and satisfy our obligations to Apple and others (including holders of our 2017 and 2020 convertible notes).

We have granted Apple certain exclusivity rights with respect to our sapphire growth technologies; such rights include an agreement that we will not sell our ASF systems to customers that generate sapphire material for use in certain products, and if our ASF customers were to generate sapphire for use in those restricted applications we could be subject to significant penalties which would harm our business.

        In connection with our agreements to supply sapphire material to Apple, we also agreed that we would not directly or indirectly provide sapphire material, sell ASF systems to customers that would generate sapphire material, or provide licenses or services pertaining to our sapphire technology or related intellectual property to any company other than Apple in each case for use in certain applications, including consumer electronics (subject to certain exceptions). If we were to breach this provision, or our ASF customers were to produce sapphire for these restricted applications, we would be subject to penalties under our agreement with Apple, including significant monetary penalties. While we intend that all of our future ASF equipment contracts will place restrictions on the use of the ASF-generated material, there is no guarantee that our customers will honor this restriction or that, if they were to breach such contractual provision, that we would be able to collect (and we expect that we would be very unlikely to collect) sufficient amounts to off-set the monetary damages that we would owe Apple. Any violation of this exclusivity provision by us or by our customers, over which we will exercise no control, would have a material impact on our business and if we were required to pay damages to Apple, the amounts would likely be material and require significant amounts of our cash. Our future sales of ASF systems may also be limited due to these exclusivity requirements.

We have granted certain intellectual property rights with respect to our sapphire growth technology to Apple, and Apple may be able to acquire additional rights in the future under certain circumstances, and Apple may be able to transfer this intellectual property to others, including our competitors.

        We have granted Apple certain intellectual property rights pertaining to our sapphire growth technology, including rights with respect to certain existing and future developments. Under certain circumstances, Apple would have the ability to use our technology to generate sapphire material for its use, or to engage one or more third parties to manufacture sapphire for Apple using our technology. If Apple were to exercise its right to use our sapphire growth technology (or grant that right to a third party), our business would be harmed, and we may be unable to meet our obligations under the Prepayment Agreement through the delivery of sapphire material to Apple. In addition, if a third party were to receive a license to our technology it may replace us as a supplier of sapphire material to Apple. Any of the foregoing would significantly harm our business and results of operations.

We expect to build inventory of sapphire material and if it is not purchased by Apple, our business could be harmed and we may be required to take a charge for this inventory.

        We are required to maintain significant inventory of sapphire material under our agreements with Apple, although Apple has no commitment or obligation to purchase any sapphire material from us. If Apple does not purchase sapphire materials in the amounts we expect, it would have a material adverse effect on our cash flows, results of operations and financial condition. In addition, due to certain restrictions in our supply agreement on the sale of sapphire material, we may not be able to sell that material to other parties, which would result in increases in our inventory that we cannot otherwise sell and would have a negative impact on our margins and our operations and may require that we take a charge for that inventory if it becomes excess or obsolete.

If our sapphire equipment and material do not achieve market acceptance, prospects for our sapphire business will be limited.

        The customers to whom we sell ASF equipment systems are, we believe, largely manufacturing for the LED industry and, in more limited cases, other industrial markets. Potential customers for sapphire equipment and sapphire-based LED materials manufactured with the ASF system may be reluctant to adopt these offerings as an alternative to existing sapphire materials and lighting technology or sapphire manufacturing processes. In addition, many of the customers who purchase our equipment, we believe, will utilize the material for LED lighting. However, LED lighting is currently more expensive than traditional lighting and if the price of sapphire-based LED does not decrease in the near future, our customers may not have a market in the near term for the material they produce with our ASF systems, which would reduce the demand for our ASF systems.

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

        In addition, the price of sapphire-based LED material has recently experienced a marked drop due, in part, to the readily available supply of such material. If the price of LED material, which is driven, in large part due to the supply that is generally available, drops, we would expect that our equipment business would be negatively impacted.

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

        The process for growing sapphire boules using the ASF system technology requires that the system be supplied with a consistent supply of power during the cycle required to grow a boule. If there are power interruptions, which we have experienced at our Salem and Merrimack facilities, even for a brief period of time, the sapphire boule being generated by that system will be of inferior quality and we would likely be unable to sell that sapphire material to a customer. Our Arizona sapphire material facility will have a number of ASF systems operating and the power demand will be significant, in particular, at that location and if the power is not consistent, we may breach our material delivery commitments and the consequences could include accelerated repayment of prepayment advances made to us and payment of damages to Apple. Such power interruptions at our facilities could also delay and impair our research and development efforts with respect to sapphire material and ASF systems. In addition, if customers of our ASF system do not have consistent power supplies, our system would not gain market acceptance because it will not create boules of the quality that may be expected by our customers and we would likely not meet the required contractual criteria necessary to receive the final installment payment for ASF systems from an equipment customer.

Production and sale of sapphire growth systems for producing materials is a new industry and we have limited operating history, which makes it difficult to evaluate the business prospects for this business segment.

        Because of our limited operating history in the sapphire industry it is difficult to evaluate our business and prospects. While we have gained contractual acceptances on our ASF systems, our sapphire equipment business presents the difficulties frequently encountered by those businesses that are in the early stage of development, coupled with the risks and uncertainties encountered in new and evolving markets such as the market for sapphire growth technology. We may not be able to successfully address these challenges. If we fail to do so, we may incur losses and our business would be negatively impacted.

        While we have commissioned ASF systems at customer sites, our customers generally lack experience in operating the ASF systems. Our sapphire furnaces require a skilled and trained employee base to properly operate and efficiently maintain the systems. While we offer training in connection with the sale of ASF systems, at certain customer sites, we have discovered that those customers have not yet hired the personnel or instituted the operations procedures necessary to properly run the ASF system they purchased. As a result of these factors, we believe that certain ASF systems have generated sapphire material that is not salable. Additionally, even in those cases where the sapphire boule met specification criteria, the boule has not always been properly oriented by the customer and some or all of the value of the sapphire boule was lost as it was sliced and cored. If our customers do not have the manufacturing expertise to operate the ASF systems and orient and cut the sapphire boules, they may be delayed in ramping up their operations and sapphire manufacturing operations, and the ASF systems may not gain wider market acceptance, all of which would harm our reputation and the results of our sapphire business segment.

We have identified a material weakness in accounting for income taxes in our internal control over financial reporting, which, if not remedied effectively, could have a further adverse effect on our share price.

        Management, through documentation, testing and assessment of our internal control over financial reporting has concluded that our internal control over financial reporting had a material weakness in accounting for income taxes as of December 31, 2013. See Item 9A—Controls and Procedures elsewhere in this Annual Report on Form 10-K. If we are unable to effectively remediate this material weakness in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a further adverse effect on our share price.

        In future periods, if the testing and assessment of our internal controls reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, or if we continue to experience material weaknesses in our internal control over financial reporting for accounting for income taxes, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price and potentially subject us to potentially costly litigation and governmental inquiries and investigations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

        We have assessed and tested our system of internal controls. We concluded our system of internal controls over financial reporting was not effective as of December 31, 2013. We will need to undertake remediation efforts and will need to strengthen our processes and systems and adapt them to changes as our business evolves (including with respect to our materials operations in Mesa, Arizona) and we acquire new business and technologies. This continuous process of maintaining and adapting our internal controls is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will, in the future, provide adequate control over our financial processes and reporting. Furthermore, as our business changes (including due to our sapphire material operations) and if we expand through acquisitions of other companies or make significant investments in other companies or enter into joint development (and similar arrangements), our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. In addition, if we reduce a portion of our workforce, as we have done in the past, our ability to adequately maintain our internal controls may be adversely impacted. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

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

        Our equipment sales are principally to customers that manufacture polysilicon (which is a key component for making solar wafers and cells), silicon ingots (which are, through various cutting and finishing processes, used for making solar cells, modules and wafers) and sapphire boules (which are, through various cutting and finishing processes, used for making, among other things, LED wafers). Each of the polysilicon, solar wafer, modules and cell and LED wafer markets have experienced significant oversupply and/or significant decreased demand. For example, our PV business experienced a 36% decrease in revenue for the fiscal year ended December 31, 2013 as compared to the same period in the prior year (although there are some market indicators suggesting that the PV market may be experiencing early signs of recovery). The consequence of this oversupply and decreased demand has been that those who sell into these markets (many of whom are customers for our equipment) are either required to sell at very low prices (including sometimes selling at a loss) or are unable to sell at all. Many customers have experienced large inventories of the polysilicon sapphire and multicrystalline silicon ingots generated with our equipment. As a consequence of these conditions, demand for all of our equipment, particularly our polysilicon reactors, DSS furnaces and ASF units, has dropped significantly. We have in the past recorded significant de-bookings for our PV, polysilicon and sapphire equipment. In the future, we may continue to have material amounts of contract de-bookings. This has had an adverse impact on our business and will continue to have such an effect, including requiring that we sell products at prices below what we usually charge or resulting in the absence of any meaningful new sales.

        In addition, certain customers have requested that we delay delivery of equipment or reduce the number of equipment units they are required to purchase under existing contracts (and we expect that we may receive similar requests in the future). If the existing inventories of polysilicon, solar modules cells/wafers and LED/sapphire materials are not reduced in the near future or if demand does not increase, as a result of new solar or sapphire technologies that increase demand for end-products incorporating polysilicon, solar cells or sapphire material or due to other reasons, we expect that our business and results of operations will be significantly and materially impacted.

We depend on a small number of customers in any given fiscal period for a substantial part of our sales and revenue.

        In each fiscal period, we depend on a small number of customers for a substantial part of our sales and revenue. We expect that our success in the sapphire material business, which will be very important to our overall business, will be tied to Apple. The failure of Apple to place orders for sapphire material, the failure of our other major customers to place orders or to make payments for equipment, the loss of existing orders or lack of new orders in the future, or a change in product acceptance schedules could significantly reduce our revenues and have a material adverse effect on our financial condition, results of operations, business and/or prospects. While we have sought to diversify our business and customer base, including a larger sapphire materials operation, we anticipate that our dependence on a limited number of customers will continue for the foreseeable future.

        There is a risk that existing customers will elect not to do business with us in the future, particularly as we face increased competition in each of our business segments, and/or that our equipment customers will experience financial difficulties. Furthermore, due to the cost of our equipment products, our equipment customers are often dependent on the equity capital markets and debt markets to finance their purchases. As a result of on-going turmoil in the capital and debt markets, these equipment customers could experience financial difficulties and become unable to fulfill their contracts with us. There is also a risk that these customers will attempt to impose new or additional requirements on us that reduce the gross margins that we are able to generate through sales to such customers. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

Our Photovoltaic business segment has historically depended upon the Directional Solidification System (DSS) furnace for its revenue and there may be limited demand for DSS equipment in 2014. Additionally, our newest photovoltaic equipment platform is in development and expect will take additional time before it gains market acceptance.

        The global solar industry has experienced a significant downturn that negatively impacted the growth of the industry and the profitability of PV producers and the companies who supply the equipment and materials used in the production of PV products such as wafers, cells and modules. The PV industry began to show some indication that demand was increasing in the final quarter of 2013.

        The principal product line of our PV business has been the DSS family of casting furnaces that are used to produce multicrystalline ingots and MonoCast™ ingots.

        Because of the high level of PV manufacturing overcapacity, in 2012, we suspended any significant additional investments in our DSS product line and focused on selling DSS furnaces that we had in inventory at that time. In 2013, we sold many of the DSS units in our inventory to several of our customers. Over the past few months, the photovoltaic market began to exhibit signs of a recovery. As a result we have resumed development efforts of our DSS product line. We are unable to determine if and when there will be demand for any existing DSS products or new DSS product releases.

        We are developing our next generation PV equipment offering, the HICz tool. HiCz, or continuous Czochralski (Cz) growth process, produces monocrystalline ingots that are designed to produce more efficient wafers at a lower cost and with higher uniform resistivity than those made from traditional batch Cz ingots. Our HiCz tool may not gain market-wide acceptance.

        Therefore, while the PV market does show indications of improvement and while we have resumed investment in our DSS platform and continue to develop our HICz tool, there may be limited demand for our PV products in the short term. If our HiCz tool does not gain market acceptance, our PV business segment could experience more prolonged periods without contributing any meaningful revenue to the business.

        In addition, with the idling of our facility in Hazelwood, Missouri in 2013, we will no longer sell HiCz material generated by our HiCz™ tools and, while the revenue from the sale of this material was minimal, we no longer expect to have this as a source of revenue in the future.

Impairment charges negatively impacted our financial results in recent fiscal periods and additional charges, of comparable or greater magnitude, may be required in the future as a result of the prolonged downturn in the markets we serve.

        We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. generally accepted accounting principles. These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the markets we serve. Deterioration in general economic conditions may result in, among other things: declining revenue which can lead to excess capacity and declining operating cash flow; reductions in management's estimates for future revenue and operating cash flow growth. All of these factors negatively impacted our PV business during the quarter ended December 31, 2012 and, as a result, we recorded a goodwill impairment charge of $57.0 million, an intangible asset charge of $0.5 million, asset impairments of $29.3 million, inventory write downs of $60.2 million and vendor advance impairments of $8.4 million. More recently, during the twelve months ended December 31, 2013, we recorded $1.9 million of additional charges related to the Hazelwood facility's lease exit costs, $0.6 million of other contract termination costs related to this facility and $4.0 million of impairment charges related to the fair value of the HiCz fixed assets. If the PV market were to continue to deteriorate or our PV products, including our HiCz™ tool, were to not generate significant sales in the future, we could be required to take further charges and they may be material.

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

        The Chinese economy has experienced decreased growth. Since Chinese companies, including solar and LED producers, ship their products to Europe, the decreased growth experienced in China is due, in part we believe, to the adverse economic situation in Europe. The negative impact of this reduced rate of growth is compounded by the fact that the solar industry, including solar wafer, module and cell manufacturers and polysilicon manufacturers, have confronted markets that are either experiencing decreased demand or are generating more capacity than the industry requires, particularly in 2013. These market conditions are making it difficult for these companies to generate adequate returns and many such companies are not making any capital investments in their operations, which results in much lower demand for our equipment products. For several years, Chinese solar manufacturers relied on, we believe, easily available credit and companies were increasing rates of investment in capital equipment. These companies utilized these financial resources to build up their manufacturing capacity. We believe that Chinese companies have incurred some of the highest levels of debt in the solar industry. Now, however, in many cases, lenders to Chinese solar companies, in particular, are no longer extending credit on favorable terms, or at all. Some of this debt is maturing and certain of these companies are unlikely to be able to make payments when due. As a result, we expect that the demand for our equipment products will continue to remain limited for the short-term amongst our Chinese customer base (which are among our largest equipment customers). Also, it may be the case that customers with orders in our backlog are unable to accept delivery of our equipment or may re-negotiate terms, including requests for reduced prices, delayed delivery and decreases in the number of units shipped. Any of the foregoing would have a negative impact on our business and results of operations. These circumstances are making competition among equipment suppliers to sell to a limited number of purchasers very challenging. As competition increases, it may be the case that our competitors engage in business practices that we will not engage in (or are legally prohibited from engaging in) in order to gain business, including providing incentives or benefits that are prohibited under the U.S. Foreign Corrupt Practices Act.

Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.

        Over the past few years, financial markets in the United States, Europe and Asia experienced disruption, including, among other things, volatility in security prices, tightened liquidity and credit availability, rating downgrades of certain investments and declining valuations of others and increased bankruptcy filings by companies in a number of industries (including several companies in the solar industry). These economic developments adversely affect businesses such as ours in a number of ways. The tightening of credit in financial markets for solar companies and sapphire companies has resulted in reduced funding worldwide, including China (where many of our equipment customers are located), and a higher level of uncertainty for solar cell, wafer and module manufacturers and manufacturers incorporating sapphire material into their products. As a result, some of our equipment customers have been delayed in securing, or prevented from securing, funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our equipment products. We believe a reduction in the availability of funding for new manufacturing facilities and facility expansions in the solar and sapphire industries, or reduction in demand for solar panels or sapphire material has caused, and may continue to cause, a decrease in orders for our products.

        We currently require most of our equipment customers to prepay a portion of the purchase price of their orders and/or to provide letters of credit prior to shipping equipment. We use these customer deposits to prepay our suppliers in order to reduce the need to borrow to cover our cash needs for working capital. This practice may not be sustainable if the recent market disruptions continue or grow worse. Some of our equipment customers who have become financially distressed have failed to provide letters of credit or make payments in accordance with the terms of their existing contracts. If customers fail to post letters of credit or make payments, and we do not agree to revised contract terms, it could have a significant impact on our business, results of operations and financial condition. The impact of these disruptions are increasingly being felt in China, and by certain of our customers which are located in China and other countries in Asia, and accounts in part for the decline in our total revenue and order backlog for the twelve-month period ended December 31, 2013 as compared to the same period in the prior year.

        We may experience further revenue and backlog reductions in the future. Credit and financial market conditions may similarly affect our suppliers. We may lose advances we make to our suppliers in the event they become insolvent because our advances are not secured or backed by letters of credit. The inability of our suppliers to obtain credit to finance development or manufacture of our products could result in delivery delays or prevent us from delivering our products to our customers.

Ongoing trade disputes with China may adversely impact the businesses of our Chinese customers, which could harm our business and our stock price.

        The current limited demand for our equipment products and the excess capacity in the end markets our equipment customers serve is exacerbated by trade tensions between China and the U.S. In October 2012, the U.S. Commerce Department issued a final ruling and levied anti-dumping duties on billions of dollars of solar panels and cells from China (and set countervailing duties as well). This final ruling has, we believe, negatively impacted our equipment customers in China and we expect that this effect will continue in the future. In July 2013, the Chinese Ministry of Commerce imposed preliminary anti-dumping duties on U.S. and Korean polysilicon makers, and for certain manufacturers these duties were above 50%. And in September 2013, the Chinese Ministry of Commerce imposed an additional 6.5% "anti-subsidy" trade duty, over and above the duty imposed in July 2013 on U.S. polysilicon companies who received government subsidies. In October 2013, an unfair trade suit was filed in the U.S. alleging price fixing of silicon (some of the named parties include our polysilicon customers). We believe that certain of our equipment customers are delaying any purchasing or expansion plans until these various trade matters are resolved and we do not expect such resolution to take place in the near term and, in fact, expect that they will grow more adversarial. While the E.U. approved a final settlement of an anti-dumping and anti-subsidy investigation, retaliatory tariffs and trade tensions with China, on the one hand, and the U.S. and Europe (as well as South Korea, where some of our equipment customers are located) on the other hand, is causing uncertainty in the industry and is having a material adverse impact on our business since we sell into China and our equipment customers sell end products into Europe and the U.S. Our business and results of operations would be negatively affected if further anti-dumping or other duties were imposed or a trade war was to occur with China (or if the duties already imposed are not removed). In addition, we expect that any further announcements about or imposition of duties by the U.S. government or E.U. on solar cells imported from China or relating to duties imposed on polysilicon manufacturers by the Chinese government or other governments (or similar actions) could negatively impact our stock price and may have a material adverse effect on our business and results of operations.

Servicing our debt, including our repayment obligations to Apple, and other payment obligations requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

        Our ability to make scheduled payments or to refinance our obligations under the Prepayment Agreement with Apple (if not recouped through delivery of sapphire material) or our 2017 notes and 2020 notes and any other indebtedness depends on our future performance and available cash, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, our other repayment obligations and/or make necessary capital expenditures (particularly if there were to be a default under either or all of the MDSA or the Prepayment Agreement, 2017 notes or 2020 notes that would accelerate the payments due thereunder). If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt or repayment obligations.

        Our Prepayment Agreement with Apple contains certain "trigger events" which would require that we repay the full amount advanced to us through such time, including "trigger events" related to maintaining adequate financial metrics such as cash holdings. Payment of these amounts may require the use of substantial amounts of our cash and if we do not have such cash (or cannot timely raise sufficient amounts) to make this payment, we would be in default, which would likely cause a cross default under our other debt obligations (including our convertible notes). Our obligation to repay the Prepayment Amount is secured by (i) the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility) and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC. If Apple were to foreclose on such equity interests and/or equipment, our business and results of operations would be substantially harmed.

If our customers delay or cancel equipment purchases, we may be required to modify or cancel contractual arrangements with our suppliers which may result in the loss of deposits or pre-paid advances, which losses have been significant in the past.

        As a result of our customer delays or contract terminations, we reschedule or cancel, from time to time, purchase orders with our vendors to procure materials and, in certain cases, we are required to forfeit deposits and/or reimburse the vendor for costs incurred to the date of termination plus predetermined profits. We have recorded significant losses resulting from rescheduled and/or canceled commitments to our vendors as a result of customer delays, contract modifications and terminations. For example, we expect to terminate purchase commitments for DSS inventory components in fiscal 2014 and beyond. The gross amount outstanding under the purchase orders was $10.2 million at December 31, 2013 and we will negotiate with our vendors to determine the amount payable upon termination. Certain of the vendors from whom we purchased materials have been unable to deliver the ordered components because economic conditions had an adverse impact on their ability to operate their businesses and we were unable to recover advances paid to those vendors for components that were not delivered and, in some cases, these lost advances were significant amounts. In cases where we are not able to cancel or modify vendor purchase orders due to customer delays or terminations, our purchase commitments may exceed our order backlog requirements and we may be unable to redeploy the undelivered equipment. In addition, we expect that we may be required to pay advances to vendors in the future without being able to recover that advance if the vendor is placed in bankruptcy, becomes insolvent or otherwise experiences financial distress.

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

        Our order backlog is primarily based on signed purchase orders or other written contractual commitments. We cannot guarantee that our order backlog will result in actual revenue in the originally anticipated period, or at all. Beginning with the three-month period ended December 31, 2012, we undertook a process of identifying contracts in our order backlog that have not been terminated or modified but for which we expect that customers will not fulfill their obligations under the respective contacts (and we expect we will continue to undertake this process on a quarterly basis). During the twelve-month period ended December 31, 2013, we terminated, modified or removed contracts from our backlog resulting in a $415.6 million reduction (96% of the reduction was attributable to four contracts, of which $33.1 million related to contracts that have not been legally terminated or modified). In addition, the contracts included in our order backlog may not generate margins equal to our historical operating margins. Our customers may experience project delays or default on the terms of their contracts with us as a result of external market factors and economic or other factors beyond our or their control. If a customer fails to perform its contractual obligations and we do not reasonably expect such customer to perform its obligations, we may terminate the contract, which would result in a decrease in our reported order backlog. In addition, our backlog is at risk to varying degrees to the extent customers request that we extend the delivery schedules and make other modifications under their contracts in our order backlog. Any contract modifications that we negotiate could likely include an extension of delivery dates, and could result in lower pricing or in a reduction in the number of units deliverable under the contract, thereby reducing our order backlog and resulting in lesser (or no) revenue recognized from such contracts or a delay in recognizing revenue. Our order backlog includes contracts with customers to whom we have sent notices of breach for failure to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, it could result in a further reduction of our order backlog. Other customers may approach us with requests for delays in the future, or may fail to make payments when due, which could further reduce our order backlog. If our order backlog fails to result in revenue in a timely manner, or at all, we could experience a reduction in revenue, profitability and liquidity.

        Additionally, backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement that the management team uses in assessing our business and operations. Our methodology for determining backlog may not be comparable to the methodologies used by other companies. Additionally, we adjusted our methodology for determining backlog and expect that future presentation of backlog will exclude sapphire material backlog. Furthermore, as noted above, backlog is difficult to determine with certainty and it should not be relied upon as an indication of future performance.

We face competition in each of our business segments, and if our competitors are able to manufacture products that employ newer technologies or are otherwise more widely used than our products, and if we are unable to modify our products to adapt to such future changes, we may be unable to attract or retain customers.

        The PV energy and sapphire industries are highly competitive and continually evolving as participants strive to increase their market share and new entrants strive to capture market share. In addition, the PV energy industry (which includes polysilicon and solar wafer, module and cell manufacturers) also has to compete with the larger conventional electric power industry. The PV energy and sapphire industries are also rapidly evolving and are highly competitive. Particularly with respect to the solar cell industry, new technologies are leading to improvements in cell efficiencies and performance. Technological advances are, we believe, also resulting in lower manufacturing costs for these products. These developments may render existing products and/or product manufacturing equipment sold by our polysilicon, PV and sapphire businesses obsolete. We will therefore need to keep pace with technological advances in these industries in order to compete effectively in the future, which may require significant expenditures on research and development or investments in acquisition of other businesses and technologies. For example, our success in the sapphire equipment market depends on our ability to expand into new applications that are based on continued advancement in the design, manufacture and use of sapphire and LEDs (including sapphire and non-sapphire-based LEDs) and lighting technology by others, as well as the continued demand for sapphire in the LED market (while we believe sapphire is currently one of the preferred substrate materials for certain LED applications in certain markets, silicon substrates and substrates incorporating other materials in LED applications are being developed). In addition, we have agreed that we will no longer sell ASF systems for use in generating sapphire in certain select markets pursuant to our MDSA with Apple (so we will no longer be able to sell sapphire equipment into those certain markets). Our success in the PV market will depend, in part, on our success in commercializing our monocrystallization, or HiCz™, technology offering and improving our DSS platform. Our failure to further refine our technologies and/or develop and introduce new solar power and sapphire products could cause our products to become uncompetitive or obsolete, which could adversely affect demand for our products, and our financial condition, results of operations, business and/or prospects. Many of our competitors, in each of our business segments, have, and future competitors may also have, substantially greater financial, technical, manufacturing and other resources than we do. These resources may provide our competitors with an advantage because they can realize economies of scale, synergies and purchase certain raw materials, commodities and key components at lower prices. Current and potential competitors of ours may also have greater brand name recognition, more established distribution networks and larger customer bases, and may be able to devote more resources to the research, development, promotion and sale of their products or to respond more quickly to evolving industry standards and changes in market conditions. In addition, given the ability of other parties to access our equipment, we also face low-cost competitors who may be able to offer similar products at very competitive prices.

        We may not be able to maintain our current share of the market in our respective business segments as competitive intensity increases and particularly as our customers are targeted by local low-cost competitors in China and other countries. In addition, these overall markets are shrinking as demand has dropped and/or capacity increased. We believe that certain PV customers have already begun purchasing our competitors' equipment and installing it in their facilities. Our efforts to capitalize on technological developments in the markets in which we operate, such as the HiCz, silicon carbide, HVPE and PVD tools, may not result in increased market share and require that we make substantial capital investments without any corresponding increase in revenues. In addition, customers may place orders to supply equipment for new facilities or future expansions with our competitors, and we believe the likelihood that our customers and others will go to competitors has increased over time. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors and/or new technological developments may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

        In relation to our polysilicon business, we are not the only provider of polysilicon production equipment to the market based on a Siemens-type CVD reactor design. Although we believe our SDR reactor to be re-designed and distinct from the competing products offered by our competitors, there can be no assurance that our SDR reactor will compete successfully with their products which would have a material adverse effect on our financial condition, results of operations, business and/or prospects. In addition, alternative technologies for producing polysilicon exist and, to the extent that they become more widely available, the demand for our SDR reactor may also be adversely affected.

Furthermore, we believe that companies that currently produce polysilicon for their internal use and consumption compete indirectly with our polysilicon business, as any increase in the supply of polysilicon may have an adverse effect of the demand for our SDR reactor.

We intend to pursue business and technology acquisition and investment opportunities in the future as part of our business plan to grow and diversify our business and we expect that one or more of these acquisitions or investments will expand our product offerings into markets we have not previously served.

        Our business plan is focused on growing and diversifying our product and technology offerings. Acquiring Crystal Systems, a sapphire manufacturer, and licensing PVD technology, were part of this business plan to extend our offerings beyond polysilicon and PV markets. We expect that achieving these goals of growth and diversification will include the acquisition of businesses and technologies from third parties or investments in third parties (that may lead to future acquisitions or rights to technology) and expect that in the future we will continue to engage in negotiations for such acquisitions, investments, licenses or joint venture arrangements. In order to achieve our objective of diversifying our business to technologies outside of polysilicon, photovoltaic and sapphire, we expect that some of these acquisitions will be in markets or industries that may be unrelated to those markets we currently serve. This business diversification plan involves risks. Our stock may be valued differently depending on what markets we serve in the future. Diversification may also require significant resource commitments and time from our management, which will limit the amount of time these individuals will have available to devote to our existing operations. This diversification may also involve the complexities in managing an employee base that is already located in several different locations and in effectively deploying, operating and utilizing our internal systems, including those related to financial reporting, and other systems we depend on.

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

        Finally, we may not be successful in acquiring any new businesses or technologies, despite our efforts to do so, and there can be no certainty that we will acquire any other companies or technologies that allow us to diversify. If we do not close acquisitions in accordance with our business plan or make successful investments, we may not be able to diversify revenue and our performance will be tied to the polysilicon, PV and sapphire equipment markets (as well as demand for sapphire material from Apple), and if any of these experience difficulties, our business, financial condition and results of operations would be negatively impacted.

General economic conditions may have an adverse impact on demand for our equipment products and result in charges for excess or obsolete inventory.

        Purchasing our equipment products requires significant capital expenditures, and demand for such products is affected by general economic conditions. A downturn in the global construction market has reduced demand for solar panels in new residential and commercial buildings, which in turn reduces demand for our products that are used in the manufacture of PV wafers, cells and modules and polysilicon for the solar power industry (including our DSS units and SDR reactors). In addition, a downturn or lack of growth in the sapphire material market, and the sapphire-based LED and general illumination markets in particular, have resulted in reduced demand for our ASF systems. Uncertainties about economic conditions, negative financial news, potential defaults by or rating downgrades of debt issued by governmental entities and corporate entities, tighter credit markets and declines in asset values have, in the recent past, caused our customers to postpone or cancel making purchases of capital equipment and materials. We believe that increasing governmental budgetary pressures will likely result in the reduction, or the elimination of, government subsidies and economic incentives for on-grid solar electricity applications. A prolonged downturn in the global economy, combined with decreased governmental incentives for solar power usage, would have a material adverse effect on our business in a number of ways, including decreased demand for our PV and polysilicon equipment products, which would result in lower sales, reduced backlog and contract terminations.

        Uncertainty about future economic conditions makes it challenging for us to: forecast demand for our equipment products and our operating results, make business decisions and identify the risks that may affect our business. For example, our equipment inventory balances had increased substantially recently and, during the three month period ended December 31, 2012, we determined that we were unable to deploy certain of our PV inventory and had to take a significant impairment charge. If our remaining PV inventory, or the inventory we have built up for polysilicon or sapphire equipment, cannot be sold or utilized in our operations and becomes excess or obsolete, we could be required to take another write down or multiple write downs and the amount or amounts may be material. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, including by maintaining appropriate inventory levels, our business, results of operations and financial condition may be materially and adversely affected.

Our success depends on the sale of a limited number of products.

        A significant portion of our operating profits has historically been derived from sales of DSS units, SDR reactors, hydrochlorination equipment and ASF units, which sales accounted for 80% of our revenue for the twelve months ended December 31, 2013. There can be no assurance that sales of this equipment will increase beyond, or be maintained at, past levels or that any sales of sapphire materials (or any other future product offering) will offset any decrease in sales of DSS furnaces, ASF systems, SDR reactors or hydrochlorination equipment (or result in any revenue). Additionally, we have already experienced decreased demand for all of our equipment products. In some cases, our products, such as the STC converters, are no longer sold due to changes in technology and drastically decreased demand. Further changes in technology may also, we expect, result in a further reduction in demand and likely decreased average selling prices. Many factors affecting the level of future sales of our products are beyond our control, including, but not limited to, demand for solar products and sapphire material (including sapphire-based LED material and sapphire use in general illumination and other applications), development and/or use of alternatives to sapphire in LED applications (including in general illumination) and competing product offerings by other equipment manufacturers. We may be unable to diversify our product offerings and thereby increase or maintain our revenue and/or maintain our profits (or limit our loss) in the event of a decline in ASF systems, DSS furnaces and SDR reactors sales.

        If sales of our PV, polysilicon or sapphire products continue to decline, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

We depend on a limited number of third party suppliers.

        We use certain component parts supplied by either a single or a small number of third party suppliers in our polysilicon, PV and sapphire equipment products and ancillary equipment and in our manufacture of sapphire material, and certain of these components are critical to the manufacture and operation of certain of our products. For example, we use specialist manufacturers to provide vessels and power supplies which are essential to the manufacture and operation of our polysilicon products. In addition, certain of our products consist entirely (or mostly) of parts and components supplied by third party suppliers, and in these instances filling orders depends entirely upon parties over which we exercise little or no control, and if these contractors were unable to supply, or refused to supply, the parts and components, we would be unable to complete orders which would have a negative impact on our reputation and our business.

        Our sapphire materials business, as well as the customers for our ASF units, also depend on suppliers of raw materials and components that are utilized during the manufacturing process. For example, the supply of qualified meltstock and crucibles used to grow sapphire materials, as well as helium, is limited and we expect demand will increase as we sell more ASF units and as we expand our operations in Arizona, and as a result, there may be an insufficient availability of these items for our sapphire materials business and sapphire research and development as currently operated or available for the purchasers of our ASF systems, which would prevent us from growing our sapphire equipment and materials business. This risk is exacerbated as we intend to expand our sapphire materials business and will be requiring significantly more raw materials and components than in the past (and we could face monetary and other penalties under our sapphire material supply agreement if we are unable to deliver sapphire material pursuant to our supply arrangements with Apple). In addition, we will require our suppliers to our sapphire material business to deliver materials in a timely manner in order to meet our supply obligations and any delay in delivery may result in our failure to deliver that could result in a breach of our obligations under our agreement with Apple, which could result in significant penalties.

        Further, our agreements with raw material and equipment component suppliers are typically short term in nature, which leaves us vulnerable to the risk that our suppliers may change the terms on which they have previously supplied products to us or cease supplying products to us at any time and for any reason.

        There is no guarantee that we will maintain relationships with our existing suppliers or develop new relationships with other suppliers. We are also dependent on our suppliers to maintain the quality of the raw materials, components and equipment we use and if the quality were to be below our standards, our equipment offerings may not function as designed or our sapphire material may not meet the specifications required by Apple (which could result in significant monetary penalties). We may be unable to identify replacement or additional suppliers or qualify their products in a timely manner and on commercially reasonable terms, or at all. Raw materials and component parts supplied by new suppliers may also be less suited to our products than the raw materials and component parts supplied by our existing suppliers. Certain of the component parts used in our products have been developed, made or adapted specifically for us. Such parts are not generally available from other vendors and could be difficult or impossible to obtain elsewhere. As a result, there may be a significant time lag in securing an alternative source of supply. In addition, the inability of our suppliers to support our demand could be indicative of a market-wide scarcity of the materials, which could result in even longer interruptions in our ability to supply our products.

We utilize raw materials in manufacturing our sapphire materials and all of our equipment and the prices for these materials fluctuate significantly and any increases in price or decrease in availability will harm our business.

        In the ordinary course of business, we are exposed to market risk from fluctuations in the price of raw materials and commodities necessary in the manufacture of our products, such as graphite, steel, copper, helium and molybdenum. We experience similar commodity risks in connection with the consumable materials utilized in our equipment products, and in certain cases, there is very limited access to these commodities. We may not be able to pass along fluctuations in our costs of materials to our equipment customers or material customers. The increase in the price of these commodities, due to further limitations of availability or to greater demand, will make our products less attractive and will harm our sapphire material and all of our equipment businesses (and the margins we achieve in connection with the sale of sapphire materials may drop even further or may be negative). If we bring more entrants into the photovoltaic, polysilicon and sapphire markets through the sale of our equipment products, these commodity risks increase. Any significant increase in these prices would increase our expenses, decrease demand for our products and hurt our profitability (or prevent us from being profitable). In addition, demand for our products will be negatively impacted if the prices of raw materials that are used to create polysilicon, PV materials and sapphire materials were to increase.

        Our failure to obtain sufficient raw materials, commodities, component parts for our equipment (or necessary to generate sapphire material) and/or third party equipment that meet our requirements in a timely manner and on commercially reasonable terms could interrupt or impair our ability to assemble our products, and may adversely impact our goal of expanding our business, as well as result in a loss of market share. Further, such failure may prevent us from delivering our products as required by the terms of our contracts with our customers (including our obligations to deliver sapphire material), and may harm our reputation and result in breach of contract and other claims being brought against us by our customers (including damages we could be required to pay if we fail to timely deliver sapphire material in accordance with specifications). Any changes to our current supply arrangements, whether to the terms of supply from existing suppliers or a change in our suppliers, may also increase our costs in a material amount.

Conflict minerals disclosure regulations may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

        The SEC has adopted requirements for companies that use conflict minerals in their products. Some of these metals are commonly used in capital equipment, including our products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have a complex supply chain for the components and parts used in each of our equipment products and in our sapphire material operations. We have numerous foreign suppliers, many of whom are not obligated by the new law to investigate their own supply chains. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is complex and has expanded due to our sapphire material operations, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures we implement, which may harm our business reputation. We may also face difficulties in satisfying our equipment and sapphire material customers if they require that we prove or certify that our products are "conflict free." Key components and parts that can be shown to be "conflict free" may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may discontinue purchasing from us. Any of these outcomes could adversely impact our business, financial condition or operating results.

The prices for polysilicon and sapphire material, as well as silicon ingots, have, in the past, dropped as a result of either increased supply or decreased demand, and, at the same time, the prices for the inputs to create this output has either remained consistent or increased, which has resulted in decreased margins for polysilicon and sapphire and PV manufacturers, and if these circumstances were to continue or grow worse the demand for our PV, polysilicon and sapphire equipment business would be negatively impacted.

        The prices for polysilicon, sapphire and PV materials have decreased due, in part, to either excess supply or decreasing demand for these materials. At certain times, these price drops were accompanied by an increase in the costs (or the costs have remained stable) for the consumable materials that are used in our equipment to make polysilicon, sapphire boules and PV ingots and wafers. These two factors, operating in tandem, result in decreased margins for the manufacturers selling polysilicon, sapphire boules and PV ingots and wafers, and, depending on circumstances, could result in negative margins. If this situation were to persist, we would expect that the demand for our polysilicon reactors, ASF units and our PV equipment and sapphire material would drop and may hamper the adoption of any new technologies we introduce (including our HiCz™ equipment offering which is in development).

The on-going global economic uncertainty and tightened credit markets may exacerbate these circumstances.

We may face product liability claims and/or claims in relation to third party equipment.

        It is possible that our equipment and materials products could result in property damage and/or personal injury (or death), whether due to product malfunctions, defects, improper use or installation or other causes. We cannot predict whether or not product liability claims will be brought against us or the effect of any resulting negative publicity on our business, which may include the loss of existing customers, failure to attract new customers and a decline in sales. The successful assertion of product liability claims against us could result in potentially significant monetary damages being payable by us, and we may not have adequate resources to satisfy any judgment against us. Furthermore, it may be difficult or impossible to determine whether any damage or injury was due to product malfunction, operator error, failure of the product to be operated and maintained in accordance with our specifications or the failure of the facility in which our equipment products are used to comply with the facility specifications provided to our customers or other factors beyond our control. For example, one of our significant equipment customers experienced chamber leakage involving a number of DSS units in its facilities which we believe was the result of their facility failing to conform to specifications. We nonetheless agreed to replace certain chambers at our cost. Other customers may experience similar issues in the future as a result of product defects, facilities not complying with specifications or other reasons. To date, we have not received any product liability or other claims with respect to these or any other accidents.

        In addition, we have provided third party equipment in connection with our equipment product sales (or incorporated third party components into our equipment offerings). There can be no guarantee that such third party equipment will function in accordance with our intended or specified purpose or that the customer's personnel, in particular those who are inexperienced in the use of the specialized equipment sold by us, will be able to correctly install and operate it, which may result in the return of products and/or product liability or similar claims by the customer against us. In the event of a claim against us due to third party equipment, we may be unable to recover all or any of our loss from the third party equipment or component provider. The bringing of any product liability claims against us, whether ultimately successful or not, could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

Our future success depends on our management team and on our ability to attract and retain key technical employees and to integrate new employees into our management team successfully.

        We are dependent on the services of our management team and our technical personnel. Although certain members of our management team are subject to agreements with us, any and all of them may choose to terminate their employment with us on thirty or fewer days' notice. The loss of any member of the management team could have a material adverse effect on our financial condition, results of operations, business and/or prospects. There is a risk that we will not be able to retain or replace these or other key employees. Integrating new employees into our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and ultimately prove unsuccessful. In addition, we are implementing succession planning measures for our management, key staff and skilled employees. However, if we fail to successfully implement these succession plans for management and key staff when necessary, our operating results would likely be harmed.

        We also depend on our technical personnel to grow our business. Recruiting and retaining capable personnel, particularly those with expertise in the polysilicon, PV and the sapphire industry, is vital to our success. There is substantial competition for qualified technical personnel, and qualified personnel are currently, and for the foreseeable future are likely to remain, a limited resource. Locating candidates with the appropriate qualifications can be costly, time-consuming and difficult. There can be no assurance that we will be able to attract new, or retain existing, technical personnel. We may need to provide higher compensation or increased training to our personnel. If we are unable to attract and retain qualified personnel, or are required to change the terms on which our personnel are employed, our financial condition, results of operations, business and/or prospects may be materially adversely affected. In addition, we expect that we will need to hire a significant number of employees to operate our expanded sapphire material operations in Arizona, and, if we are unable to hire sufficient qualified personnel, our sapphire materials business could be harmed and we may be unable to deliver sapphire material as required by our customer which may result in monetary penalties and a breach under our contractual commitments.

We have spent significant amounts of money to acquire and develop new technologies and these technologies may not gain market acceptance.

        We have expended significant financial resources and technical expertise in developing new products and services to improve our product portfolio. These investments, however, may not result in increased revenues and may require that we incur expenses that result in decreasing our cash balances. For example, we have already spent in excess of $60 million as of December 31, 2013 (and may have additional significant capital spending) in connection with our acquisition of Confluence Solar, which provided technology for our HiCz™ tool which has been designed to produce high efficiency monocrystalline solar ingots and lower PV production costs. In addition, we have purchased certain select assets and intellectual property from a third party related to the Hyperion ion implant technology and have invested significant amounts in our internal research and development efforts for other technologies, including silicon carbide growth technologies.

        The Hyperion ion implantation and HVPE technology development efforts, which are among the proposed new product offerings we are in the process of developing, require that we expend significant cash and time resources. If we are not successful in commercializing one or more of these new product lines, we would lose the significant investments we made in our internal development efforts and in the acquisitions we have made. In addition, certain of these proposed products, such as the Hyperion ion implantation tool, may take years to bring to market and we may be unable to timely generate revenue from these projects, if we are able to generate any revenue at all.

        We also have no experience in manufacturing and selling HiCz equipment, the Hyperion ion implantation equipment, silicon carbide manufacturing equipment, HVPE and PVD equipment, and we may be unable to commercialize these products or ensure they gain wide-spread market acceptance. We may also have issues with installing these products in customer facilities or in training customers to properly operate this equipment, which would likely prevent us from recognizing revenue on sales of this equipment. If we are unable to bring any of these products to market and generate substantial sales, we may be unable to recover any or all of the investments we have made in them. Given the pace of technological advancements in the PV equipment industry, it is possible that monocrystalline production may not gain meaningful market share as other companies develop products that generate solar cells offering even higher efficiency. Alternatively, there are competing monocrystalline production techniques that may result in a more efficient solar wafer and/or equipment that can make comparable quality silicon at equipment prices below what we charge or at which our equipment makes ingots. We face similar challenges and competition with respect to any ion implantation, silicon carbide or other equipment product we may bring to market. Any of the foregoing would have a significant and negative impact on our business and results of operation.

We may be unable to protect our intellectual property adequately and may be required to initiate litigation to enforce our intellectual property rights.

        Our ability to compete effectively against our competitors in the PV, polysilicon and sapphire markets will depend, in part, on our ability to protect our current and future proprietary technologies, product designs, product uses and manufacturing processes under relevant intellectual property laws including, but not limited to, laws relating to patents and trade secrets. We own various patents and patent applications in the United States and other countries relating to our products, product uses and manufacturing processes. To the extent that we rely on patent protection, our patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could develop similar or more advantageous technologies or design around our patents or otherwise employ alternative products, equipment or processes that may successfully compete with our products and technology. In addition, patents are of limited duration. Any issued patents may also be challenged, invalidated or declared unenforceable. If our patents are challenged, invalidated or declared unenforceable, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. Further, we may not have, or be able to obtain, effective patent protection in all of our key sales territories. Our patent applications may not result in issued patents and, even if they do result in issued patents, the patents may not include rights of the scope that we seek. The patent position of technology-oriented companies, including ours, is uncertain and involves complex legal and factual considerations. Accordingly, we do not know what degree of protection we will obtain from our proprietary rights or the breadth of the claims allowed in patents issued to us or to others. Further, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important to our business.

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

        We may be subject to claims that our products, technologies, processes or product uses infringe the intellectual property rights of others. These claims, even if meritless, could be expensive and time consuming to defend. In addition, if we are not successful in our defense of such claims, we could be subject to injunctions and/or damages, or be required to enter into licensing arrangements requiring royalty payments and/or use restrictions. In some instances, licensing arrangements may not be available to us or, if available, may not be available on acceptable terms.

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

We also have contracts with customers in Europe and expect that we may recognize revenue from sales to customers in Asia and Europe and the Middle East in the future. In addition, we have transitioned our global operations center to Hong Kong, further increasing our exposure to the risks of operating in Asia. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States. Risks inherent to maintaining international operations, include, but are not limited to, the following:

  •
  trade disputes between the United States and countries where we deliver our products to our customers, as well as trade disputes between countries in which our equipment customers manufacture and those countries in which our customers sell end-products, including their sales of polysilicon, solar wafers, cells and modules, and sapphire materials produced with our furnaces or reactors, which could result in government or trade organization actions that have the effect of increasing the price for our and our customers' products which would have a corresponding decrease in the demand for our products;

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

        We are a Delaware corporation that operates through various subsidiaries in a number of countries throughout the world, including in Asia. We established our global operations center in Hong Kong and have significant operations in Asia. Our income taxes are based upon the applicable tax laws, treaties, and regulations in the many countries in which we operate and earn income as well as upon our operating structures in these countries. While we believe that we carefully analyze and account for the tax risks and uncertainties under the applicable rules, multiple tax authorities could contend that a greater portion of our and our subsidiaries' income should be subject to income or other tax in their respective jurisdictions. If successful, these challenges could result in an increase to our effective tax rate. In addition, if we continue to generate revenue in higher tax jurisdictions, as was the case during the twelve-month period ended December 31, 2012, our effective tax rate may continue to increase.

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

Our ability to use net operating loss carryforwards may be limited.

        As of December 31, 2013, the Company had net operating losses of approximately $191 million of which approximately $86 million are in the US and approximately $105 million are in foreign jurisdictions. The losses in the US may be carried back two years or carried forward 20 years and if not utilized, will begin to expire in 2033. The losses in foreign jurisdictions may be carried forward indefinitely. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. and international corporate income tax liability associated with our operations. The U.S. Internal Revenue Code, however, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income in certain cases. To the extent our use of net operating loss carryforwards is significantly limited, our income subject to U.S. or international corporate income tax could be higher than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

If we repatriate any cash and cash equivalents from our foreign subsidiaries back to the U.S., we could be subject to significant tax liabilities.

        Our foreign subsidiaries held, as of December 31, 2013, $76.3 million of cash and cash equivalents. We currently intend that cash and cash equivalents held by these foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund working capital requirements and repay debt (primarily inter-company) and, in the event we were to undertake certain strategic initiatives, we may use this cash for such strategic initiatives (such as investment, expansion and acquisitions) of our foreign subsidiaries. Moreover, we do not currently intend to repatriate cash and cash equivalents held by foreign subsidiaries to the United States because our cash and cash equivalents held in the United States are currently sufficient to fund the cash needs of our operations in the United States and our plans to deploy cash by our subsidiaries. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the United States or for the purpose of making certain strategic investments in the United States or otherwise, the repatriation of such amounts to the United States would result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to us to fund our operations by the amount of taxes paid and would have an adverse impact on our business and results of operations.

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

        As a global company headquartered in the United States, our products and services are subject to U.S. laws and regulations that may limit and/or restrict or require a license to export (and re-export from other countries) some of our products, services and related product and technical information. We are also subject to the export and import laws of those foreign jurisdictions to which we sell or from which we re-export our products. Compliance with these laws and regulations could significantly limit our operations and our sales in the future and failure to comply, even indirectly, could result in a range of penalties, including restrictions on exports of all of our products for a specified time period, or forever, and severe monetary penalties.

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

        In November 2012, China selected a new leadership group to run the government of the country. In China, the government has significant impact on what industries will receive financial and government assistance. At this point, the new government's economic priorities are unclear, but it may be the case that they will not be supportive of alternative energy industries, such as solar manufacturing, or of sapphire manufacturing. The Chinese government is able to exercise such control through its direct control over capital investments or changes in tax regulations that may be applicable to us. In addition, a substantial portion of the productive assets in China remain government owned. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. If the solar and/or sapphire industries are not a priority, our customers may have a difficult time expanding their operations and may have difficulty continuing their operations (particularly if direct and indirect financial support for our customers is reduced). This would have a negative impact on all of our business segments and, we expect, our results of operations.

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

        We have a presence in China, including in the areas of customer service, certain manufacturing services, administrative functions, sales and research and development. As we adopt a greater presence in China, we will be increasingly exposed to the economic, political and legal conditions and developments in China, which could further exacerbate these risks, including the risk that we may not be able to obtain adequate legal protection in connection with any technological developments resulting from our research and development conducted in China.

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

        In addition, there may, in particular, be risks and uncertainties in connection with the intellectual property rights and ownership of technology of an acquired company or any assets we may acquire, including (i) the nature, extent and value of the intellectual property and technology assets of an acquired company (or of the acquired assets), (ii) the rights that an acquired company (or company selling assets) has to utilize intellectual property and technology that it claims to have developed, acquired or to have licensed, and (iii) actions by third parties against the acquired company (or company selling assets) for intellectual property and technology infringement and the extent of the potential loss relating thereto. Third parties may also be more likely to assert claims against the acquired company (or acquired assets), including claims for breach of intellectual property rights, once the company or assets have been acquired by us.

        Any inability to integrate completed acquisitions or combinations in an efficient and timely manner or the inability to properly assess and utilize the intellectual property and technology portfolio without infringing the rights of a third party could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with an acquisition, combination or asset purchase or we may be unable to effectively implement the business plan for the acquired company or assets, which would prevent us from achieving our financial and business goals for the business.

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

        We may in the future enter into arrangements in which we invest in another business without owning all of the voting control of the entity or without the ability to control the decision-making of the entity or we may enter into joint development or similar arrangements for the development of technology or sale of products. We have entered into a joint development agreement with respect to HVPE equipment. Investments of this nature can require a significant commitment of our time, attention, cash and financial resources and technology sharing. If we do not have a controlling stake in these companies, it is likely that such entities may make their own business decisions that may not always align with our interests. In addition, some of the entities that we invest in, or enter into development projects with, will very likely have the right to manufacture or distribute their own products or certain products of our competitors. If we are unable to provide an appropriate mix of incentives to the companies that we invest in or in which we enter joint venture or similar arrangements, these other parties, through a combination of pricing and marketing and advertising support or otherwise, may take actions that, while maximizing their own short-term profits, may be detrimental to us or our brands, or they may devote more of their energy and resources to business opportunities or products other than those that generate a return for us. Such actions could, in the long run, have an adverse effect on our financial results. In addition, these types of investments may not ultimately generate the returns that we expect when we entered into the arrangements, which could result in a decrease in our anticipated liquidity and loss of our entire investment.

Our ability to supply a sufficient number of products to meet demand could be severely hampered by natural disasters or other catastrophes.

        Currently, a portion of our operations are located in Asia and we increased our presence in Asia with our global operations center in Hong Kong. Additionally, a significant portion of our revenue is generated from customers that install our equipment in Asia and many of our suppliers are also located in Asia. In addition, we will have a sapphire material manufacturing operation at one location in Arizona. These areas are subject to natural disasters such as earthquakes, floods, drought and hazardous weather conditions. A significant catastrophic event such as earthquakes, floods, war, acts of terrorism or global threats, including, but not limited to, the outbreak of epidemic disease, could disrupt our operations and impair distribution of our products, damage inventory or facilities, interrupt critical functions, cause our suppliers to be unable to meet our demand for parts and equipment, reduce demand for our products, prevent our customers from honoring their contractual obligations to us or otherwise affect our business negatively. Any event that is significantly disruptive to the critical operations, such as our power supply, could impact our ability to meet our supply obligations under our sapphire materials contracts. To the extent that such disruptions or uncertainties result in delays or our inability to fill orders (particularly to meet our obligations to provide sapphire material to our customer that purchases sapphire from our Arizona facility), causes cancellations of customer orders, or results in our inability to manufacture or ship our products, we may not be excused from performance under our supply or equipment agreements and our business, operating results and financial condition could be materially and adversely affected.

Our level of indebtedness may limit our financial flexibility.

        As of December 31, 2013, our total consolidated indebtedness was approximately $456 million (which amount excludes the portion of our 2017 notes and 2020 notes allocated to the respective conversion features, and the debt discount on the Apple prepayment amount, both of which must also be repaid), or approximately $659 million after giving effect to the conversion features and debt discount described above. Our unrestricted cash was approximately $498 million at December 31, 2013. Our level of indebtedness affects our operations in several ways, including the following:

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

        All of our equipment and materials are sold with warranties. The warranty for our equipment is typically provided on a repair or replace basis, and is not limited to products or parts manufactured by us. As a result, we bear the risk of warranty claims on all products we supply, including equipment and component parts manufactured by third parties. There can be no assurance that we will be successful in claiming under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. There is a risk that warranty claims made against us will exceed our warranty reserve and could have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

        Generally accepted accounting principles in the United States are subject to interpretations by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various other organizations formed to promulgate and interpret accounting principles. A change in these accounting principles or their interpretations could affect the reporting of transactions that were completed before the announcement of a change in principles or interpretations. As noted in Note 2 to our financial statements included in this annual report on Form 10-K, under the current revenue guidance, for arrangements containing products considered to be "established," the majority of our revenue is recognized upon delivery of the product. For arrangements containing products considered to be "new," or containing customer acceptance provisions that are deemed more than perfunctory, revenue is recorded upon customer acceptance.

        If we make incorrect estimates or judgments in applying our revenue recognition policies, for example, if we incorrectly classify a product as "established" when it should have been "new," it may impact the timing of recognizing that revenue and may result in failing to meet guidance provided by us or require that we restate our prior financial statements. Additional errors in applying estimates or judgments in accounting policies may also adversely impact our operating results and may, in certain cases, require us to restate prior financial statements.

If we are unable to adopt and implement adequate data security procedures, we could lose valuable proprietary information, third parties may be able to access information about our operations and employee data, any of the foregoing may harm our reputation and our results of operations.

        While we have implemented data security measures, a third party may gain unauthorized access to our servers, laptops or employee mobile devices. We store our important proprietary information on our servers, including equipment specifications, and our employees may access this data remotely. This information is also shared via e-mail and we rely on industry standard encryption tools for transmitting data (which has been attacked in the past). If a competitor were able to access this information, we would lose the competitive advantages we believe we have and we could also lose the benefits that are or could be realized from our research and development efforts. Access to this information may be the result of a third-party by-passing our security measures, third-party encryption tools not providing adequate protection or inadvertent error by an employee that results in this information being accessed by unauthorized users. In addition, if a third party were to access our databases they may access sensitive business information about our operations in Mesa, including manufacturing output.

        In addition, the risks of unintended disclosure of information, proprietary or otherwise, following an acquisition is increased until such time as we can implement proper protection measures at the acquired sites. During the time, prior to implementing safeguards, third parties may be able to obtain information about the acquired entity or about our business technology and operations.

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

        We operate in a number of countries throughout the world, including in countries that do not have as strong a commitment to anti-corruption and ethical behavior that is required by U.S. laws or by corporate policies. We are subject to the risk that we, our U.S. employees or our employees located in other jurisdictions or any third parties that we engage to do work on our behalf in foreign countries may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the U.S. Foreign Corrupt Practices Act of 1977 (or the "FCPA"). In addition, we operate in certain countries in which the government may take an ownership stake in an enterprise and such government ownership may not be readily apparent (thereby increasing potential FCPA violations). Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, we have internal ethics policies that we require our employees to comply with in order to ensure that our business is conducted in a manner that our management deems appropriate. If these anti-corruption laws or internal policies were to be violated, our reputation and operations could also be substantially harmed. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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

        Demand for PV equipment, including on-grid applications, has historically been dependent in part on the availability and size of government subsidies and economic incentives. Currently, the cost of solar electricity exceeds the retail price of electricity in most major markets in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, South Korea, Japan, China and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and/or manufacturers of PV products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives have expired or are due to expire in time, phase out over time, cease upon exhaustion of the allocated funding and/or are subject to cancellation or non-renewal by the applicable authority. The reduction, expiration or elimination of relevant government subsidies or other economic incentives may result in the diminished competitiveness of solar energy relative to conventional and other renewable sources of energy, and adversely affect demand for PV equipment (and polysilicon equipment) or result in increased price competition, all of which could cause our sales and revenue to decline and have a material adverse effect on our financial condition, results of operations, business and/or prospects. Further, any government subsidies and economic incentives could be reduced or eliminated altogether at any time and for any reason. We believe that government subsidies and incentives will be eliminated in the near future. Also, relevant statutes or regulations may be found to be anti-competitive, unconstitutional or may be amended or discontinued for other reasons. Some government subsidies and incentives have been subject to challenge in courts in certain foreign jurisdictions. New proceedings challenging minimum price regulations or other government incentives in countries in which we conduct our business or in which our customers conduct business, may be initiated, and if successful, could cause a decrease in demand for our polysilicon and PV equipment products.

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

        The PV industry comprises a relatively small component of the total power generation market and competes with other sources of renewable energy, as well as conventional power generation. Many factors may affect the viability of widespread adoption of PV (and polysilicon) technology and thus demand for solar wafer manufacturing equipment, including the following:

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

        Our certificate of incorporation currently authorizes us to issue up to 500 million shares of common stock, and as of December 31, 2013, we had approximately 134.5 million shares of common stock outstanding. All of these shares are freely tradable in the public market under a registration statement or an exemption under the securities laws. Moreover, at December 31, 2013, 10.1 million shares of our common stock were issuable upon the exercise of outstanding vested and unvested options and upon vesting of outstanding restricted stock units.

Our certificate of incorporation and by-laws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

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

        In addition, we are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us.

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

  •
  announcements by us or our competitors of, or developments relating to, significant acquisitions, strategic partnerships, customer contracts or arrangements, divestitures or other significant contracts;

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

        In addition, there have been announcements that companies offering solar power related services and materials have filed or will file for bankruptcy. For example, Solyndra filed for bankruptcy in August 2011. Such announcements, and future similar announcements, will likely have a negative effect on the trading price of our stock. This will likely be the case even if such companies do not utilize the output for the equipment we sell.

The derivative transactions related to our common stock in connection with our 2017 notes and 2020 notes and the convertible note hedge and warrant transactions entered into in connection with our 2017 notes could depress our stock price.

        In September 2012, we issued $220 million aggregate principal amount of our 2017 notes. In December 2013, we issued $214 million aggregate principal amount of our 2020 notes. Upon conversion of the 2017 notes and 2020 notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The 2017 notes may be converted, under certain conditions specified in the indenture entered into in connection with the issuance of the 2017 notes, based on an initial conversion rate of 129.7185 shares of common stock per $1,000 principal amount of the 2017 notes (which represents an initial effective conversion price of the 2017 notes of $7.71 per share), subject to adjustment as described in the indenture. The 2020 Notes may be converted, under certain conditions specified in the Indenture entered into in connection with the issuance of the 2020 Notes, based on an initial conversion rate of 82.5764 shares of common stock per $1,000 principal amount of Notes (which represents an initial effective conversion price of the Notes of $12.11 per share), subject to adjustment as described in the Indenture for the 2020 Notes. It is likely that some or all of the holders of the 2017 notes and 2020 notes have entered into and may unwind various derivative transactions that involve trading in our common stock or in other instruments, such as options or swaps, based upon our common stock. Such derivative transactions could adversely affect the value of our common stock and, consequently, the value of the notes.

        In connection with issuing the 2017 notes, we entered into convertible note hedge transactions with certain option counterparties. The convertible note hedge transactions are expected to reduce the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2017 notes. We also entered into warrant transactions with the option counterparties. We believe that the option counterparties or their affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2017 notes. The option counterparties or their affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2017 notes (and are likely to do so during any observation period related to a conversion of the 2017 notes).

        This derivative transaction activity could also cause or avoid an increase or a decrease in the market price of our common stock, the 2017 notes or the 2020 notes, and to the extent the activity occurs during any observation period related to the conversion of the applicable notes, it could affect the number of shares and value of the consideration to be issued upon the conversion of the applicable notes. In addition, if any such convertible note hedge and warrant transaction is unwound early, such action could adversely affect the value of our common stock and the value of the 2017 notes and 2020 notes.

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

  •
  changes in our strategy;

  •
  the extent our sapphire materials are used in products by Apple and sales of Apple products;

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

        From time to time, we release guidance in our quarterly or annual earnings releases, quarterly or annual earnings conference calls or otherwise, regarding our future performance that represent our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

        Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and conditions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We own our corporate headquarters located in Merrimack, New Hampshire. The Merrimack headquarters is approximately 106,000 square feet and includes an advanced manufacturing center, as well as administrative, product development, sales, marketing and customer service facilities. We lease our facility located in Nashua, New Hampshire. This facility has approximately 10,431 square feet, and is utilized for certain general corporate, finance and administrative functions that support all of our business segments. Our manufacturing facility in Merrimack, New Hampshire is equipped with advanced CAD software, computers and plotters for mechanical and electrical designs. We also own several additional acres of undeveloped land adjacent to our Merrimack facility, which could be used to accommodate future growth, if necessary.

        In order to better serve our customers in Asia, we have a global operations center located in Hong Kong.

        In total, we conduct our operations through (i) one facility we own in Merrimack, New Hampshire and (ii) various leased facilities described in the table below. Certain information regarding our leased facilities is set forth below:

Location	Approximate Size		Expiration Date	Principal Function	Business Segment Utilizing Facility
Missoula, Montana	14,744 sq. ft.		January 2015	Office facility	Polysilicon
Missoula, Montana	11,937 sq. ft.		December 2014	Warehousing, testing, research and development	Polysilicon
Nashua, New Hampshire	10,431 sq. ft.		December 2014	Office facility	General Corporate
Salem, Massachusetts	109,324 sq. ft.		July 2023	Pilot production operations, office facilities and research and development	Sapphire
Danvers, Massachusetts	18,599 sq. ft.		January 2015	Pilot production operations, warehousing	PV
Hazelwood, Missouri	68,420 sq. ft.		July 2020	Office facility, pilot production operations, warehouse (currently idled)	PV (HiCz)
San Jose, California	5,582 sq. ft.		January 2015	Office facilities, research and development	PV
Santa Clara, California	700 sq. ft.		Month-to-month, 30 days notice for either party	Research and development, light manufacturing	PV
Santa Rosa, California	25,000 sq. ft.		September 2016	Manufacturing, office facility	Sapphire
Shanghai, China	11,613 sq. ft.		March 2016	Office facility	General Corporate
Chupei City, Taiwan	2,776 sq. ft.		July 2015	Office facility	Polysilicon/PV/Sapphire/General Corporate
Chupei City, Taiwan	3,188 sq. ft.		October 2014	Office facility, warehouse	Polysilicon/PV/Sapphire
Hong Kong	17,751 sq. ft.		January 2015	Office facility	Polysilicon/PV/Sapphire/General Corporate
Bayreuth, Germany	150 sq. meters		cancelable on 3 months notice	Office facility	Sapphire
Mesa, Arizona	76,485 sq. ft.	*	November 2020	Manufacturing, office facility	Sapphire

*
Pursuant to the terms of the lease for the facility in Mesa, Arizona, the facility will be delivered in stages. As of December 31, 2013, we occupied 76,485 square feet. When the entire facility is prepared and delivered to us for occupancy, the size of the leased space will be approximately 1,328,075 square feet.

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

	High	Low
Fiscal 2013
Fourth Quarter	$10.75	$7.42
Third Quarter	$8.82	$4.01
Second Quarter	$4.89	$3.03
First Quarter	$3.94	$2.61
Nine-Month Period Ended December 31, 2012
Third Quarter	$5.35	$2.86
Second Quarter	$6.94	$4.76
First Quarter	$8.38	$4.05

        The closing sales price of our common stock on The NASDAQ Global Select Market was $14.14 per share on February 24, 2014. As of February 24, 2014 there were approximately 27 record holders of our common stock. Because many of our shares are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We previously declared a dividend on June 30, 2008 that was paid on August 1, 2008. There have been no dividends declared since and we do not intend to pay any other dividends on our common stock for the foreseeable future.

Stock Price Performance Graph

        The following graph compares the cumulative return attained by shareholders on our common stock since March 27, 2009 relative to the cumulative total returns of the NASDAQ Composite Index and the Wilderhill Clean Energy Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on March 27, 2009 and its relative performance is tracked through December 31, 2013. No cash dividends have been declared on shares of our common stock since July 24, 2008, the date our shares commenced trading. This performance graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

	3/27/2009	4/1/2010	4/1/2011	3/30/2012	12/31/2012	12/31/2013
GT Advanced Technologies Inc.	100.00	78.46	156.78	124.55	45.63	131.25
Wilderhill Clean Energy Index(1)	100.00	123.23	132.33	69.57	51.78	81.76
NASDAQ Composite	100.00	155.49	180.53	200.08	195.41	270.29

*
Assumes an investment of $100 on March 27, 2009 in GT Advanced Technologies Inc. common stock and in the foregoing indices including, for purposes of each index, reinvestment of dividends.

Note:

(1)
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

Purchases of Equity Securities by the Issuer and Affiliate Purchases

        The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended December 31, 2013:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month ended November 2, 2013	36,039	$8.01	—	$—
Month ended November 30, 2013	80,823	$9.55	—	$—
Month ended December 31, 2013	25,927	$8.60	—	$25,000,000

        We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the fiscal year ended December 31, 2013; however, our employees surrendered, and we subsequently retired, 482,316 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our equity incentive plans.

        On November 16, 2011, our board of directors authorized a $100 million share repurchase plan. Of this amount, we repurchased $75 million during the fiscal year ended March 31, 2012. Under this repurchase plan, we may purchase up to an additional $25 million of our common stock.

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read together with "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and balance sheet data for all periods presented is derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K or in Annual Reports or Transition Reports on Form 10-K for prior years on file with the Securities and Exchange Commission.

        Our reporting period is based on a 52-week year that ends on December 31. On April 16, 2012, the board of directors of the Company voted to amend the Company's amended and restated by-laws to provide that the Company's fiscal year will end on December 31 of each year. Prior to this amendment, the Company's by-laws had provided that fiscal years ended on the Saturday closest to March 31st of each year. As a result of this change to the fiscal year end, we reported a nine-month transition period consisting of the period from April 1, 2012 to December 31, 2012 in the prior year's

Transition report on Form 10-K, and the current fiscal period includes the 12-month period ended December 31, 2013.

	GT Advanced Technologies, Inc.
	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012	Fiscal Year Ended April 2, 2011	Fiscal Year Ended April 3, 2010
Statement of Operations Data:
Revenue	$298,967	$379,646	$955,705	$898,984	$544,245
Cost of Revenue(1)	205,920	325,570	528,905	520,989	325,263

Gross Profit	93,047	54,076	426,800	377,995	218,982
Research and Development	83,006	55,401	49,872	23,753	21,410
Selling and Marketing	15,379	12,408	19,763	19,792	11,823
General and Administrative	68,967	44,362	64,117	54,386	38,623
Contingent consideration expense(2)	(1,119)	(9,492)	4,458	2,262	—
Impairment of goodwill(3)	—	57,037	—	—	—
Restructuring charges and asset impairments(4)	6,868	33,441	—	—	—
Amortization of Intangible Assets	11,073	7,619	8,198	4,500	3,164

(Loss) Income from Operations	(91,127)	(146,700)	280,392	273,302	143,962
Interest Income	364	164	468	603	420
Interest Expense(5)	(31,832)	(8,556)	(12,980)	(2,923)	(1,383)
Other Income (Expense), net	117	(950)	2,058	(384)	(3,125)

(Loss) Income before Income Taxes	(122,478)	(156,042)	269,938	270,598	139,874
Provision for Income Taxes	(39,676)	(13,734)	86,541	95,843	52,618

Net (Loss) Income	$(82,802)	$(142,308)	$183,397	$174,755	$87,256

(Loss) Income per Common Share:
Basic	$(0.68)	$(1.20)	$1.48	$1.26	$0.61
Diluted	(0.68)	(1.20)	1.45	1.24	0.60
Shares used to compute (Loss) Income per Common Share:
Basic	122,481	118,776	123,924	138,673	143,409
Diluted	122,481	118,776	126,051	140,902	145,390
Balance Sheet Data (at end of period):
Cash and Cash Equivalents	$498,213	$418,095	$350,903	$362,749	$230,748
Short-term Investments	—	—	—	—	19,967
Deferred Revenue	119,396	121,946	196,159	445,517	334,347
Working Capital(6)	407,296	369,373	186,415	282,824	177,150
Total Assets	1,187,281	1,004,668	1,132,590	1,126,292	732,081
Total Debt(7)	456,389	297,003	75,000	120,313	—
Stockholders' Equity	332,405	242,251	331,554	201,940	178,986
Cash Flow Data:
Cash provided by (used in):
Operating Activities	$159,104	$(151,478)	$217,673	$251,774	$147,276
Investing Activities	91,774	(35,176)	(107,983)	(34,033)	(24,540)
Financing Activities	146,996	253,778	(121,643)	(85,948)	863
Other	452	68	107	208	1
Increase (Decrease) in Cash and Cash Equivalents	80,118	67,192	(11,846)	132,001	123,600
Other Financial Data:
Depreciation and Amortization	$30,310	$22,719	$17,848	$9,667	$6,870
Capital Expenditures Paid in Cash	39,878	25,167	48,152	31,263	4,573

(1)
During the nine-month period ended December 31, 2012, the solar industry continued to face increasing challenges in photovoltaic market overcapacity and weaker operating performance and outlook, leading to the deterioration of the solar equipment market and the Company's customers' financial condition, coupled with lower market valuations. The Company concluded that these factors had significantly decreased the demand for our DSS products. The Company considered the impact of these industry circumstances on its balance of DSS inventory and determined that there was inventory in excess of forecasted demand for the next 12 months. As a result of these market conditions, during the three months ended December 31, 2012, the Company incurred charges of $60.2 million to record PV inventory at its net realizable value, which considers the Company's estimate of forecasted sales of units and selling prices. Additionally, during the same period the Company recorded charges of $8.4 million in cost of sales, in connection with amounts that had been advanced to our vendors for production of certain PV inventory. During the fiscal year ended December 31, 2013 the Company recorded charges of approximately $0.4 million for excess and obsolete inventory related to our PV business.

(2)
During the nine-month period ended December 31, 2012, based on the failure to satisfy certain operational and technical targets by the contractual target dates in connection with the Confluence Solar acquisition, the Company determined that that the earn-out opportunities related to these targets were not achieved and the Company recognized a total decrease in the fair value of contingent consideration of $(8.2) million in the condensed consolidated statements of operations. In addition, the Company recorded contingent consideration expense of $(1.6) million in connection with a change in probabilities of the remaining earn-out targets in connection with the acquisition of Confluence Solar. Contingent consideration income for the twelve-month period ended December 31, 2013 was the result of the final operational and technical target related to the Confluence Solar acquisition not being satisfied. This income was partially offset by expense associated with our acquisition of Twin Creeks due to our assessment of the increased likelihood that a contingent payment in connection with such transaction of $13.0 million may be made in the future.

(3)
During the nine-month period ended December 31, 2012, the Company recorded a charge for the impairment of goodwill in our PV business of $57.0 million. This impairment was the result of our annual goodwill impairment analysis performed as of December 31, 2012 and reflects the fact that the solar industry faced increasing challenges of solar panel manufacturing overcapacity and weaker operating performance and outlook, leading to the deterioration of the solar equipment market and the Company's customers' financial condition, coupled with lower market valuations. Refer to the footnotes of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(4)
As part of a program to reduce costs and increase operational efficiencies, the Company announced, on October 31, 2012, a plan to streamline worldwide operations to better align its cost structure with current market conditions and enhance its ability to pursue strategic growth initiatives. The Company began recording these restructuring charges during the three-month period ended December 31, 2012 and recorded the remainder during fiscal 2013. In addition, on January 10, 2013, the Company announced its plan to cease operations at its Hazelwood, Missouri facility ("Hazelwood Facility"). The idling of the Hazelwood Facility was part of the Company's effort to reduce costs and optimize its R&D activities and was completed by March 31, 2013. The Company determined that as of December 31, 2012 it was probable that employees would be entitled to receive benefits associated with the plant idling and that these amounts were estimable. As such, the expenses associated with the plant idling of $29.8 million have been included as expense for the nine-month period ended December 31, 2012. Restructuring charges and asset impairments in the twelve-month period December 31, 2013 recorded by the Company consisted of $1.9 million of additional charges related to the Hazelwood facility's lease exit costs, $0.6 million of other contract termination costs related to this facility and $4.0 million of impairment charges related to the HiCz fixed assets.

(5)
For the fiscal year ended March 31, 2012, we incurred interest expense in connection with the credit facility we entered into with Bank of America N.A. (and certain other lenders) on January 31, 2012. On October 30, 2013, the Company terminated the 2012 Credit Agreement (the "Credit Agreement") and paid off all outstanding borrowing under the Credit Agreement. In connection with the termination of the 2012 Credit Agreement, the Company recognized a charge in the fourth quarter of fiscal 2013 of approximately $3.6 million relating to deferred issuance costs that were written off upon the termination of the 2012 credit agreement. On September 28, 2012, the Company issued $220 million aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the "2017 Notes"). The net proceeds from the issuance of the 2017 Notes were approximately $212.6 million, after deducting fees paid to the initial purchasers and other offering costs. The 2017 Notes are senior unsecured obligations of the Company, which pay interest in cash semi-annually (on April 1 and October 1 of each year) at a rate of 3.00% per annum beginning on April 1, 2013. The 2017 Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee (the "Indenture"). The 2017 Notes are not redeemable by the Company. The effective interest rate on the 2017 Notes as of December 31, 2013 was 10.7%. On December 10, 2013, the Company issued $214 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The net proceeds from the issuance of the 2020 Notes were approximately $206.5 million, after deducting fees paid to the initial purchasers and other offering costs. The 2020 Notes are our senior unsecured obligations, which pay interest in cash semi-annually (on June 15 and December 15 of each year) at a rate of 3.00% per annum beginning on June 15, 2014. The 2020 Notes are governed by an Indenture dated December 10, 2013 with U.S. Bank National Association, as trustee. The 2020 Notes are not redeemable by the Company. The effective interest rate on the 2020 Notes as of December 31, 2013 was 12.9%.

(6)
Working capital represents current assets minus current liabilities.

(7)
On September 28, 2012, the Company issued $220.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the "2017 Notes"). The net proceeds from the issuance of the Notes were approximately $212.6 million after deducting fees paid to the initial purchasers and other offering costs. The 2017 Notes are senior unsecured obligations of the Company, which pay interest in cash semi-annually (on April 1 and October 1 of each year) at a rate of 3.00% per annum beginning on April 1, 2013. The 2017 Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee (the "Indenture"). The 2017 Notes are not redeemable by the Company. The effective interest rate on the 2017 Notes as of December 31, 2013 was 10.7%. On December 10, 2013, we issued $214 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The net proceeds from the issuance of the 2020 Notes were approximately $206.5 million, after deducting fees paid to the initial purchasers and other offering costs. The 2020 Notes are our senior unsecured obligations, which pay interest in cash semi-annually (on June 15 and December 15 of each year) at a rate of 3.00% per annum beginning on June 15, 2014. The 2020 Notes are governed by an Indenture dated December 10, 2013 with U.S. Bank National Association, as trustee. The 2020 Notes are not redeemable by the Company. The effective interest rate on the 2020 Notes as of December 31, 2013 was 12.99%. Additionally, on October 31, 2013, the Company also entered into a Prepayment Agreement with Apple pursuant to which the Company's wholly-owned subsidiary, GTAT Corp., is eligible to receive $578.0 million (the "Prepayment Amount"), in four separate installments, subject to conditions. The Company determined the installments of the Prepayment Amount that it receives should be recorded as debt at fair value. The difference between the fair value of the debt and the Prepayment Amount proceeds received ("debt discount") is being recognized as deferred revenue. The debt discount is being amortized to interest expense over a 6-year period ending December 2019. The initial installment of $225.0 million was received on November 15, 2013, and as of December 31, 2013, $172.5 million is reflected within Prepayment Obligation and $54.1 million is recorded as deferred revenue.

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

Company Overview

        GT Advanced Technologies Inc. is a diversified technology company producing advanced materials and equipment for the global consumer electronics, power electronics, solar and LED industries. Our products are designed to accelerate the adoption of advanced materials that improve performance and lower the cost of manufacturing. References herein to "we," "us," "our" and "Company" are to GT Advanced Technologies Inc., operating through its subsidiaries.

        We operate through three business segments: our polysilicon business, our photovoltaic, or PV, business and our sapphire business.

  Sapphire Business

        Our sapphire business manufactures and sells sapphire material and sapphire growth equipment. Our sapphire material is manufactured using our advanced sapphire crystal growth furnace, or ASF system, at our facility in Salem, Massachusetts. We also expect to manufacture sapphire material for sale at our Arizona facility, this facility however is still in development. Our proposed sapphire material production operations in Arizona are intended to be used to provide sapphire materials for Apple Inc. We will continue to offer our ASF systems for sale to sapphire manufacturers in certain select markets as permitted under our arrangements with Apple, including the LED industry and for a range of other applications. On May 16, 2013, we acquired substantially all of the business of Thermal Technology, LLC, or Thermal Technology, a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials. Information regarding Apple arrangements and the acquisition of substantially all of the business of Thermal Technology is described elsewhere in this Annual Report on Form 10-K.

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

        Information on each of these business segments and new developments regarding our business during the fiscal year ended December 31, 2013 is set forth below and in "Item 1. Business" above.

Recent Developments

Agreements with Apple Inc.

        On October 31, 2013, GTAT Corporation, our wholly-owned subsidiary, and Apple Inc. entered into a Master Development and Supply Agreement and related Statement of Work, or the MDSA, pursuant to which we have agreed to supply sapphire material to Apple. We have granted Apple exclusive rights with respect to the sapphire materials manufactured with the ASF units operated by GTAT Corporation, subject to certain exceptions, and certain intellectual property rights in connection with our sapphire growth and related technologies, including rights with respect to new sapphire technologies created by us. While the MDSA specifies our minimum and maximum supply commitments, Apple has no minimum purchase commitment under the terms of the MDSA.

        On the same date, GTAT Corporation also entered into a Prepayment Agreement with Apple pursuant to which we will receive, subject to certain conditions, $578 million, which we refer to as the Prepayment Amount, in four separate installments, as payment in advance for the purchase by Apple of sapphire material. The Prepayment Amount must be used to purchase ASF systems and related equipment principally for use at our Arizona facility. We have received the first and second installments of the Prepayment Amount. The Prepayment Amount is non-interest bearing. We are required to repay the Prepayment Amount ratably over a five-year period beginning in January 2015, either as an offset to amounts due from Apple for the purchase of sapphire material under the MDSA or as a direct cash payment to Apple. Our obligation to repay the Prepayment Amount may be accelerated under certain circumstances including in the event the Company does not satisfy certain financial metrics. Our obligations under the Prepayment Agreement are secured by (i) the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility) and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC.

        In connection with the MDSA, GTAT Corporation entered into a lease agreement with an affiliate of Apple in order to lease a facility in Mesa, Arizona that we will use for the purpose of manufacturing the sapphire material under the MDSA.

Termination of Credit Agreement

        On October 30, 2013, we terminated our Credit Agreement with Bank of America N.A. and certain other lenders (the "Credit Agreement") and paid off all outstanding borrowing under the Credit Agreement. As of October 30, 2013, there were no amounts outstanding or stand-by letters of credit under the revolving credit facility component of the Credit Agreement. In connection with the termination of the Credit Agreement, we recognized a charge in the fourth quarter of 2013 of approximately $3.6 million relating to deferred issuance costs that were written off upon the termination of the agreement.

Change in Fiscal Year

        On April 16, 2012, our board of directors voted to amend the Company's amended and restated by-laws to provide that our fiscal year will end on December 31 of each year. Prior to this amendment, the by-laws had provided that fiscal years ended on the Saturday closest to March 31st of each year. As a result of this change to the fiscal year end, we reported a nine-month transition period consisting of the period from April 1, 2012 to December 31, 2012, and the 2013 fiscal year began on January 1, 2013 and ended on December 31, 2013.

Factors Affecting the Results of Our Operations

        The following are some of the factors, trends and events that we expect will affect our future results of operations:

  •
  As a result of the agreements that we have entered into with Apple Inc. in October 2013, our sapphire business is undergoing a transition from being principally a provider of crystal growth equipment to being a provider of both crystal growth equipment and sapphire materials. The success of our sapphire materials business will be driven, in large part, by the continued funding of Apple pursuant to the prepayment agreement (which may be halted under certain circumstances), our ability to timely commence operations at our Arizona facility and Apple purchasing sapphire materials from us in adequate quantities, among others. Apple is under no obligation to purchase any sapphire materials from us. If Apple does not purchase a sufficient amount of sapphire materials, we may be required to repay all or a portion of the $578 million prepayment using our own cash resources, which repayment must be satisfied over the five year period ending January 2020. Apple is not subject to any minimum purchase commitments under the terms of the MDSA.

  •
  Demand for our polysilicon and PV equipment products and services are driven by end-user demand for solar power and demand for our sapphire equipment and materials are driven by end-user demand for sapphire material, including LED-quality material. In each of our three business segments, the end-user demand for the output of our equipment has either declined substantially or supply has surpassed demand. In order to decrease inventories, we believe that companies selling polysilicon, solar cells and wafers and sapphire material, including some of our equipment customers, during 2012 and 2013, had to sell at prices that provided little or no margin. In certain cases, customers' were unable to decrease inventories. At the end of 2013, there were indications that the PV market was beginning to exhibit signs of increased demand by end users, including in Japan. In spite of these positive indicators, we expect that demand for our PV capital equipment may remain limited during 2014.

  •
  The current limited demand for our equipment products and the excess capacity or limited demand in the end markets our equipment customers serve is exacerbated by trade tensions between China and the U.S. and certain other jurisdictions. We believe that certain of our customers are delaying any purchasing or expansion plans until these various trade disputes are resolved and we do not expect such resolution to take place in the immediate future and, in fact, expect that they will grow more adversarial.

  •
  We have continued to make investments in developing new technology, such as our HiCz puller, silicon carbide furnace, GT annealing furnace, HVPE and PVD tools and Hyperion™ ion implanter. During the fiscal year ending December 31, 2014, we will continue to invest in these technologies and expect to commercialize one or more of these during the year, although we do not expect to recognize any significant revenue from these investments.

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

Order Backlog

        Our total backlog at December 31, 2013, was approximately $602.2 million. For more information on our backlog, including how the amount of backlog is determined and amounts attributable to each segment, see Item 1. "Business—Order Backlog" included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

        In preparing our financial statements in conformity with generally accepted accounting principles in the United States (GAAP), we make estimates, judgments and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities in our financial statements and the related notes thereto. On a periodic basis, we evaluate our estimates, including those related to revenue, inventory, income taxes and business combinations. We operate in competitive industries that are influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, long customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the inherent lack of visibility in the industry. Some of our accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. As a result, we cannot assure you that actual results will not differ significantly from estimated results. We base our judgments and estimates on our historical experience, on our forecasts and on other available information, as we deem appropriate. Our significant accounting policies are described in Note 2 to our consolidated financial statements for the fiscal year ended December 31, 2013 included elsewhere in this Annual Report on Form 10-K.

        We believe that the following are the critical accounting policies which are the most important to the portrayal of our financial condition and that require the most subjective judgment used by us in the preparation of our consolidated financial statements.

Revenue Recognition

        The majority of our contracts involve the sale of equipment and services under multiple element arrangements. We recognize revenue when persuasive evidence of an arrangement exists, the sale price is fixed or determinable, collectability is reasonably assured through historical collection results and regular credit evaluations, and delivery has occurred and there are no uncertainties regarding customer acceptance. On October 31, 2013, we entered into an agreement with Apple to provide sapphire material. This new agreement is also subject to the multiple element arrangement guidance similar to our equipment contracts.

        We allocate revenue in an arrangement on the basis of the relative selling price of deliverables at the inception of the arrangement. When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence of selling price ("VSOE"), if it exists, or third-party evidence of selling price ("TPE"). If neither VSOE nor TPE exists, then we use our best estimate of the selling price ("ESP") for that deliverable.

        The multiple-deliverable revenue guidance requires that we evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting. The product or service constitutes a separate unit of accounting when it fulfills the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within our control. Our equipment sales arrangements do not include a general right of return and the majority of our products and services qualify as separate units of accounting. Our new sapphire material supply agreement with Apple Inc. does include a right to return under various circumstances, including if the sapphire material provided under the supply agreement fails to comply with specifications.

        Prior to the adoption of ASU 2009-13 effective April 3, 2011, our products or services constitute separate units of accounting when they fulfilled the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis, (b) there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within our control. Given the differences created in the pre ASU 2009-13 accounting model in comparison to the ASU 2009-13 accounting model, for transactions entered into prior to the adoption of ASU 2009-13, where objective evidence of fair value exists for all undelivered elements, but not delivered elements, we apply the residual method for recognizing revenue. If objective evidence of fair value does not exist for the undelivered elements of the arrangement, all revenue is deferred until such evidence does exist, or until all elements for which we do not have objective evidence of fair value are delivered, whichever is earlier assuming all other revenue recognition criteria are met. In certain arrangements, we provided customers with contractual rights that extend for a specific period of time. We considered these rights a separate element, for which objective evidence of fair value did not exist. Revenue for these arrangements is recognized ratably over the period commencing when all other elements had been delivered through the period when such rights expire.

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

        When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration for the relevant deliverables. The objective of ESP is to determine the price at which we would transact a sale if a product or service was sold on a stand-alone basis. We determine ESP for our products and certain services by considering multiple factors including, but not limited to, overall market conditions, profit objectives and historical pricing practices for such deliverables. Changes in the ESP of the deliverables in our typical contracts is not expected to have a material impact on the timing of revenue recognition as the majority of the allocated consideration is weighted toward the equipment or other material deliverables. In allocating arrangement consideration to the Company's typical deliverables, equipment or material deliverables receive a higher proportion of the consideration than other deliverables due to their ESP's being significantly higher than the Company's other deliverables.

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

SDR-400™

        During the three months ended June 29, 2013, the Company determined that it had obtained sufficient evidence that the SDR-400™, a product within the Polysilicon business unit, is an established product in accordance with the Company's revenue recognition policy, and accordingly, there is no longer uncertainty around meeting the requirements of customer acceptance conditions in agreements that contain the standard or demonstrated specifications of the SDR-400™. In concluding that the SDR-400™ is now an established product, the Company considered the stability of the product's technology, the ability to test the product prior to shipment, and the historical performance results of over 30 product installations at one of our customers' facilities. As a result of classifying the SDR-400™ an established product, the Company recognized revenue and gross profit of $148.9 million and $58.9 million, in the twelve months ended December 31, 2013, from two customer arrangements that included SDR-400™'s, prior to formal customer acceptance of the products. Non-refundable payments received under these customer arrangements exceed the recognized revenue and were previously recorded as deferred revenue. The Company continues to report deferred revenue related to these arrangements for advance payments on other deliverables included in the arrangements.

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

        We estimate the excess and obsolescence of inventory based on factors such as inventory on hand, historical usage and forecasted demand based on backlog and other factors. During 2012 there was uncertainty about future economic conditions in the PV industry that resulted in our conclusion that demand for existing multicrystalline products would be very limited. As a result, during the three-month period ended December 31, 2012, we incurred charges of $60.2 million to record PV inventory at its net realizable value, which considers our estimate of forecasted sales of units and selling prices. Additionally, the Company recorded charges of $8.4 million in cost of sales, in connection with amounts that had been advanced to our vendors for production of certain PV inventory. Such economic conditions continued to have an impact on the PV industry during 2013, but there were no new circumstances or events that impacted the need for additional charges during the year. In the event that our forecasted selling prices or units are inaccurate, additional charges may be incurred.

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

Valuation of Goodwill

        Goodwill is evaluated at the reporting unit level and is attributable to our PV and sapphire business segments. We assess our goodwill balance within our reporting units annually, as of the first day of the fourth fiscal quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis.

        The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit's fair value to its carrying value. If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In this step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in an analysis to calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. Our reporting units are consistent with the reportable segments identified in Note 19, Segment and Geographical Information (See Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report on Form 10-K), which are based on the manner in which we operate our business and the nature of those operations.

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

        We completed our annual goodwill impairment testing effective September 29, 2013 in accordance with our policy and concluded there was no impairment of the carrying value of goodwill.

        The evaluation of goodwill for impairment requires the exercise of significant judgment. While we believe the assumptions used in the annual and interim impairment tests are reasonable, the analysis is sensitive to adverse changes in the assumptions used in the valuations. In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses. In the event of future changes in business conditions, the Company will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these analyses are lower than current estimates, a material impairment charge may result at that time.

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

        We test our indefinite-lived IPR&D assets for impairment by comparing the fair value of each IPR&D asset to the carrying value for the asset. If the carrying value is greater than the fair value of the asset, the Company is required to write down the value of the IPR&D asset to its implied fair value. We will test its indefinite-lived IPR&D assets for potential impairment until the projects are completed or abandoned.

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

        In connection with the impairment analysis performed in September 2013, we evaluated the long-lived assets associated with the PV business at the lowest level of identifiable cash flows. Based on this analysis we determined that the undiscounted cash flows forecasted for our HiCz equipment asset group (which included finite-lived intangibles of $56 million) exceeded the asset groups carrying value and therefore no impairment was recognized. The forecasted undiscounted cash flows consider the Company's expectation that future PV products sales will be more focused on HiCz technology and that the market for PV products will recover. In the event that actual results or future revisions to our estimates significantly vary, material impairment charges may be incurred.

        Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Share-Based Compensation

        The Company grants stock options, restricted stock and restricted stock units at the discretion of the Board of Directors or a committee thereof, to certain employees, consultants and members of the Board of Directors. The Company's stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options, unless the awards are subject to market conditions, in which case the Company uses a binomial-lattice model (e.g. Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The fair value of stock option awards is affected by the Company's stock price as well as valuation assumptions, including the volatility of the Company's stock price, expected term of the option, risk-free interest rate and expected dividends.

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

        We regularly assess our ability to realize our deferred tax assets for each tax jurisdiction. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence we considered included, cumulative income generated over the three-year period ended December 31, 2013 (for our entities in the United States and Hong Kong), and sources of taxable income including our ability to carryback losses, non-expiration of loss carryforwards in the Hong Kong jurisdiction, future reversals of existing taxable temporary differences, and forecasted earnings for fiscal 2014 and 2015. Based on our review of all available evidence, we determined that no valuation allowance is required to reduce our deferred tax assets to the amount that is more likely than not to be realizable as of December 31, 2013.

Results of Operations

        The following tables set forth the results of operations as a percentage of revenue for the twelve-month period ended December 31, 2013 and the twelve-month period ended December 31, 2012 (unaudited) and the nine-month period ended December 31, 2012 and the nine-month period ended

December 31, 2011 (unaudited) and the twelve month period ended March 31, 2012 and the twelve-month period ended April 2, 2011:

	Twelve-Month Period Ended		Nine-Month Period Ended		Fiscal Year Ended
	December 31, 2013	December 31, 2012	December 31, 2012	December 31, 2011	March 31, 2012	April 2, 2011
Statements of Operations Data:*
Revenue	100%	100%	100%	100%	100%	100%
Cost of revenue	69	72	86	54	55	58

Gross profit	31	28	14	46	45	42
Research and development	28	10	15	6	5	3
Selling and marketing	5	2	3	3	2	2
General and administrative	23	8	12	8	6	5
Contingent consideration expense	—	(1)	(3)	1	1	1
Impairment of goodwill	—	8	15	—	—	—
Restructuring charges and asset impairments	2	5	9	—	—	—
Amortization of intangible assets	4	1	2	1	1	1

Income from operations	(31)	(5)	(39)	27	30	30
Interest income	—	—	—	—	—	—
Interest expense	(10)	(1)	(2)	(2)	(1)	—
Other income (expense), net	—	—	—	—	—	—

Income before income taxes	(41)	(6)	(41)	25	29	30
Provision for income taxes	(13)	3	(4)	8	9	11

Net income	(28)%	(9)%	(37)%	17%	20%	19%

*
Percentages subject to rounding.

Twelve-Month Period Ended December 31, 2013 Compared to Twelve-Month Period Ended December 31, 2012 (Unaudited)

        Revenue.    The following table sets forth revenue for the twelve-month periods ended December 31, 2013 and December 31, 2012.

	Twelve-Month Period Ended
Business Category	December 31, 2013	December 31, 2012	Change	% Change
	(dollars in thousands)
Photovoltaic business	$31,429	$48,925	$(17,496)	(36)%
Polysilicon business	219,731	460,606	(240,875)	(52)%
Sapphire business	47,807	224,005	(176,198)	(79)%

Total revenue	$298,967	$733,536	$(434,569)	(59)%

        Our total revenue decreased 59% to $299.0 million for the twelve-month period ended December 31, 2013, as compared to $733.5 million for the twelve-month period ended December 31, 2012, primarily due to limited demand for our products in each of our business segments.

        Revenue from our PV business decreased 36% to $31.4 million for the twelve-month period ended December 31, 2013 as compared to $48.9 million for the twelve-month period ended December 31, 2012. The decrease is primarily due to lower selling prices for DSS furnaces. The trend of decreased demand for DSS products began in fiscal year 2012 and, we believe, is the result of the excess capacity of solar wafers, modules and cells in the twelve month period ended December 31, 2013. Although there were more DSS units recognized in the twelve-month period ended December 31, 2013 when compared to the twelve-month period ended December 31, 2012 (with approximately 56% more units recognized in the twelve month period ended December 31, 2013), this increase was more then offset by a decrease in the weighted average selling price of approximately 50% in 2013 as compared to 2012.

        Revenue from our polysilicon business decreased by 52% to $219.7 million for the twelve-month period ended December 31, 2013 as compared to $460.6 million for the twelve-month period ended December 31, 2012. Included in 2012 polysilicon revenue is revenue from contracts that granted contractual rights which require revenue to be recognized ratably over the contract period. Revenue recognition on these contracts commenced when all other elements had been delivered and other contract criteria had been met. During the twelve-month period ended December 31, 2012, we recognized revenue on a ratable basis from these contracts of $181.7 million. There was no revenue recognized during the twelve-months ended December 31, 2013 associated with these contracts which is the primary driver of the decrease in revenue in this period. The decrease in revenue was also related to fewer hydrochlorination technology and equipment contracts whose revenue recognition process was completed during the twelve-month period ended December 31, 2013 than during the twelve-month period ended December 31, 2012. Revenue recognized on these contracts was approximately $34.9 million and $77.1 million for the twelve-month periods ended December 31 2013 and 2012, respectively. Polysilicon revenue may fluctuate significantly from period to period due to the changes in supply and demand in the marketplace and the length of time it takes to complete our obligations under the contracts. As a result of classifying the SDR-400™ an established product, we recognized revenue and gross profit of $148.9 million and $58.9 million, respectively, in the twelve months ended December 31, 2013, from two customer arrangements that included SDR-400™'s, prior to formal customer acceptance of the products.

        Our sapphire business revenue during the twelve-month period ended December 31, 2013 is attributable to the sale of sapphire equipment and material used mostly, we believe, in sapphire-based LED applications and other specialty markets. Revenue from our sapphire business was $47.8 million for the twelve-month ended December 31, 2013, as compared to $224.0 million for the twelve-month period ended December 31, 2012. The decrease in revenue for our sapphire business is primarily related to an 84% decrease in the number of ASF systems on which revenue was recognized during the twelve-month period ended December 31, 2013 as compared to the same period in the prior year.

        A substantial percentage of our revenue results from sales to a small number of customers. Three of our customers accounted for 63% of our revenue for the twelve-month period ended December 31, 2013 and three customers accounted for 52% of our revenue for the twelve-month period ended December 31, 2012. No other customer accounted for more than 10% of our revenue during the respective periods.

        Gross Profit and Gross Margins.    The following tables set forth gross profit and gross margin for the twelve-month periods ended December 31, 2013 and December 31, 2012:

	Twelve-Month Period Ended
	December 31, 2013	December 31, 2012	Change	% Change
	(dollars in thousands)
Gross profit
Photovoltaic business(1)	$8,676	$(53,926)	$62,602
Polysilicon business	95,225	187,440	(92,215)
Sapphire business(2)	(10,854)	72,890	(83,744)

Total	$93,047	$206,404	$(113,357)	(55)%

	Twelve-Month Period Ended
	December 31, 2013	December 31, 2012
Gross margins
Photovoltaic business(1)	28%	(110)%
Polysilicon business	43%	41%
Sapphire business(2)	(23)%	33%
Overall	31%	28%

(1)
Gross profit and gross margin for our PV business reflects charges of $0.4 million in connection with the write-down of excess and obsolete PV inventory for the twelve-month period ended December 31, 2013 and $72.5 million in connection with the write-down of excess and obsolete PV inventory and the write-off of certain PV vendor advances for the twelve-month period ended December 31, 2012.

(2)
Gross profit and gross margin for our sapphire business for the twelve-month periods ended December 31, 2013 and 2012 reflect charges of $4.5 million and $5.2 million for excess and obsolete inventory, respectively.

        Overall gross profit as a percentage of revenue, or gross margin, increased for the twelve-month period ended December 31, 2013 to 31% from 28% for the twelve-month period ended December 31, 2012. The overall increase in our gross margin was driven primarily by the increase in the gross margin of our PV business. This increase was offset, in part, by a decrease in margins from our sapphire business due to a relative increase in the portion of revenue attributed to sales of sapphire materials, which realized a lower margin than our sapphire equipment business. Additionally, the sapphire materials business recognized charges of $4.5 million related to excess and obsolete inventory during 2013. The lower gross margin in 2012 can be attributed to the significant charges for excess and obsolete inventory and the write-off of certain vendor advances in our PV business that were recorded in 2012.

        Our gross margins in our PV, polysilicon and sapphire businesses tend to vary depending on the volume, pricing and timing of revenue recognition.

        Our PV gross margin for the twelve-month period ended December 31, 2013 was 28% as compared to (110)% for the twelve-month period ended December 31, 2012. As in the prior year, during the twelve-month period ended December 31, 2013, the solar industry continued to face challenges related to, among other things, solar panel manufacturing overcapacity (and limited demand for solar wafers, panels and modules), weaker operating performance by manufacturers and weaker outlook, leading to the deterioration of the solar equipment market and, we believe, certain of our customers' financial condition. As reported in the twelve-month period ended December 31, 2012, we recorded a charge related to excess inventory of $60.2 million and during the same period we had to write off certain vendor advances in an amount equal to $8.4 million. Such writedowns established a new cost basis for our PV inventory for which we recognized a modest margin in 2013 subsequent to selling certain DSS units in excess of previous estimates that we forecasted we would be able to sell.

        Our polysilicon gross margins for the twelve-months ended December 31, 2013 and December 31, 2012 were 43% and 41%, respectively. The increase in polysilicon gross margins was primarily due to the recognition of revenue of approximately $17.0 million due to a contract termination with minimal corresponding cost of goods sold. This increase was partially offset by the mix of projects on which revenue was recognized with a greater amount of lower margin projects for which revenue was recognized in the twelve-month period ended December 31, 2013. There was no significant change to cost of sales for our polysilicon product offerings during these periods which drives the consistent margin when comparing the two periods.

        Our sapphire business gross margins were (23)% for the twelve-month period ended December 31, 2013, as compared to 33% for the twelve-month period ended December 31, 2012. Margins on the sale of our sapphire equipment are higher than our sapphire margins for material sales. The decrease in sapphire gross margins for the twelve-month period ended December 31, 2013 was primarily due to charges recorded during the twelve-month period ended December 31, 2013 for excess and obsolete inventory of $4.5 million, $3.5 million associated with warranty expense, the acceleration of depreciation of certain fixed assets totaling $2.5 million, as well as a decrease in the number of units (84% decrease) of our ASF systems as compared to the same period in the prior year. There was no change in the cost basis of our ASF system during the twelve months ended December 31, 2013. In addition, the decrease was driven, in part, by reduced production at our facility in Salem, Massachusetts. During the twelve-month period ended December 31, 2013 the majority of this facility was used for research and development activities and not for the production of material for customers. This decrease was also partially driven by a decrease in the market price of sapphire, resulting in a decrease of the average selling price of our sapphire materials as compared to the same period in the prior year.

        Operating Expenses.    The following table sets forth total operating expenses for the twelve-month periods ended December 31, 2013 and December 31, 2012:

	Twelve-Month Period Ended
	December 31, 2013	December 31, 2012	Change	% Change
	(dollars in thousands)
Operating Expenses
Research and development	$83,006	$70,649	$12,357	17%
Sales and marketing	15,379	15,115	264	2%
General and administrative	68,967	59,532	9,435	16%
Contingent consideration (income) expense	(1,119)	(8,965)	7,846	(88)%
Impairment of goodwill	—	57,037	(57,037)	(100)%
Restructuring charges and asset impairments	6,868	33,441	(26,573)	(79)%
Amortization of intangible assets	11,073	10,165	908	9%

Total	$184,174	$236,974	$(52,800)	(22)%

        Operating expenses decreased by approximately 22% year-over-year. Operating expenses were $184.2 million for the twelve-month period ended December 31, 2013 compared to $237.0 million for the twelve-month period ended December 31, 2012.

        Research and development expenses consist primarily of payroll and related costs, including stock-based compensation expense, for research and development personnel who design, develop, test and deploy our PV, polysilicon and sapphire equipment (and products under development), materials and services and the purchase of parts, components and consumables for our development efforts. We expect to continue to invest in new product development and attempt to expand certain of our existing product bases, as well as our efforts to introduce certain new products. Research and development expenses increased 17% to $83.0 million for the twelve-month period ended December 31, 2013, as compared to $70.7 million for the twelve-month period ended December 31, 2012. During the twelve-month period ended December 31, 2013, there was an increase in outside service related costs of $1.5 million, an increase in payroll-related costs of $9.6 million and an increase in costs associated with the disposal of certain fixed assets of $1.9 million, offset by decreases in various other research and development-related expenses. The foregoing increases in research and development costs were primarily in connection with projects related to our sapphire business.

        Selling and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses. Selling and marketing expenses remained relatively flat year-over-year, at $15.4 million for the twelve-month period ended December 31, 2013, as compared to $15.1 million for the twelve-month period ended December 31, 2012. The small increase was primarily due to increases of $1.0 million in each of payroll-related and non-production materials costs and decreases in outside service expenses and sales commissions of $0.9 million and $1.1 million, respectively. The rest of the difference was due to a net increase of $0.3 million in various other selling and marketing expenses. Sales commissions decreased as a result of the decrease in revenue and such commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.

        General and administrative expenses consist primarily of the following components: payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, human resources and other administrative personnel; depreciation and amortization of property and equipment we use internally; fees for professional services; rent and other facility-related expenditures for leased properties; the provision for doubtful accounts; insurance costs; and non-income related taxes. The increase in general and administrative expenses of 16% to $69.0 million in the twelve-month period ended December 31, 2013, as compared to $59.5 million for the twelve-month period ended December 31, 2012, was primarily due to increases in payroll-related expenses, outside services expenses, and facilities expenses of $5.0 million, $5.0 million, and $0.9 million, respectively, offset by a net decrease of $1.4 million in other general and administrative expenses, which include a $0.8 million decrease in bank charges and fees. The increase in payroll-related expenses was attributable to both bonus and share-based payment related expenses and the increase in outside services expenses was primarily due to an increase in legal expenses related to ongoing litigation and payment of $3.2 million for the settlement of certain litigation.

        Contingent Consideration Expense (Income).    Contingent consideration expense consists of the accretion of our contingent consideration liabilities to their respective fair values and contingent consideration income is associated with a decrease in the estimated fair value of contingent consideration based on an estimated probability of meeting any underlying targets and/or failure to meet the applicable underlying targets. Contingent consideration income decreased to $(1.1) million for the twelve-month period ended December 31, 2013, as compared to $(9.0) million for the twelve-month period ended December 31, 2012. Contingent consideration income for the twelve-month period ended December 31, 2013 was the result of the final operational and technical target related to the Confluence Solar acquisition, which acquisition took place in 2011, not being satisfied. This income was partially offset by expense associated with our acquisition of Twin Creeks due to our assessment of the increased likelihood that a contingent payment in connection with such transaction of $13.0 million may be made in the future. During the twelve-month period ended December 31, 2012, based on the failure to satisfy certain operational and technical targets by the contractual target dates in connection with the Confluence Solar acquisition, we determined that the earn-out opportunities related to these targets were not achieved during such twelve month period which drove the contingent consideration income in that period.

        Impairment of Goodwill.    We conducted our annual goodwill test for each of our reporting units as of September 29, 2013. The results of the first step of the impairment test indicated that goodwill for each reporting unit was not impaired as of September 29, 2013. As a result, no goodwill impairment charge was recorded for the year-ended December 31, 2013. For the twelve-month period ended December 31, 2012, we recorded goodwill impairment charges of $57.0 million related to our PV business. In light of challenges in the polysilicon, PV and sapphire (including LED) industries during the three months ended December 31, 2012, including, (i) oversupply of, or limited demand for, end products that are manufactured with equipment sold by us, (ii) ongoing trade disputes between the U.S., European Union and South Korea, on the one hand, and China on the other, which adversely impacted the businesses of our customers, (iii) liquidity challenges being faced by companies in the polysilicon, PV and sapphire industries, (iv) the deterioration of our customers financial condition, and

(v) the sustained decline in our stock price and a significant decline in our financial outlook for the next few years, we concluded that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the PV reporting unit.

        The evaluation of goodwill for impairment requires the exercise of significant judgment. In the event of future changes in business conditions, we will be required to reassess and update our forecasts and estimates used in future impairment analyses. If the results of these analyses are lower than current estimates, a material impairment charge may result at that future time.

        Restructuring Charges and Asset Impairments.    As part of a program to reduce costs and increase operational efficiencies, we announced, on October 31, 2012, a plan to streamline worldwide operations to better align our cost structure with market conditions and enhance our ability to pursue strategic growth initiatives. This program included a 25% reduction in our global workforce. In connection with this plan, we incurred aggregate pre-tax restructuring charges comprised of severance, other termination benefits, substantially all of which will be paid in cash, and asset impairments of $3.7 million during the twelve-month period December 31, 2012. In connection with the idling of the Hazelwood facility, we recorded $29.8 million of restructuring and asset impairment expense during the quarter ended December 31, 2012 to the PV segment, comprised of $0.5 million of severance and related benefits and $29.3 million for the write-down to fair value of certain long-lived, intangible assets and other assets associated with the Hazelwood facility. Restructuring charges and asset impairments decreased by $26.6 million in the twelve-month period December 31, 2013 when compared to the comparable prior year period, during which the Hazelwood facility was permanently idled and the Company recorded $1.9 of additional charges related to the Hazelwood facility's lease exit costs, $0.6 of other contract termination costs related to this facility and $4.0 of impairment charges related to the HiCz fixed assets, respectively.

        Amortization Expense.    Amortization of intangible assets consists of the amortization of intangible assets obtained in business or technology acquisitions. Amortization expense attributed to intangible assets increased 9% to $11.1 million for the twelve-month period ended December 31, 2013, as compared to $10.2 million for the twelve-month period ended December 31, 2012. The increase was primarily driven by the amortization related to the Thermal Technology acquisition which took place in 2013.

        Interest Income.    Interest income includes interest earned on invested cash and marketable securities. Interest income increased to $0.4 million for the twelve-month period ended December 31, 2013, as compared to $0.2 million for the twelve-month period ended December 31, 2012. The increase in interest income for the twelve-month period ended December 31, 2013 was driven primarily by the returns earned on our invested cash. We typically invest our excess cash primarily in money market mutual funds and time deposits.

        Interest Expense.    Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense increased to $31.8 million for the twelve-month period ended December 31, 2013, as compared to $9.4 million for the twelve-month period ended December 31, 2012. Interest expense in twelve months ended December 31, 2013 includes interest expense of $18.3 million and $1.0 million associated with our 3.00% Senior Convertible Notes due 2017 and our 3.00% Senior Convertible Notes due 2020, respectively, as well as non-cash interest expense of $1.6 million related to the Prepayment Agreement entered into with Apple. Also included in interest expense for the twelve-month period ended December 31, 2013 was $5.9 million of non-cash charges for the amortization of deferred financing costs in connection with the 2012 Credit Facility with Bank of America N.A (and certain other lenders), which Credit Facility was repaid in full and terminated by October 30, 2013.

        Other income (expense), net.    Other income, net, was $0.1 million for the twelve-month period ended December 31, 2013 as compared to other expense, net of $1.0 million for the twelve-month period ended December 31, 2012. During the twelve-month period ended December 31, 2012, we recorded foreign currency losses on the ineffective portion of our foreign currency exchange forward contracts of $0.9 million. There were no such losses in the twelve months ended December 31, 2013.

        (Benefit) Provision for Income Taxes.    Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions world-wide.

        Our world-wide effective tax rate was 32.39% (benefit) for the twelve-month period ended December 31, 2013 and a 55.20% provision for the twelve-month period ended December 31, 2012. During the twelve-month period ended December 31, 2012, we recorded an income tax provision on book losses due to items that are non-deductible for income tax purposes such as an impairment of goodwill. During the twelve-month period ended December 31, 2013, we recorded an income tax benefit due to the generation of book losses.

        We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to examination by federal, state, and foreign tax authorities. Our U.S. tax returns for fiscal years ending March 31, 2009 and later are open. We are under examination by the Internal Revenue Service, or IRS' for its fiscal years ended March 28, 2009 and April 3, 2010. We plan to vigorously defend all tax positions taken. In addition, the statute of limitations is open for all state and foreign jurisdictions.

Nine-Month Period Ended December 31, 2012 Compared to Nine-Month Period Ended
December 31, 2011 (Unaudited)

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

        Revenue from our PV business decreased 95% to $17.6 million for the nine-month period ended December 31, 2012 as compared to $344.2 million for the nine-month period ended December 31, 2011. The decrease is primarily due to limited demand for our DSS products, which led to both fewer orders and shipments of our DSS products to solar manufacturers as compared to the corresponding period in the preceding period. This trend of decreased demand for DSS products began in fiscal year 2012 and, we believe, was the result of the excess capacity of solar wafers, modules and cells.

        Revenue from our polysilicon business increased by 46% to $306.7 million for the nine-month period ended December 31, 2012 as compared to $209.3 million for the nine-month period ended December 31, 2011. Polysilicon revenue for the nine-month period ended December 31, 2012 relates primarily to contracts that were in our order backlog as of March 31, 2012, for which the revenue recognition process has been completed. The increase was driven primarily by revenue recognized on customer contracts for the sale of hydrochlorination equipment and technology. Polysilicon revenue may fluctuate significantly from period to period due to the changes in supply and demand in the marketplace and the length of time it takes to complete our obligations under the contracts. As a result of this variability, our polysilicon business tends to have a higher level of deferred revenue than our other business segments. Approximately 93% and 73% of our deferred revenue balances at December 31, 2012 and December 31, 2011, respectively, related to our polysilicon business.

        Included in polysilicon revenue for these periods was revenue from contracts that grant contractual rights which require revenue to be recognized ratably over the contract period. Revenue recognition on these contracts commenced when all other elements had been delivered and other contract criteria had been met. During the nine-month periods ended December 31, 2012 and December 31, 2011, we recognized revenue on a ratable basis from the contracts of $128.8 million and $132.1 million, respectively.

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

        Gross Profit and Gross Margins.    The following tables set forth gross profit and gross margin for the nine-month periods ended December 31, 2012 and December 31, 2011.

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

        Our PV gross margins for the nine-month period ended December 31, 2012 were not meaningful as a result of the significant write-down of PV inventories and the write-off of certain PV vendor advances, as noted above. PV gross margin for the nine-month period ended December 31, 2011 were 48%. During the nine-month period ended December 31, 2012, the solar industry continued to face increasing challenges related to, among other things, solar panel manufacturing overcapacity (and limited demand for solar wafers, panels and modules), trade disputes centered on solar products, weaker operating performance by manufacturers and outlook, leading to the deterioration of the solar equipment market and our customers' financial condition. We concluded that these factors had significantly decreased the demand for our DSS products and we temporarily discontinued any significant future investments in our DSS product line. We considered the impact of these industry circumstances on our balance of DSS inventory and determined that there was inventory in excess of forecasted demand. As a result, we recorded a charge related to excess inventory of $60.2 million during the three-months ended December 31, 2012 and during the same period we had to write off of all remaining PV vendor advances in an amount equal to $8.4 million. In addition, there was a decrease in the average selling price and number of DSS units shipped as compared to the nine-month period ended December 31, 2011. For the nine-month period ended December 31, 2012, the cost of equipment sold and fixed periodic costs exceeded revenue.

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

        Operating expenses were $200.8 million for the nine-month period ended December 31, 2012 compared to $110.2 million for the nine-month period ended December 31, 2011.

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

        On January 10, 2013, we announced a plan to cease operations at its Hazelwood, Missouri facility ("Hazelwood facility"). The idling of the Hazelwood facility was part of our efforts to reduce costs and optimize our research and development activities and the idling of the facility was expected to be completed on or before March 30, 2013. In connection with this action, we terminated the employment of 37 of the Hazelwood facility employees at various dates in the first quarter of fiscal 2013. We determined that as of December 31, 2012 it was probable that employees would be entitled to receive severance and related benefits and that these amounts were estimable and accordingly recorded the expense during the quarter ended December 31, 2012. In connection with the idling of the Hazelwood facility, we recorded $29.8 million of restructuring and asset impairment expense during the quarter ended December 31, 2012 to the PV segment, comprised of $0.5 million of severance and related benefits and $29.3 million for the write-down to fair value of certain long-lived, intangible assets and other assets associated with the Hazelwood facility.

        There are no comparable amounts for prior periods. For further details, see Note 12, Restructuring and Asset Impairments, of Notes to Consolidated Financial Statements for further information.

        Impairment of Goodwill.    We conducted our annual goodwill test for each of reporting units as of September 30, 2012. The results of the first step of the impairment test indicated that goodwill for each reporting unit was not impaired as of September 30, 2012. In light of challenges in the polysilicon, PV and sapphire (including LED) industries during the three months ended December 31, 2012, including, (i) oversupply of, or limited demand for, end products that are manufactured with equipment sold by us, (ii) ongoing trade disputes between the U.S., European Union and South Korea, on the one hand, and China on the other, which had adversely impacted the businesses of our customers, (iii) liquidity challenges being faced by companies in the polysilicon, PV and sapphire industries, (iv) the deterioration of our customers financial condition, and (v) the sustained decline in our stock price and a significant decline in our financial outlook for the next few years, we determined that sufficient impairment indicators existed to require performance of an additional interim goodwill impairment analysis as of December 31, 2012.

        Based on the results of our impairment test, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the PV reporting unit. As a result, we recorded a $57.0 million goodwill impairment charge on December 31, 2012. Based on the results of our analysis, there was no indication of an impairment of goodwill for the sapphire reporting unit.

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

        Interest Expense.    Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased to $8.6 million for the nine-month period ended December 31, 2012, as compared to $12.2 million for the nine-month period ended December 31, 2011. The decrease was due primarily to the lower interest rate on our Credit Facility with Bank of America N.A (and certain other lenders) (which was entered into in January 2012 and subsequently terminated in October 2013) as compared to the one it replaced. In addition, during the three months ended July 2, 2011, we made a voluntary prepayment of $20.0 million under our credit facility with Credit Suisse (which was subsequently terminated and repaid). In connection with this prepayment, we recorded a charge of $0.9 million to accelerate a portion of the outstanding deferred financing fees under this credit facility. This decrease was offset, in part, by interest expense of $4.5 million associated with our 3.00% Senior Convertible Notes due 2017 which were issued on September 28, 2012. Included in interest expense for the nine-month period ended December 31, 2012 was $1.1 million of charges for the amortization of deferred financing costs in connection with the 2012 Credit Facility with Bank of America N.A (and certain other lenders) and our 3.00% Senior Convertible Notes due 2017. The balance of interest expense relates primarily to interest expense for the nine month period ended December 31, 2012 associated with the 2012 Credit Facility we entered into with Bank of America N.A. (and certain other lenders).

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

        Changes in the mix of income before income taxes between the U.S. and foreign countries also impacted our effective tax rates. The majority of our revenue came from the Polysilicon segment which is taxed primarily in higher tax jurisdictions. Due to this jurisdictional mix of income/loss, we had at such time current taxable income in the US, a higher tax jurisdiction while lower tax jurisdictions, namely Hong Kong, were previously reporting losses.

        We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We were subject to examination by federal, state, and foreign tax authorities. Our U.S. tax returns were in appeals for fiscal years ending March 31, 2007 and 2008. We were also under examination by the Internal Revenue Service, or IRS, for our fiscal years ending March 28, 2009 and April 3, 2010. In addition, the statute of limitations was, at such time, open for all state and foreign jurisdictions. As of December 31, 2012, we classified approximately $1,936 of unrecognized tax benefits as short-term. These unrecognized tax benefits relate to positions under appeals for the fiscal 2007 and fiscal 2008 tax years.

 Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Period Ended April 2, 2011

        Revenue.    The following table sets forth revenue for the fiscal years ended March 31, 2012 and April 2, 2011.

	Twelve-Month Period Ended
Business Category	March 31, 2012	April 2, 2011	Change	% Change
	(dollars in thousands)
Photovoltaic business	$375,546	$740,088	$(364,542)	(49)%
Polysilicon business	363,278	143,591	219,687	153%
Sapphire business	216,881	15,305	201,576	1,317%

Total revenue	$955,705	$898,984	$56,721	6%

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

	Twelve-Month Period Ended
	March 31, 2012	April 2, 2011	Change	% Change
	(dollars in thousands)
Gross profit
Photovoltaic business	$183,512	$314,609	$(131,097)
Polysilicon business	157,420	59,873	97,547
Sapphire business	85,868	3,513	82,355

Total	$426,800	$377,995	$48,805	13%

	Twelve-Month Period Ended
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

        Operating Expenses.    The following table sets forth total operating expenses for the fiscal years ended March 31, 2012 and April 2, 2011:

	Twelve-Month Period Ended
	March 31, 2012	April 2, 2011	Change	% Change
	(dollars in thousands)
Operating Expenses
Research and development	$49,872	$23,753	$26,119	110%
Sales and marketing	19,763	19,792	(29)	—%
General and administrative	64,117	54,386	9,731	18%
Contingent consideration expense (income)	4,458	2,262	2,196	97%
Amortization of intangible assets	8,198	4,500	3,698	82%

Total	$146,408	$104,693	$41,715	40%

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

Liquidity and Capital Resources

Overview

        We fund our operations generally through cash generated by operations, prepayments made to us by Apple Inc., proceeds from our debt and stock offerings and proceeds from exercises of stock awards.

        Our combined cash and cash equivalents increased by $80.1 million during the fiscal year ended December 31, 2013, from $418.1 million as of December 31, 2012 to $498.2 million as of December 31, 2013. Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies.

        On January 31, 2012, we, our principal U.S. operating subsidiary (the "U.S. Borrower") and our Hong Kong subsidiary (the "Hong Kong Borrower") entered into a credit agreement (the "2012 Credit Agreement"), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (or "Bank of America") and the lenders from time to time party thereto. The 2012 Credit Agreement consisted of a term loan facility (the "2012 Term Facility") provided to the U.S. Borrower in an aggregate principal amount of $75 million with a final maturity date of January 31, 2016, a revolving credit facility (the "U.S. Revolving Credit Facility") available to the U.S. Borrower in an aggregate principal amount of $25 million with a final maturity date of January 31, 2016 (this revolving facility was eliminated pursuant to an amendment adopted in 2013) and a revolving credit facility (the "Hong Kong Revolving Credit Facility"; together with the U.S. Revolving Credit Facility, the "2012 Revolving Credit Facility"; and together with the 2012 Term Facility, the "2012 Credit Facilities") available to the Hong Kong Borrower in an aggregate principal amount of $150 million (which was reduced to $125 million pursuant to an amendment adopted in 2013) with a final maturity date of January 31, 2016. The 2012 Term Facility was increased by $70 million to $145 million pursuant to joinder agreements entered into in June 2012 (and we pre-paid $40 million of the 2012 Term Facility in February 2013).

        On October 30, 2013, we terminated the 2012 Credit Agreement and paid off all outstanding borrowing under the 2012 Credit Agreement. As of October 30, 2013, there are no amounts outstanding under the 2012 Revolving Credit Facility and no outstanding stand-by letters of credit under the 2012 Revolving Credit Facility.

        On October 31, 2013, we entered into a Prepayment Agreement with Apple pursuant to which we are eligible to receive $578 million (the "Prepayment Amount"), in four separate installments, if conditions are met, as payment in advance for the purchase of sapphire goods. As of December 31, 2013, we had received $225 million from Apple (and the second installment was received in January 2014). We required to repay this amount ratably over a five year period ending in January 2020, either as a credit against Apple purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. Our obligation to repay the Prepayment Amount may be accelerated under certain circumstances. Our obligations under the Prepayment Agreement are secured by (i) the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of the Company and the owner of the ASF systems and related equipment used in the Arizona facility), which principally consists of the ASF systems purchased with the Prepayment Amount and the portion of the Prepayment Amount which is held by GT Equipment Holdings LLC and not yet disbursed to purchase ASF systems and related equipment, and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC. While the MDSA specifies the Company's minimum and maximum supply commitments, Apple has no minimum purchase requirements under the terms of the MDSA. We determined the installments of the Prepayment Amount that we receive should be recorded as debt at fair value on the date of receipt of each installment. The difference between the fair value of the debt and the Prepayment Amount proceeds received ("debt discount") is being recognized as deferred revenue. The debt discount is being amortized to interest expense over a 6-year period ending December 2019. The initial installment of $225 million was received on November 15, 2013, and as of December 31, 2013, $172.5 million is reflected within prepayment obligation and $54.1 million is recorded as deferred revenue.

        On September 28, 2012, we issued $220 million aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the "2017 Notes"). The net proceeds from the issuance of the 2017 Notes were approximately $212.6 million after deducting fees paid to the initial purchasers and other offering costs. The 2017 Notes are senior unsecured obligations of the Company, which pay interest in cash semi-annually (on April 1 and October 1 of each year) at a rate of 3.00% per annum beginning on April 1, 2013. The 2017 Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee. The 2017 Notes are not redeemable by the Company.

        In connection with the offering of the 2017 Notes, we entered into separate convertible note hedging transactions and warrant transactions with multiple counterparties. For additional information on the convertible note hedge and warrant transactions, see Note 11 to the notes to our consolidated financial statements in Item 8 "Financial Statements" included elsewhere in this Annual Report on Form 10-K.

        On December 10, 2013, we issued $214 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The net proceeds from the issuance of the 2020 Notes were approximately $206.5 million, after deducting fees paid to the initial purchasers and other offering costs. The 2020 Notes are our senior unsecured obligations, which pay interest in cash semi-annually (on June 15 and December 15 of each year) at a rate of 3.00% per annum beginning on June 15, 2014. The 2020 Notes are governed by an Indenture dated December 10, 2013 with U.S. Bank National Association, as trustee. The 2020 Notes are not redeemable by the Company.

        In a concurrent offering on December 10, 2013, we issued a total of 9.9 million shares of common stock at a per share price of $8.65, or an aggregate of approximately $86.0 million. The net proceeds from this common stock issuance was approximately $81.6 million after deducting costs associated with the stock issuance.

        As noted above, our cash and cash equivalents balances increased by $80.1 million during the fiscal year ended December 31, 2013, from $418.1 million as of December 31, 2012 to $498.2 million as of December 31, 2013. The increase was principally attributable to $214.0 million and $81.6 million of proceeds in connection with the December 10, 2013 issuance of the 2020 Notes and common stock, respectively, in addition to the $225.0 million prepayment received from Apple, of which $93.4 million was restricted as of December 31, 2013 (this represents the portion of the Prepayment Amount that was transferred to the Company but was not yet used, as of December 31, 2013, to purchase components for ASF equipment and related equipment). These inflows were offset, in part, by payments of $39.9 million for the purchase of property, plant and equipment, principal payments of $139.6 million for the credit facility and the remainder of the amount was principally attributable to cash utilized in connection with working capital purchases. The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 8 of this Annual Report on Form 10-K.

        Net cash provided by operating and financing activities in each of the twelve-month period ended December 31, 2013, nine-month period ended December 31, 2012 and twelve-month period ended March 31, 2012 has allowed us to fund our working capital requirements. We manage our cash inflows through the use of customer deposits, milestone billings and Prepayment Amounts that are intended to allow us in turn to meet our cash outflow requirements, which consist primarily of vendor payments and prepayments for contract related costs (raw material and components costs) and payroll and overhead costs. Customer deposits for equipment are initially classified as deposits, and then reclassified to deferred revenue when equipment has been shipped or services have been provided, but revenue has not yet been recognized. We generally make advance payments to suppliers after the corresponding deposit is received from our equipment customers. The installments of the Prepayment Amount are classified as debt upon receipt.

        At December 31, 2013, we had $498.2 million in cash and cash equivalents, of which $76.3 million was held by certain of our foreign subsidiaries. In addition, $94.7 million of cash (reflected in restricted cash) was restricted at December 31, 2013, $93.4 million of which relates to a portion of the Prepayment Amount as mentioned above. We currently intend that cash and cash equivalents held by our foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund working capital requirements and repay debt (primarily inter-company) and, in the event we were to undertake certain strategic initiatives, we may use this cash for such strategic initiatives (such as investment, expansion and acquisitions) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate cash and cash equivalents held by foreign subsidiaries to the United States because our cash and cash equivalents held in the United States are currently sufficient (and are expected to continue to be sufficient for at least the next 12 months) to fund the cash needs of our operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the our operations in the United States or for the purpose of making certain strategic investments in the United States, the repatriation of such amounts to the United States would result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to us to fund our operations by the amount of taxes paid.

        Our principal uses of cash are for raw materials and components, wages, salaries and investment activities, such as the purchase of property, plant and equipment and servicing our debt obligations. We have historically outsourced a significant portion of our manufacturing and therefore required minimal capital expenditures to meet our production demands, but expect this will not be the case for our expanded sapphire materials business, which requires a significant investment in capital expenditures. Our capital expenditures for our fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year end March 31, 2012, were $39.9 million, $25.2 million, and $48.2 million respectively, which were used primarily for improving or expanding product offerings, specifically sapphire materials, expanding certain of our facilities and business information systems. Our total capital expenditures in the fiscal year ending December 31, 2014 are expected to range from approximately $540 million to approximately $560 million, consisting primarily of capital expenditures for sapphire material operations. The foregoing estimate of our capital expenditures in the twelve month period ending December 31, 2014 excludes any capital expenditures we may make in connection with any business, assets or technologies we may acquire during this period.

        We believe that our existing cash, customer deposits and prepayment installment proceeds will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other cash requirements for at least the next twelve months. We, however, consistently review strategic opportunities in an effort to find opportunities to improve our products, technologies, operations, overall business and increase shareholder value, these opportunities may include business acquisitions, technology licenses, dividends to shareholders, prepayment of our outstanding convertible notes using cash, accelerated prepayments of outstanding indebtedness and joint ventures. If we were to engage in any of the foregoing, it could require that we utilize a significant amount of our available cash and, as a result, we may be required to increase our outstanding indebtedness or raise additional capital through the sale of equity, debt, convertible notes or a combination thereof, which may not be available on favorable terms, or at all.

Cash Flows

        The following discussion of the changes in our cash balance refers to the various sections of our consolidated statements of cash flows, which appears in Item 8 of this Annual Report on Form 10-K. The following table summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Year Ended	Nine-Month Period Ended	Fiscal Year Ended
	December 31, 2013	December 31, 2012	March 31, 2012
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(159,104)	$(151,478)	$217,673
Investing activities	91,774	(35,176)	(107,983)
Financing activities	146,996	253,778	(121,643)
Effect of foreign exchange rates on cash	452	68	107

Net (decrease) increase in cash and cash equivalents	$80,118	$67,192	$(11,846)

Cash Flows From Operating Activities

        For the fiscal year ended December 31, 2013, our cash used in operations was $159.1 million. Cash used by operating activities is net income adjusted for certain non-cash items and changes in certain operating assets and liabilities. For the fiscal year ended December 31, 2013 our cash used in operations was related to our net loss combined with a net cash outflow from changes in operating assets and liabilities and the effects of non-cash amortization, depreciation, and share-based compensation. Specifically, the changes in operating assets were a decrease in customer deposits of $91.0 million, a decrease in deferred revenue of $59.2 million, a decrease in income taxes payable of $18.8 million and a net loss of $82.8 million. These amounts were offset by sources of cash related to a decrease in inventories of $9.3 million and increase in accounts payable and accrued expenses of $29.8 million.

        For the nine-month period ended December 31, 2012, our cash used in operations was $151.5 million. Our cash used in operations was driven primarily by a decrease in customer deposits of $151.0 million, a decrease in deferred revenue of $74.2 million and a decrease in income taxes payable of $14.9 million, a net loss of $142.3 million and an increase in inventories of $43.1 million (excluding the effect of inventory write-offs). These amounts were offset by non-cash inventory write-offs of $68.6 million, non-cash impairment of goodwill of $57.0 million, a decrease in deferred costs of $46.4 million, a decrease in accounts receivable $41.5 million, non-cash asset impairments of $30.3 million and a write-off of PV vendor advances of $8.4 million.

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

Cash Flows From Investing Activities

        For the fiscal year ended December 31, 2013, our cash provided by investing activities was $91.8 million. Capital expenditures for this fiscal year were approximately $39.9 million. These capital expenditures were primarily used for expanding our materials business. We had a net cash inflow of $131.6 million for capital expenditure advances during the twelve-month period ended December 31, 2013 which represents the release of restricted cash received from Apple to be used to purchase ASF components in the Arizona facility in connection with sapphire materials operations.

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

Cash Flows From Financing Activities

        For the fiscal year ended December 31, 2013, cash provided by financing activities was $147.0 million, driven primarily by $214.0 million of proceeds in connection with the issuance of our 3.0% senior convertible notes due 2020 and $81.6 million in proceeds from our common stock offering in December 2013. This cash provided by financing activities was offset, in part by the $139.6 million principal payments made in connection with the termination of the credit facility.

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

Long Term Debt

  Bank of America Credit Agreement

        On January 31, 2012, we, our principal U.S. operating subsidiary (the "U.S. Borrower") and our Hong Kong subsidiary (the "Hong Kong Borrower") entered into a credit agreement (the "2012 Credit Agreement"), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (or "Bank of America") and the lenders from time to time party thereto. The 2012 Credit Agreement consisted of a term loan facility (the "2012 Term Facility") provided to the U.S. Borrower in an initial aggregate principal amount of $75 million with a final maturity date of January 31, 2016, a revolving credit facility (the "U.S. Revolving Credit Facility") available to the U.S. Borrower in an initial aggregate principal amount of $25 million with a final maturity date of January 31, 2016 (this revolving facility was eliminated pursuant to an amendment adopted in 2013) and a revolving credit facility (the "Hong Kong Revolving Credit Facility"; together with the U.S. Revolving Credit Facility, the "2012 Revolving Credit Facility"; and together with the 2012 Term Facility, the "2012 Credit Facilities") available to the Hong Kong Borrower in an initial aggregate principal amount of $150 million (which was reduced to $125 million pursuant to an amendment adopted in 2013) with a final maturity date of January 31, 2016. The 2012 Term Facility was increased to $145 million pursuant to joinder agreements entered into in June 2012 (and we pre-paid $40 million of the 2012 Term Facility in February 2013).

        On October 30, 2013, we terminated the 2012 Credit Agreement and paid off all outstanding borrowing under the 2012 Credit Agreement using available cash. For additional information on the 2012 Credit Agreement, see Note 11 to the notes to our condensed consolidated financial statements Item 8 "Financial Statements" included elsewhere in this Annual Report on Form 10-K.

  3.00% Convertible Senior Notes due 2017

        On September 28, 2012, we issued $220.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the "2017 Notes"). The net proceeds from the issuance of the 2017 Notes were approximately $212.6 million, after deducting fees paid to the initial purchasers and other offering costs. The 2017 Notes are our senior unsecured obligations, which pay interest in cash semi-annually (on April 1 and October 1 of each year) at a rate of 3.00% per annum beginning on April 1, 2013. The 2017 Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee (the "2017 Indenture"). The 2017 Notes are not redeemable by us.

        The 2017 Notes will mature on October 1, 2017, unless earlier repurchased or converted in accordance with their terms prior to such date. The 2017 Notes may be converted, under those certain conditions identified in the 2017 Indenture, based on an initial conversion rate of 129.7185 shares of common stock per $1,000 principal amount of 2017 Notes (which represents an initial effective conversion price of the 2017 Notes of $7.71 per share), subject to adjustment as also described in the 2017 Indenture.

        In accordance with accounting guidance for debt with conversion and other options, we accounted for the liability and equity components of the 2017 Notes separately. The estimated fair value of the liability component at the date of issuance was $154.9 million and was computed based on the fair value of similar debt instruments that do not include a conversion feature. The equity component of $65.1 million was recognized as a debt discount and represents the difference between the $220.0 million of gross proceeds from the issuance of the 2017 Notes and the $154.9 million estimated fair value of the liability component at the date of issuance.

        Issuance costs of $7.4 million related to the issuance of the 2017 Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively.

        For additional information, refer to Note 11 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Convertible Note Hedge Transactions and Warrant Transactions

        In connection with the offering of the 2017 Notes, we entered into separate convertible note hedging transactions and warrant transactions with multiple counterparties.

        Pursuant to the convertible note hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to 28.5 million shares of our common stock, or an equivalent amount in cash or a combination of cash and shares, subject to customary anti-dilution adjustments, at a strike price of $7.71, that is equal to the initial conversion price of the 2017 Notes. Our exercise rights under the call options trigger upon conversion of the 2017 Notes and the call options terminate upon the maturity of the 2017 Notes, or the first day the 2017 Notes are no longer outstanding. The convertible note hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential cash payments or potential dilution upon conversion of the 2017 Notes. We paid $57.9 million for the convertible note hedges.

        We also sold warrants to multiple counterparties that provide the counterparties rights to acquire from us up to approximately 28.5 million shares of our common stock. The strike price of the warrants will initially be $9.9328 per share, which is 67.5% above the last reported sale price of our common stock on September 24, 2012. The warrants expire incrementally on a series of expiration dates following the maturity dates of the 2017 Notes. At expiration, if the market price per share of our common stock exceeds the strike price of the warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The warrants could have a dilutive effect on earnings per share to the extent that the market value per share of the our common stock exceeds the strike price of the warrants. Proceeds received from the warrant transactions totaled $41.6 million.

3.00% Convertible Senior Notes due 2020

        On December 10, 2013, we issued $214.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The net proceeds from the issuance of the 2020 Notes were approximately $206.5 million, after deducting fees paid to the initial purchasers and other offering costs. The 2020 Notes are our senior unsecured obligations, which pay interest in cash semi-annually (on June 15 and December 15 of each year) at a rate of 3.00% per annum beginning on June 15, 2014. The 2020 Notes are governed by an Indenture dated December 10, 2013 with U.S. Bank National Association, as trustee (the "2020 Indenture"). The 2020 Notes are not redeemable by us.

        The 2020 Notes will mature on December 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. The 2020 Notes may be converted, under those certain conditions identified in the 2020 Indenture, based on an initial conversion rate of 82.5764 shares of common stock per $1,000 principal amount of 2020 Notes (which represents an initial effective conversion price of the 2020 Notes of $12.11 per share), subject to adjustment as described in the 2020 Indenture.

        In accordance with accounting guidance for debt with conversion and other options, we accounted for the liability and equity components of the 2020 Notes separately. The estimated fair value of the liability component at the date of issuance was $115.2 million and was computed based on the fair value of similar debt instruments that do not include a conversion feature. The equity component of $98.8 million was recognized as a debt discount and represents the difference between the $214.0 million of gross proceeds from the issuance of the 2020 Notes and the $115.2 million estimated fair value of the liability component at the date of issuance.

        Issuance costs of $7.5 million related to the issuance of the 2020 Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively.

        For additional information, refer to Note 11 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Agreements with Apple Inc.

        On October 31, 2013, our principal U.S. subsidiary, GTAT Corp., entered into a Prepayment Agreement with Apple pursuant to which we are eligible to receive $578.0 million (the "Prepayment Amount"), in four separate installments, as payment in advance for the purchase of sapphire material. We are required to repay this amount ratably over a five year period ending in January 2020, either as a credit against amounts due from Apple purchases of sapphire material under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. Our obligation to repay the Prepayment Amount may be accelerated under certain circumstances. Our obligations under the Prepayment Agreement are secured by the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of GTAT Corp.), which principally consists of the ASF systems purchased with the Prepayment Amount and the portion of the Prepayment Amount which is held by GT Equipment Holdings LLC and not yet disbursed to purchase ASF systems, and a pledge of all of the equity interests of GT Equipment Holdings LLC. While the MDSA specifies the Company's minimum and maximum supply commitments, there are no minimum purchase requirements under the terms of the MDSA.

        For additional information, refer to Note 3 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

        As of December 31, 2013, we had no outstanding forward foreign exchange contracts.

        During the fiscal year ended December 31, 2013, we did not record any other expense in connection with ineffective portions of certain foreign currency forward exchange contracts.

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

  Standby Letters of Credit

        As of December 31, 2013, we had $1.3 million of standby letters of credit outstanding. These letters of credit were cash collateralized and represented performance guarantees issued against certain equipment customer deposits. These standby letters of credit are scheduled to expire within the next twelve months and have not been included in the consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

        We have contractual obligations and commitments in the form of operating leases, purchase commitments, contingent consideration, prepayment obligations, debt obligations and certain other liabilities.

        The following table reflects our contractual obligations and commercial commitments as of December 31, 2013:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(dollars in thousands)
Operating lease obligations(a)	$19,673	$5,183	$4,634	$3,234	$6,622
Purchase commitments under agreements(b)	473,639	454,325	19,114	200	—
Contingent consideration obligations(c)	75,085	16,391	26,944	17,500	14,250
Long term debt obligations(d)	434,000	—	—	220,000	214,000
Prepayment obligation(e)	225,000	—	90,000	90,000	45,000
Interest obligations(d)	69,282	13,020	26,040	17,772	12,450
Other long-term liabilities(f)(g)	3,959	3,772	—	—	187

Total	$1,300,638	$492,691	$166,732	$347,060	$294,155

(a)
These amounts represent our minimum operating lease payments due under non-cancellable operating leases as of December 31, 2013. For additional information about our operating leases, refer to Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(b)
Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, PV and sapphire raw materials and ancillary equipment. These agreements specify future quantities and pricing of products to be supplied by the vendors and we may be subject to a financial penalty, including forfeiting any deposits in the event that we terminate the arrangements. Certain portions of the purchase commitments are satisfied in advance of the delivery of goods in the form of prepayments, which are then offset against future orders upon delivery. As of

  December 31, 2013, our outstanding prepayments under certain of these purchase commitments amounted to $39.0 million.

(c)
Consists of contingent payments, which have not been risk adjusted or discounted, that we may be obligated to in connection with the Thermal Technology and Twin Creeks acquisitions based on the full achievement of certain contingent consideration targets.

(d)
Amounts relate to the principal amounts due under our 3.00% Senior Convertible Notes due 2017 and 2020. For additional information about our long-term debt, refer to Note 11 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(e)
Amounts relate to repayment of funds received as of December 31, 2013 in relation to the Prepayment Agreement with Apple Inc. Refer to Note 11 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(f)
Other long-term liabilities are a liability related to asset retirement obligations and long-term employee incentive payments. Amounts related to asset retirement obligations represent the amounts expected to be paid in the future based on our current estimates of the costs to complete our obligations.

(g)
Liabilities for unrecognized income tax benefits, and the associated interest and penalties, of $28.1 million as of December 31, 2013 are not included in the table above as we are uncertain as to if or when such amounts may be settled.

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

Recently Adopted Accounting Pronouncements

        Effective January 1, 2013, we adopted Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. The required disclosure is in Note 23 within Item 8 of this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Investment Risks

        We maintain an investment portfolio which, at December 31, 2013, consisted of $462.9 million of money market mutual funds. At any time a rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. Based on investment positions as of December 31, 2013, a hypothetical movement of plus or minus 50 basis points based on current market interest rates would not have a material impact to the value of our investment portfolio or the income earned in an annual period. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

        We may elect to invest a significant amount of our cash in fixed income portfolios. As with most fixed income portfolios, the ones that we have invested in from time to time, or may elect to invest in, include overnight money market funds, government securities, certificates of deposit, commercial paper of companies and other highly-liquid securities that are believed to be low-risk. Certain money market funds in which we invest, however, could hold positions in securities issued by both sovereign states and banks located in jurisdictions experiencing macroeconomic instability, some of which may not currently be considered low-risk. Certain sovereign states and banks located in these jurisdictions, have experienced severe disruptions lately, in part, from the belief that they may be unable to repay their debt, and the value of the securities issued by these institutions have experienced volatility. While we do not believe that we have any direct exposure to the riskiest securities, for example, we do not directly hold any securities issued by the governments of Greece, Spain, Portugal, France and Ireland, the funds that we may invest in may hold these securities. In addition, these money market funds could hold Euros or Euro-based securities. To the extent that volatility was to have a significant impact on the Euro, a portion of any cash held in money market accounts could lose its value. Further, if the financial upheavals were to spread to other sovereign states, such as the United Kingdom, our cash could also be at risk due to the fact that the funds in which we have placed our cash do invest directly in the securities issued by the sovereign states, corporations and banks in these jurisdictions.

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

        As of December 31, 2013, we had no outstanding forward foreign currency exchange contracts.

Interest Rate Risk

3.00% Convertible Senior Notes due 2017

        On September 28, 2012, we issued $220 million aggregate principal amount of our 3.00% Convertible Senior Notes due 2017 (2017 Notes). The 2017 Notes were issued under the indenture with U.S. Bank National Association, as trustee, dated September 28, 2012. For additional information on the 2017 Notes, see Note 11 to the notes to our consolidated financial statements in Item 8 "Financial Statements" included elsewhere in this Annual Report on Form 10-K.

        The interest rate on the 2017 Notes is fixed at 3.0% per annum. The fair market value of the 2017 Notes is subject to interest rate risk and market risk due to the convertible feature of the 2017 Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the 2017 Notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 2017 Notes but do not impact our financial position, cash flows or results of operations.

3.00% Convertible Senior Notes due 2020

        On December 10, 2013, we issued $214 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The 2020 Notes are governed by an Indenture dated December 10, 2013 with U.S. Bank National Association, as trustee (the "Indenture"). For additional information on the 2020 Notes, see Note 11 to the notes to our consolidated financial statements in Item 8 "Financial Statements" included elsewhere in this Annual Report on Form 10-K.

        The interest rate on the 2020 Notes is fixed at 3.0% per annum. The fair market value of the 2020 Notes is subject to interest rate risk and market risk due to the convertible feature of the 2020 Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the 2020 Notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 2020 Notes but do not impact our financial position, cash flows or results of operations.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Balance Sheets at December 31, 2013 and December 31, 2012	96
Consolidated Statements of Operations for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012	97
Consolidated Statements of Comprehensive (Loss) Income for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012	98
Consolidated Statements of Changes in Stockholders' Equity for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012	99
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012	100
Notes to Consolidated Financial Statements	101
Reports of Independent Registered Public Accounting Firm	156

GT Advanced Technologies Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$498,213	$418,095
Restricted cash	1,330	—
Accounts receivable, net	12,377	23,829
Inventories	39,087	133,286
Deferred costs	2,977	30,248
Vendor advances	1,341	32,440
Deferred income taxes	17,881	28,226
Refundable income taxes	2,759	1,516
Prepaid expenses and other current assets	7,003	9,168

Total current assets	582,968	676,808
Restricted cash	93,419	—
Property, plant and equipment, net	209,760	77,980
Intangible assets, net	95,943	90,516
Goodwill	54,279	48,021
Other assets	150,912	111,343

Total assets	$1,187,281	$1,004,668

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$7,250
Accounts payable	77,303	44,848
Accrued expenses	39,115	30,928
Contingent consideration	234	4,901
Customer deposits	38,995	111,777
Deferred revenue	19,724	86,098
Accrued income taxes	301	21,716

Total current liabilities	175,672	307,518
Long-term debt	—	132,313
Prepayment obligation	172,475	—
Convertible notes	283,914	157,440
Deferred income taxes	23,448	24,459
Customer deposits	55,598	71,340
Deferred revenue	99,672	35,848
Contingent consideration	15,173	5,414
Other non-current liabilities	808	2,323
Accrued income taxes	28,116	25,762

Total liabilities	854,876	762,417
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 134,463 and 119,293 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,345	1,193
Additional paid-in capital	355,916	183,565
Accumulated other comprehensive income	1,259	806
(Accumulated deficit) retained earnings	(26,115)	56,687

Total stockholders' equity	332,405	242,251

Total liabilities and stockholders' equity	$1,187,281	$1,004,668

The accompanying notes are an integral part of these consolidated financial statements.

GT Advanced Technologies Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Revenue	$298,967	$379,646	$955,705
Cost of revenue	205,920	325,570	528,905

Gross profit	93,047	54,076	426,800
Operating expenses:
Research and development	83,006	55,401	49,872
Sales and marketing	15,379	12,408	19,763
General and administrative	68,967	44,362	64,117
Contingent consideration (income) expense	(1,119)	(9,492)	4,458
Impairment of goodwill	—	57,037	—
Restructuring charges and asset impairments	6,868	33,441	—
Amortization of intangible assets	11,073	7,619	8,198

Total operating expenses	184,174	200,776	146,408

(Loss) income from operations	(91,127)	(146,700)	280,392
Other income (expense):
Interest income	364	164	468
Interest expense	(31,832)	(8,556)	(12,980)
Other, net	117	(950)	2,058

(Loss) income before taxes	(122,478)	(156,042)	269,938
(Benefit) provision for income taxes	(39,676)	(13,734)	86,541

Net (loss) income	$(82,802)	$(142,308)	$183,397

Net (loss) income per share:
Basic	$(0.68)	$(1.20)	$1.48
Diluted	$(0.68)	$(1.20)	$1.45
Weighted-average number of shares used in per share calculations:
Basic	122,481	118,776	123,924
Diluted	122,481	118,776	126,051

The accompanying notes are an integral part of these consolidated financial statements.

GT Advanced Technologies Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except per share data)

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Net (loss) income	$(82,802)	$(142,308)	$183,397

Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedging instruments, net of tax effect of $12, $(563) and $(1,429), respectively	(54)	842	2,144
Foreign currency translation adjustments	507	151	521

Other comprehensive income	$453	$993	$2,665

Comprehensive (loss) income	$(82,349)	$(141,315)	$186,062

GT Advanced Technologies Inc.

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Par Value
Balance at April 2, 2011	125,683	$1,257	$123,338	$80,197	$(2,852)	$201,940
Share-based compensation			14,592			14,592
Option exercises and vesting of restricted stock units	2,387	23	6,887			6,910
Tax benefits from share-based award activity			3,475			3,475
Minimum tax withholdings payments for employee share-based awards	(301)	(3)	(3,079)			(3,082)
Repurchase of common stock	(9,438)	(94)	(13,650)	(64,599)		(78,343)
Net income				183,397		183,397
Other comprehensive income					2,665	2,665

Balance at March 31, 2012	118,331	1,183	131,563	198,995	(187)	331,554

Net loss				(142,308)		(142,308)
Other comprehensive income					993	993
Option exercises and vesting of restricted stock units	1,309	13	395			408
Share-based compensation			10,969			10,969
Tax deficiency from share-based award activity			(1,709)			(1,709)
Minimum tax withholdings payments for employee share-based awards	(347)	(3)	(1,535)			(1,538)
Equity component of convertible debt, net of tax and issuance costs			60,182			60,182
Purchase of bond hedges			(57,923)			(57,923)
Proceeds from warrant transaction			41,623			41,623

Balance at December 31, 2012	119,293	1,193	183,565	56,687	806	242,251

Net loss				(82,802)		(82,802)
Other comprehensive income					453	453
Common stock issued for Thermal Technology acquisition (net of $46 of registration costs)	3,356	33	14,384			14,417
Common stock issued, net of issuance costs	9,942	100	81,365			81,465
Option exercises and vesting of restricted stock units	2,354	24	2,004			2,028
Share-based compensation			18,090			18,090
Tax deficiency from share-based award activity			(584)			(584)
Minimum tax withholding payments for employee share-based awards	(482)	(5)	(2,800)			(2,805)
Equity component of convertible debt, net of tax and issuance costs			59,892			59,892
						—

Balance at December 31, 2013	134,463	$1,345	$355,916	$(26,115)	$1,259	$332,405

The accompanying notes are an integral part of these consolidated financial statements.

GT Advanced Technologies Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(82,802)	$(142,308)	$183,397
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization expense	11,073	7,619	8,198
Depreciation expense	19,237	15,100	9,650
Convertible notes discount amortization	12,853	2,556	—
Contingent consideration (income) expense	(1,119)	(12,883)	2,271
Impairment of goodwill	—	57,037	—
Asset impairments	4,010	30,279	—
Deferred income tax (benefit) expense	(32,432)	(49,297)	8,486
Excess and obsolete inventory	4,912	68,635	10,447
Write-down of vendor advances	—	8,352	—
Share-based compensation expense	18,680	11,005	14,727
Excess tax benefits from share-based awards	(1,107)	(117)	(3,651)
Amortization of deferred financing costs	6,823	1,066	9,594
Loss on disposal of assets	4,148	3,849	1,231
Other adjustments, net	1,019	937	(2,369)
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Restricted cash	(1,330)	—	—
Accounts receivable	12,065	41,468	20,206
Inventories	9,264	(43,122)	(75,778)
Deferred costs	25,166	46,360	154,073
Vendor advances	29,077	27,357	(68,561)
Prepaid expenses and other assets	1,086	385	5,496
Accounts payable and accrued expenses	(29,805)	13,471	(45,396)
Customer deposits	(91,035)	(150,982)	187,641
Deferred revenue	(59,201)	(74,214)	(249,357)
Income taxes	(18,772)	(14,903)	23,020
Refundable income taxes	(1,243)	—	20,264
Other, net	329	872	4,084

Net cash (used) provided by operating activities	(159,104)	(151,478)	217,673

Cash flows from investing activities:
Purchases and deposits on property, plant and equipment	(39,878)	(25,167)	(48,152)
Advanced funding for capital purchases	131,581	—	—
Acquisitions, net of acquired cash	—	(10,172)	(60,428)
Other investing activities	71	163	597

Net cash provided (used) in investing activities	91,774	(35,176)	(107,983)
Cash flows from financing activities:
Borrowings under credit facility	—	70,000	75,000
Principal payments under credit facility	(139,563)	(5,438)	(120,313)
Proceeds from issuance of convertible notes	214,000	220,000	—
Cash paid for bond hedges	—	(57,923)	—
Proceeds from issuance of warrants	—	41,623	—
Proceeds from issuance of shares, net	81,632	—	—
Proceeds and related excess tax benefits from exercise of share-based awards	3,135	526	10,561
Payments of contingent consideration from business combinations	—	(4,475)	(4,884)
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(2,805)	(1,538)	(3,082)
Repurchase of common stock	—	—	(75,000)
Deferred financing costs	(9,353)	(8,579)	(3,553)
Other financing activities	(50)	(418)	(372)

Net cash provided by (used in) financing activities	146,996	253,778	(121,643)
Effect of foreign exchange rates on cash	452	68	107

Increase (decrease) in cash and cash equivalents	80,118	67,192	(11,846)
Cash and cash equivalents at beginning of period	418,095	350,903	362,749

Cash and cash equivalents at end of period	$498,213	$418,095	$350,903

Supplemental cash flow information:
Cash paid for interest	$12,381	$2,933	$3,418
Cash paid for income taxes, net of refunds	$13,122	$49,860	$34,176
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses ($60,800 at December 31, 2013) for property, plant and equipment	$59,635	$(10,020)	$8,421
Fair value of shares issued for Thermal Technology acquisition	$14,463	$—	$—
Contingent consideration obligations from acquisitions	$6,211	$5,200	$13,858
Property, plant and equipment acquired under capital lease	$—	$—	$1,021
Unpaid deferred financing fees	$549	$193	—
Restricted cash received from Apple	$225,000	$—	$—
Transfer of inventory to construction in process	$71,764	$—	$—
Fair value of Prepayment Obligation	$170,866	$—	$—

See accompanying notes to these consolidated financial statements.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Organization

        GT Advanced Technologies Inc. is a diversified technology company producing advanced materials and equipment for the global consumer electronics, power electronics, solar and LED industries. Our products are designed to accelerate the adoption of advanced materials that improve performance and lower the cost of manufacturing. The Company operates through three business segments: the sapphire segment, the polysilicon segment and the photovoltaic, or PV segment.

        The Company's principal products by business segment are:

  Sapphire

  •
  Advanced sapphire crystallization furnaces (ASF ®) which are used to produce sapphire boules. These sapphire boules are used, following certain cutting and polishing processes, to make sapphire wafers, a substrate for manufacturing light emitting diodes (LEDs), as well as sapphire material for a wide range of other industrial and consumer applications including medical devices, dental, oil and gas, watch crystals, and specialty optical applications such as low absorption optical sapphire for advanced optics and Titanium-doped sapphire material for high power lasers.

  •
  Sapphire material manufactured using our ASF systems installed primarily at our leased Arizona facility. The Company also produces sapphire material at its production facility in Massachusetts which is sold directly to customers and used to make a variety of products for use in the LED and other specialty markets.

  Polysilicon

  •
  Silicon Deposition Reactors (SDR™) and related equipment used to produce polysilicon, the key raw material used in silicon-based solar wafers and cells.

  •
  Hydrochlorination technology and equipment which is utilized to convert silicon tetrachloride into trichlorosilane (TCS), which is used as seed material in the manufacture of high purity silicon.

  Photovoltaic

  •
  Directional solidification system (DSS™) furnaces and related equipment used to cast multicrystalline and MonoCast™ crystalline silicon ingots. These ingots are used to make photovoltaic (PV) solar wafers and cells.

        The Company is headquartered in Merrimack, New Hampshire and sells its products worldwide. The Company also has locations in Nashua, New Hampshire; Salem, Massachusetts; Danvers, Massachusetts; Santa Rosa, California; San Jose, California; Santa Clara, California; Missoula, Montana; Hazelwood, Missouri; Mesa, Arizona; Shanghai, China; Hong Kong; Chupei City, Taiwan; and Bayreuth, Germany.

2. Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described in this note and elsewhere in these notes.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        Fiscal Year End.    On April 16, 2012, the board of directors of the Company voted to amend the Company's amended and restated by-laws to provide that the Company's fiscal year will end on December 31 of each year. Prior to this amendment, the Company's by-laws had provided that fiscal years ended on the Saturday closest to March 31st of each year. As a result of this change to the fiscal year end, the Company reported a nine-month transition period consisting of the period from April 1, 2012 to December 31, 2012, and the 2013 fiscal year began on January 1, 2013 and ended on December 31, 2013.

        The Company will report interim quarters, other than fourth quarters which will always end on December 31, on a 13-week basis ending on the last Saturday within such period. The 2014 interim quarter ends will be March 29, June 28 and September 27. The interim quarter ends for the year ended December 31, 2013 were March 30, June 29 and September 28.

        Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, which include a variable interest entity of which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.

        Foreign Currency Translation.    For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during each period. Translation adjustments for these subsidiaries are included in accumulated other comprehensive income.

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

        For the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012, and the fiscal year ended March 31, 2012, net foreign currency transaction losses of $313, $1,194 and $1,866, respectively, are included in other, net, in the consolidated statements of operations.

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

        Restricted Cash.    Restricted cash primarily represents cash received from Apple that have usage restrictions. In accordance with the Apple Prepayment Agreement, this cash is to be used exclusively to purchase components necessary for the manufacture of ASF systems and related equipment principally for use at the Arizona facility. For additional information, refer to Note 3 below.

        Accounts Receivable and Allowance for Doubtful Accounts.    The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and a history of write-offs and collections. Where the Company is aware of a customer's inability to meet its financial obligations, it specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company's policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed-upon invoice terms. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. The allowance for doubtful accounts was $1,575 and $3,103 as of December 31, 2013 and December 31, 2012, respectively.

        Fair Value of Financial Instruments.    The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt and prepayment obligation approximate their respective fair values due to their short-term maturities or market interest rates. Foreign currency derivatives are carried at fair value based on quoted market prices for financial instruments with similar characteristics.

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentration of credit risk would include its money market fund investments (categorized as cash and cash equivalents). The Company's policy is to invest only with high quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. As of December 31, 2013, the Company held its cash and cash equivalents in money market mutual funds, time deposits and deposit accounts with its financial institutions.

        In addition, the Company has credit risk from (i) derivative financial instruments used in hedging activities and (ii) accounts receivable. The Company invests in a variety of financial instruments and limits the amount of financial exposure to any one financial institution. The Company has a comprehensive credit policy in place and exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount. Credit risk is, in most cases, mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. The credit risk from derivative financial instrument is described further under the following caption—Derivative Financial Instruments and Hedging Instruments.

        Inventories.    Inventories are stated at the lower of cost or market. The cost of inventory is determined using the first-in, first-out (FIFO) method. The Company records excess and obsolete

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

inventory charges for both inventories on site as well as inventory at contract manufacturers and suppliers when the net realizable value exceeds the carrying amount.

        The Company performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory write-downs may be required.

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

        In the event the Company reschedules and/or cancels a portion of these commitments due to customer delivery delays, customer contract terminations or changes to its production plans, the Company may be liable for cancellation penalties or be required to purchase material in excess of its current expected demand. In such instances, the Company reviews the contractual terms of its purchase commitments and may seek to negotiate with the vendor to minimize any potential loss. In cases where the cancellation is the result of a customer contract termination or delay in customer delivery, the Company may seek to recover the costs incurred. For additional information refer to footnote 15, Commitments and Contingencies.

        The Company accrues as cost of revenue, losses estimated on advances which are not considered recoverable because of a deterioration in the financial condition of the vendor or because the advances are expected to be forfeited as part of a planned order termination and any termination fees which may be paid to vendors when the Company terminates the contract in accordance with the contract terms.

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

        The Company starts depreciating its assets when they are placed into service. An asset is considered to be placed into service when it is both in the location and condition for its intended use.

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

        IPR&D.    In-process research and development ("IPR&D") assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D represents the fair value assigned to incomplete technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. A technology is considered to have an alternative future use if it is probable that the acquirer will use the asset in its incomplete state as it exists at the acquisition date, in another research and development project that has not yet commenced, and economic benefit is anticipated from that use. Substantial additional research and development may be required before any of the Company's IPR&D programs reach technological feasibility. Upon completion of the projects, the IPR&D assets will be amortized over their estimated useful lives.

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

        During the fiscal year ended December 31, 2013, the Company tested its goodwill for impairment as of September 29, 2013 and concluded there was no impairment of the carrying value of goodwill as of that date.

        Warranty.    The Company's polysilicon products are sold with a standard warranty typically for a period not exceeding twenty-four months from delivery. The Company's PV and sapphire equipment are generally sold with a standard warranty for a period equal to the shorter of: (i) twelve months from the date of acceptance by the customer; or (ii) fifteen months from the date of shipment. The warranty

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

is typically provided on a repair or replacement basis and is not limited to products or parts manufactured by the Company. The Company's sapphire material products are generally sold with a standard warranty for a period not greater than thirty days, but may be for longer periods in certain circumstances (this does not reflect the warranty provisions pursuant to the agreement to supply sapphire material to Apple). The Company accrues an estimate of the future costs of meeting warranty obligations when products are shipped. The Company makes and revises this estimate based on the number of units under warranty and historical experience with warranty claims.

        Derivative Financial Instruments and Hedging Agreements.    The Company enters into forward foreign currency exchange contracts to hedge cash flow exposures from the impact of changes in foreign exchange rates. Such exposures result primarily from purchase orders for inventory and equipment that are denominated in currencies other than the U.S. dollar, primarily the Euro. These foreign forward currency exchange contracts are entered into to support purchases made in the normal course of business and to hedge operational risks, and accordingly, are not speculative in nature. The Company does not enter into any hedging arrangements for speculative purposes. The Company's hedges relate to anticipated transactions, are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness quarterly.

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

        Hedge accounting is discontinued when it is determined that a derivative instrument is no longer an effective hedge. Any gains or losses that were AOCI from hedging a forecasted transaction no longer considered probable of occurring will be recognized immediately in current period earnings due to changes in expectations on the original forecasted transaction.

        Derivative financial instruments involve, to a varying degree, elements of market and risk not recognized in consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate or interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company's foreign exchange instruments are major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by the counterparties because the Company monitors the credit rating of such counterparties. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

the terms of the contracts) are generally limited to the amounts, if any, by which the counterparty's obligations under the contracts exceed the obligations of the Company to the counterparty.

        Convertible Senior Notes.    The Company separately accounts for the liability and equity components of both its $220,000 aggregate principal of 3.00% convertible senior notes due 2017 issued on September 28, 2012 (the "2017 Notes") and its $214,000 aggregate principal of 3.00% convertible senior notes due 2020 issued on December 10, 2013 (the "2020 Notes"). The estimated fair value of the liability components are computed based on an assessment of the fair value of a similar debt instrument that does not include a conversion feature. The equity components, which represent the conversion features, are recognized as debt discounts and recorded in additional paid-in capital, represent the difference between the gross proceeds from the issuance of the notes and the estimated fair value of the liability components at the date of issuance. The debt discounts are amortized over the expected life of a similar debt instrument without the equity component. The effective interest rate used to amortize the debt discount is based on the Company's estimated non-convertible borrowing rate as of the date the notes were issued.

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

        Share-Based Compensation.    The Company grants stock options, restricted stock and restricted stock units at the discretion of the Board of Directors or a committee thereof, to certain employees, consultants and members of the Board of Directors. The Company's stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options, unless the awards are subject to market conditions, in which case the Company uses a binomial-lattice model (e.g. Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple inputs to estimate the probability that market conditions will be achieved. The fair value of stock option awards is affected by the Company's stock price as well as inputs, including the volatility of the Company's stock price, expected term of the option, risk-free interest rate and expected dividends.

        Customer Deposits and Payment Terms.    The Company's payment terms with equipment customers typically include a deposit which is recorded as customer deposits until such time as the products are shipped. The Company sometimes is requested by its equipment customers to issue letters of credit, in order to secure customer deposits. Generally, such a letter of credit expires upon shipment to the customer. In addition to cash deposits, customers are also generally required to either post a letter of credit at least equal to 90% of the value of the equipment prior to shipment. Upon shipment, the Company will invoice all but a final portion (typically 10%) for each product shipped with the remainder due upon customer acceptance. The Company's contracts with equipment customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. The Company classifies customer deposits that are expected to be on hand beyond one year, or one operating cycle, as non-current in the consolidated balance sheets.

        At December 31, 2013 and December 31, 2012, the Company had $1,330 and $33,540, respectively, of standby letters of credit outstanding representing primarily performance guarantees issued against customer deposits. These standby letters of credit have not been included in the consolidated financial statements and are cash collateralized.

        Revenue Recognition.    The majority of the Company's contracts involve the sale of equipment or materials and services under multiple element arrangements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sale price is fixed or determinable, collectability is reasonably assured through historical collection results and regular credit evaluations, and delivery has occurred and there are no uncertainties regarding customer acceptance.

        The Company allocates revenue in an arrangement on the basis of the relative selling price of deliverables at the inception of the arrangement. When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence of selling price ("VSOE"), if it exists, or third-party evidence of selling price ("TPE"). If neither VSOE nor TPE exists, then the Company uses its best estimate of the selling price ("ESP") for that deliverable.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        The multiple-deliverable revenue guidance requires that the Company evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting. The product or service constitute a separate unit of accounting when it fulfills the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company's equipment sales arrangements typically do not include a general right of return and the majority of the Company's products and services qualify as separate units of accounting.

        Prior to the adoption of ASU 2009-13 on April 3, 2011, the Company's products or services constitute separate units of accounting when it fulfilled the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis, (b) there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Given the differences created in the pre ASU 2009-13 accounting model in comparison to the ASU 2009-13 accounting model, for transactions entered into prior to the adoption of ASU 2009-13, where objective evidence of fair value exists for all undelivered elements, but not delivered elements, the Company applies the residual method for recognizing revenue. If objective evidence of fair value does not exist for the undelivered elements of the arrangement, all revenue is deferred until such evidence does exist, or until all elements for which the Company does not have objective evidence of fair value are delivered, whichever is earlier assuming all other revenue recognition criteria are met. In certain arrangements, the Company provided customers with contractual rights that extend for a specific period of time. The Company considered these rights a separate element, for which objective evidence of fair value did not exist. Revenue for these arrangements is recognized ratably over the period commencing when all other elements had been delivered through the period when such rights expire.

        The Company establishes VSOE based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. When VSOE exists, it is used to determine the selling price of a deliverable. Objective evidence of fair value for installation and training services is based upon the estimated time to complete the installation and training at the established fair value hourly rates that the Company charges for similar professional services on a stand-alone basis. The Company has not been able to establish VSOE for certain of its products and for certain of its services because the Company has not sold such products or services on a stand-alone basis.

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

SDR-400™

        During the three months ended June 29, 2013, the Company determined that it had obtained sufficient evidence that the SDR-400™, a product within the Polysilicon business unit, is an established product in accordance with the Company's revenue recognition policy, and accordingly, there is no longer uncertainty around meeting the requirements of customer acceptance conditions in agreements that contain the standard or demonstrated specifications of the SDR-400™. In concluding that the SDR-400™ is now an established product, the Company considered the stability of the product's technology, the ability to test the product prior to shipment, and the historical performance results of over 30 product installations at one of our customers' facilities. As a result of classifying the SDR-400™ an established product, the Company recognized revenue and gross profit of $148,935 and $58,907, in the twelve months ended December 31, 2013, from two customer arrangements that included SDR-400™'s, prior to formal customer acceptance of the products. Non-refundable payments received under these customer arrangements exceed the recognized revenue and were previously recorded as deferred revenue. The Company continues to report deferred revenue related to these arrangements for advance payments on other deliverables included in the arrangements.

        The Company's contracts generally do not contain cancellation provisions. When a customer fails to perform its contractual obligations and such failure continues after notice of breach and a cure

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

period the Company may terminate the contract and the customer may be liable for contractual damages. At the time of termination, the Company records as revenues any non-refundable deposits or deferred revenue amounts and records as cost of revenue any previously deferred cost as well as any related costs to terminate the contract including excess or obsolete inventory or unrecoverable vendor advances or other purchase commitment costs as a result of the termination. During the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012, and the fiscal year ended March 31, 2012, the Company recognized $19,256, $8,538 and $35,519 in revenue as a result of contract terminations, respectively.

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

        If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in the impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event. We record a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. We estimate the acquisition date fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. Each period the Company revalues the contingent consideration obligations associated with the acquisition to fair value and records changes in the fair value as contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense recorded in any given period.

        Reclassifications.    Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Specifically, contingent consideration (income) expense of $(9,492) and $4,458 for the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively, were previously included in general and administrative expense, but are now stated separately in the Company's consolidated statements of operations. In addition, construction in process assets of $2,812 as of December 31, 2012 were previously included within their corresponding asset categories within property, plant and equipment, but have been separately presented at December 31, 2013. For additional information, refer to Note 9.

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

Recently Adopted Accounting Pronouncements

        Effective January 1, 2013, the Company adopted Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. The required disclosure is in Note 23 below.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

3. Significant Agreements

        On October 31, 2013, the Company and Apple Inc. ("Apple") entered into the MDSA, pursuant to which the Company will supply sapphire material ("supply deliverable") to Apple. The Company has granted Apple certain intellectual property rights in connection with its sapphire growth technologies and the right to purchase a license for certain other intellectual property of the Company. Pursuant to the terms of the MDSA, the Company granted exclusive rights to Apple under which it agreed to not sell sapphire material or related sapphire growth equipment for use in certain applications. Such exclusivity rights are considered to be a deliverable in the arrangement. While the MDSA specifies the Company's minimum and maximum supply commitments, Apple has no minimum purchase requirements under the terms of the MDSA.

        On October 31, 2013, the Company also entered into a Prepayment Agreement with Apple pursuant to which the Company's wholly-owned subsidiary, GTAT Corp., will receive $578,000 (the "Prepayment Amount"), in four separate installments. The Prepayment Amount is to be used exclusively to purchase components necessary for the manufacture of ASF systems and related equipment principally for use at the Arizona facility leased from Apple. The ASF systems and related equipment will be used exclusively to supply sapphire material to Apple, subject to certain exceptions under which such sapphire can be provided to other parties. The Company is required to repay the Prepayment Amount ratably (on a quarterly basis) over a five year period ending in January 2020, either as a credit against amounts due from Apple purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. The Company's obligation to repay the Prepayment Amount may be accelerated under certain circumstances, including if the Company does not meet certain financial metrics. The Company's obligations under the Prepayment Agreement are secured by (i) the assets held by GT Equipment Holdings LLC (see below) (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility) and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC. Due to the debt-like characteristics of the Prepayment Amount, the Company determined the installments of the Prepayment Amount that it receives should be recorded as debt at fair value on the date each installment is received. The difference between the fair value of the debt and the Prepayment Amount proceeds received ("debt discount") is consideration under the MDSA and accounted for as deferred revenue. The debt discount is being amortized to interest expense over a 6-year period ending December 2019. The initial installment of $225,000 was received on November 15, 2013, and as of December 31, 2013, $172,475 is reflected within Prepayment Obligation and $54,133 is recorded as deferred revenue. The second installment of the Prepayment Amount was received in January 2014.

        On October 31, 2013, the Company also entered into a lease agreement (the "Arizona Lease") with an affiliate of Apple in order to lease a facility in Mesa, Arizona that the Company will use for the purpose of manufacturing the sapphire material under the MDSA. The annual rent payable by the Company is below market and, in accordance with the Arizona Lease, the facility is being leased to the Company in phases. The Arizona Lease represents an operating lease with below market rental rates and therefore the Company has recorded a deferred rent asset (favorable lease asset) at fair value at the lease commencement date, with the offset recorded to deferred revenue. As of December 31, 2013, the lease term had commenced for approximately 6% of the facility and the Company has recorded a deferred rent asset of $2,480 that will be recognized as rent expense over the seven-year term of the Arizona Lease on a ratable basis.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

3. Significant Agreements (Continued)

        The Company has determined the deliverables under the foregoing agreements with Apple should be accounted for under the multiple element arrangement guidance. The Company has identified three deliverables in the arrangement, namely, the supply deliverable (supply of sapphire material pursuant to the MDSA), the exclusivity deliverable (which represents the exclusivity rights granted to Apple), and the equipment lease deliverable (as described in the following sentence). The Company concluded that since it is remote that anyone other than Apple will take more than a minor amount of sapphire material output from the ASF systems and related equipment, and the price Apple will pay for the sapphire material output at the time of delivery is neither fixed per unit of output nor equal to the current market price per unit of output, the arrangement represents a lease of the equipment at the Arizona facility to Apple. The Company has estimated the selling price of each deliverable using its best estimate of the selling price ("ESP"). At December 31, 2013, the Company has allocated the deferred revenue from the Prepayment Amount and deferred rent asset of $56,651 to the three deliverables based on their relative selling prices. The arrangement consideration allocated to the supply deliverable will be recognized as revenue in proportion to the actual number of units of the sapphire material delivered compared to the total number of units of the sapphire material expected to be delivered over the term of the MDSA. The arrangement consideration allocated to the exclusivity provision will be recognized on a straight-line basis over the exclusivity period and the arrangement consideration allocated to the equipment lease deliverable will be recognized over the term of the MDSA. No revenue has been recognized for the year ended December 31, 2013.

        In connection with the agreements entered into with Apple, the Company also established a wholly-owned subsidiary, GT Advanced Equipment Holding LLC (the "LLC"). This entity will be the legal owner of the ASF systems and related equipment that is being purchased with the Prepayment Amount and, as noted above, the assets of the LLC and the equity interests in the LLC secure the Company's obligations under the MDSA and the Prepayment Agreement. Upon the receipt of a prepayment installment, GTAT is required to loan the funds to the LLC for the purpose of purchasing components necessary for the manufacture of ASF systems and related equipment. The LLC will then lease the equipment back to GTAT for operating purposes. The payment obligation related to the loan of funds from GTAT to the LLC will be setoff against the payment obligation for the lease of equipment from the LLC to GTAT.

        The Company evaluated the guidance within ASC 810, Consolidation, and concluded that the LLC is a variable interest entity ("VIE") due to the total equity investment at risk not being sufficient. In determining whether the Company is the primary beneficiary of the VIE (in this case the LLC), it applied a qualitative approach that determines whether it has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company determined that it has both of these characteristics and therefore, as the primary beneficiary, consolidates the LLC.

        At December 31, 2013, the LLC has total assets of $218,760, comprised of restricted cash and vendor advances for the purchase of equipment and total liabilities of $218,748, related to funds loaned from GTAT. The restricted cash included in the LLC's total assets represents cash deposits received from Apple in relation to the Prepayment Agreement described above but not yet used to purchase components necessary for the manufacture of ASF systems and related equipment. In addition, GTAT is committed to transfer $144,989 of assets included in construction in process at December 31, 2013 to the LLC.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisitions

Acquisition of Certain Assets of Thermal Technology, LLC

        On May 16, 2013, the Company acquired substantially all of the business of Thermal Technology, LLC, ("Thermal Technology"), a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that are deployed across multiple industries including LED, medical devices, oil and gas and automotive. This acquisition was achieved by the Company acquiring an entity to which certain assets and trade payables of Thermal Technology had been transferred immediately prior to the acquisition. The purchase consideration consisted of 3.4 million shares of the Company's common stock valued at an aggregate of $14,463 (as of the date of acquisition) and potential contingent consideration of $35,000 based upon meeting certain financial metrics. The final purchase price is subject to a net working capital adjustment, dependent upon the level of working capital at the acquisition date, that has not yet been finalized. The fair value of the contingent consideration was $6,211 at the date of acquisition.

        The transaction has been accounted for as a business combination and the results are included in the Company's results of operations from May 16, 2013, the date of acquisition. The acquired business contributed revenues of $6,796 and a net loss of $5,387 to the consolidated results of the Company for the period from acquisition through December 31, 2013. The results of the acquired business are included in the Company's sapphire business reporting segment.

        As of December 31, 2013, the purchase price (including the estimated contingent consideration) and related allocations for the acquisition are preliminary. The Company is currently in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related tax basis. During the three months ended December 31, 2013 the Company identified a measurement period adjustment which resulted in a decrease to goodwill of $486 and a decrease to deferred tax liability of $486 from the respective balances as at September 28, 2013. These adjustments had no impact on the consolidated statement of operations or consolidated statement of cash flows. As a result of the preliminary purchase price allocation, the Company recognized $6,258 of goodwill, which is primarily due to the expected future cash flows from the operations of the Company with new production equipment options and the assembled workforce. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of the Thermal Technology business is as follows:

Fair value of consideration transferred:

Common stock	$14,463
Contingent consideration obligations	6,211
Preliminary estimate of net working capital adjustment	(735)

Total fair value of consideration	$19,939

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisitions (Continued)

Fair value of assets acquired and liabilities assumed:

Accounts receivable	$1,008
Inventory	7,861
Property, plant and equipment	1,700
Deferred tax asset	411
Other assets	439
Intangible assets	14,500
Goodwill	6,258
Accounts payable and accrued expenses	(7,057)
Customer deposits	(2,509)
Deferred tax liability	(2,663)
Other current liabilities	(9)

Total net assets acquired	$19,939

        The purchase consideration includes contingent consideration payable by the Company upon the attainment of certain financial targets annually through the period ending December 31, 2018. Specifically, the contingent consideration is based upon a portion of revenue achieved to 2018, subject to certain thresholds and a cap on total payments. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from future revenue estimates. The undiscounted range of outcomes that the Company used to value the contingent consideration arrangement was between $7,507 and $20,205. During the fiscal year ended December 31, 2013, the Company recorded contingent consideration income of $3,847, related to the reduction in the fair value of the liability from the acquisition date.

        The $14,500 of acquired intangible assets is comprised of technology of $11,300 and customer relationships of $3,200, with weighted average amortization periods of 8.2 years and 7 years, respectively.

        The Company incurred transaction costs of $1,188, which consisted primarily of advisory services and due diligence. These costs have been recorded as general and administrative expense for the fiscal year ended December 31, 2013. The acquisition of Thermal Technology's business did not have a material effect on the Company's results of operations. Pro forma results of operations have not been presented due to the immaterial impact the amounts would have had on the Company's historical results of operations.

Acquisition of Certain Assets of Twin Creeks Technologies, Inc.

        On November 8, 2012, the Company acquired certain assets and intellectual property of Twin Creeks Technologies, Inc. ("Twin Creeks"), a privately owned company involved in the development of an ion implanter technology, which the Company refers to as the Hyperion ion implanter. The assets were purchased from Twin Creeks' lenders in a private sale for total consideration with a fair value of $15,372. The purchase consideration consisted of $10,172 in cash and a potential additional $40,000 of contingent consideration. The fair value of the contingent consideration was estimated at $5,200 at the date of acquisition.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisitions (Continued)

        The acquisition of these select assets, including the associated in-process research and development, is intended to have a broad application in the production of engineered substrates for power semiconductors, uses within the sapphire and LED industries and thin wafers for solar applications and certain other potential applications. In addition, the Company expects to pursue the development of thin sapphire laminates for use in certain other applications.

        The transaction has been accounted for as a business combination and is included in the Company's results of operations from the acquisition date of November 8, 2012. The acquired assets did not contribute revenues from the acquisition date to December 31, 2013. The goodwill created by the transaction is expected to be deductible for tax purposes. The results of the acquired assets, including goodwill, are included in the Company's PV and sapphire segments.

        As of December 31, 2013, the valuation of acquired assets, and assumed liabilities is final. Based on new information gathered about facts and circumstances that existed as of the acquisition date related to the valuation of certain acquired assets and assumed liabilities, the Company updated the preliminary valuations of assets acquired during the three months ended March 30, 2013 which resulted in an increase to goodwill of $2,000 and a decrease to deferred tax assets of $2,000 as reflected in the table below. The adjustments have been retrospectively applied to the December 31, 2012 balance sheet. These adjustments had no impact on the statement of operations or statement of cash flows. A summary of the purchase price allocation for the acquisition of certain assets and assumed liabilities of Twin Creeks is as follows:

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

        The purchase consideration includes contingent consideration payable by the Company in the form of a 5% royalty on net sales of hydrogen ion implantation systems, related equipment, parts and accessories and materials made from hydrogen ion implantation systems and 50% of royalties from any sub-licenses granted by the Company of the underlying IP acquired. The royalty payment is subject to the Company's right to set-off up to $6,000 for infringement claims brought by third-parties related to the IP acquired. The royalty amount payable is capped at the earlier of $40,000 of royalties or the

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisitions (Continued)

15-year term of the license agreement. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the future revenue. The weighted-average undiscounted probable outcome that the Company used to value the contingent consideration arrangement was $27,562. During the fiscal year ended December 31, 2013, the Company recorded contingent consideration expense related to this transaction of $7,544.

        Intangible assets are composed of the estimated fair value of acquired in-process research and development ("IPR&D") related Hyperion™ ion implanter technology. At the date of acquisition, Hyperion™ ion implanter technology had not reached commercial technological feasibility nor had an alternative future use and is therefore considered to be IPR&D. The estimated fair value was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows from the Hyperion™ tool were based on certain key assumptions, including estimates of future revenue and expenses and taking into account the stage of development of the technology at the acquisition date, the time and resources needed to complete development. The Company used a discount rate of 28% and cash flows that have been probability-adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions. This discount rate used is comparable to the estimated internal rate of return on Twin Creeks operations and represents the rate that market participants would use to value the intangible assets.

        The major risks and uncertainties associated with the timely and successful completion of development include the Company's ability to demonstrate technological feasibility of the product and to successfully complete these tasks within forecasted costs. Consequently, the eventual realized value of the acquired IPR&D may vary from its estimated fair value at the date of acquisition.

        The acquisition of certain assets of Twin Creeks did not have a material effect on the Company's results of operations. Pro forma results of operations have not been presented due to the immaterial nature of these amounts.

Acquisition of Confluence Solar, Inc.

        On August 24, 2011, the Company acquired 100% of the outstanding shares of stock of privately-held Confluence Solar, Inc. ("Confluence Solar") the developer of HiCz™, a continuously-fed Czochralski (HiCz™) growth technology, that enables the production of high efficiency monocrystalline solar ingots. The purchase consideration consisted of $61,090 in cash and a potential additional $20,000 of contingent consideration. The fair value of the contingent consideration was estimated at $13,858 at the date of acquisition. During the fiscal year ended March 31, 2012, the Company recorded a purchase price adjustment resulting in a reduction in the fair value of consideration by $511.

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

4. Acquisitions (Continued)

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

        The purchase consideration included contingent consideration payable by the Company upon the attainment of a financial target, an operational target and technical targets through the period ending June 30, 2013. Specifically, the contingent consideration was based upon the achievement of (i) a certain revenue target during the period from September 1, 2011 through March 31, 2013, (ii) operational target related to the commissioning of a certain number of monocrystalline ingot pullers by August 31, 2012, (iii) demonstration of certain technical processes related to Czochralski growth processes by June 30, 2013 and (iv) achievement of technical acceptance and commercial delivery on volume orders of certain materials by September 30, 2012. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of the

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisitions (Continued)

technical and operational targets. The undiscounted probable outcome that the Company initially used to value the contingent consideration arrangement was $15,000.

        During the fiscal year ended December 31, 2013, based on the failure to satisfy certain operational and technical targets by the contractual target dates, the Company determined that that the earn-out opportunities related to these targets were not achieved and the Company recognized a total decrease in the fair value of contingent consideration of $(4,816) as contingent consideration income.

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

5. Goodwill and Intangible Assets

        The following table contains the change in the Company's goodwill during the fiscal year ended December 31, 2013:

	Photovoltaic Business	Sapphire Business	Total
Balance as of December 31, 2012
Goodwill	$61,399	$43,659	$105,058
Accumulated impairment losses	(57,037)	—	(57,037)

	4,362	43,659	48,021
Acquisition of Thermal Technology	—	6,258	6,258
Balance as of December 31, 2013
Goodwill	61,399	49,917	111,316
Accumulated impairment losses	(57,037)	—	(57,037)

	$4,362	$49,917	$54,279

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

        The Company conducted its annual goodwill test for each of its reporting units as of September 29, 2013. The results of the first step of the impairment test indicated that goodwill for each reporting unit was not impaired as of September 29, 2013.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Goodwill and Intangible Assets (Continued)

        Intangible assets at December 31, 2013 and December 31, 2012 consisted of the following:

		December 31, 2013			December 31, 2012
	Weighted Average Amortization Period
		Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Photovoltaic:
Technology	9.5 years	$74,200	$21,694	$52,506	$72,200	$14,951	$57,249
Trade names / Trademarks	8.6 years	7,100	3,506	3,594	7,100	3,036	4,064

Subtotal:		81,300	25,200	56,100	79,300	17,987	61,313
Polysilicon:
Technology	2.6 years	1,500	1,500	—	1,500	1,500	—

Subtotal:		1,500	1,500	—	1,500	1,500	—
Sapphire:
Customer relationships	6.4 years	7,300	2,616	4,684	4,100	1,651	2,449
Technology	9.3 years	28,600	6,760	21,840	17,300	4,181	13,119
Order backlog	1.2 years	500	500	—	500	500	—
Trade names	8.0 years	1,100	470	630	1,100	332	768
Non-compete agreements	5.8 years	1,000	611	389	1,000	433	567

Subtotal:		38,500	10,957	27,543	24,000	7,097	16,903

Total finite-lived intangible assets		121,300	37,657	83,643	104,800	26,584	78,216
Indefinite-lived intangible assets
In-process research and development		12,300	—	12,300	12,300	—	12,300

Total intangible assets		$133,600	$37,657	$95,943	$117,100	$26,584	$90,516

        Amortization expense for intangible assets was $11,073, $7,619 and $8,198, for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively. Amortization expense of the Sapphire Technology intangible assets of approximately $2,579, $1,298 and $1,730 for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively, is separately presented in the statement of operations and no portion has been included in cost of sales.

        The weighted average remaining amortization periods for the (i) photovoltaic, (ii) polysilicon and (ii) sapphire intangibles were 6.9, 0 and 6.2 years, respectively, as of December 31, 2013. As of

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Goodwill and Intangible Assets (Continued)

December 31, 2013, the estimated future amortization expense for the Company's intangible assets is as follows:

Year Ending December 31,	Amortization Expense
2014	$11,881
2015	11,852
2016	11,519
2017	11,052
2018	10,990
Thereafter	26,349

6. Customer Concentrations

        The following customers comprised 10% or more of the Company's total accounts receivable or revenues as of or for the periods indicated:

							As of
	Fiscal Year Ended December 31, 2013		Nine-Month Period Ended December 31, 2012
					Fiscal Year Ended March 31, 2012		December 31, 2013		December 31, 2012
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Photovoltaic Customers
Customer #1	*	*	*	*	*	*	$5,543	45%	*	*
Customer #2	*	*	*	*	*	*	*	*	$2,478	10%
Polysilicon Customers
Customer #3	$109,216	37%	*	*	*	*	*	*	*	*
Customer #4	45,268	15%	*	*	*	*	*	*	9,085	38%
Customer #5	34,915	12%	*	*	*	*	*	*	*	*
Customer #6(1)	*	*	$129,894	34%	$187,336	20%	*	*	*	*
Customer #7	*	*	78,226	21%	*	*	*	*	*	*
Customer #8	*	*	49,055	13%	*	*	*	*	3,248	14%

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

        The Company requires most of its customers to either post letters of credit or make advance payments of a portion of the selling price prior to delivery. Approximately $8,391 (or 68%) and $16,557 (or 69%) of total accounts receivable as of December 31, 2013 and December 31, 2012, respectively, were secured by letters of credit.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

7. Inventories

        Inventories consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials	$29,704	$97,957
Work-in-process	6,941	5,100
Finished goods	2,442	30,229

	$39,087	$133,286

        During the fiscal year ended December 31, 2013 and the nine-month period ended December 31, 2012 the Company recorded write-downs of inventories of $4,912 and $68,635, respectively. The writedowns in the fiscal year ended December 31, 2013 were comprised of $401 of inventory in our PV business, $4,491 of inventory in our sapphire business and $20 of inventory in our polysilicon business while the writedowns in the nine-month period ended December 31, 2012 were comprised of $63,123 of inventory in our PV business, $5,169 of inventory in our sapphire business and $343 of inventory in our polysilicon business.

        In the fourth quarter of fiscal 2013, in connection with the Apple agreements, the Company determined $71,764 that was previously reported as inventory would be moved to the Arizona facility to be used exclusively in the manufacture of ASF systems and related equipment to be used to supply sapphire material to Apple and therefore the Company has reclassified this inventory to construction in process within property, plant and equipment.

8. Other Assets

        Other assets consisted of the following:

	December 31, 2013	December 31, 2012
Inventory	$50,010	$33,834
Vendor advances	37,702	20,664
Deferred financing fees	8,058	8,787
Deferred income taxes	18,872	15,424
Deferred costs	26,528	24,423
Deferred rent asset	2,048	—
Other	7,694	8,211

	$150,912	$111,343

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

9. Property, Plant and Equipment

        Property, plant and equipment, net consisted of the following:

	Estimated Useful Life	December 31, 2013	December 31, 2012
Leasehold improvements	Lesser of useful life or initial lease term	$22,693	$21,339
Land	—	1,074	1,074
Land improvements	15 years	326	326
Building	40 years	17,606	17,327
Machinery and equipment	3 to 7 years	53,153	52,120
Computer equipment and software	3 to 5 years	11,451	11,296
Furniture and fixtures	5 to 7 years	2,749	2,597
Construction in process	—	146,092	2,812

		255,144	108,891
Less accumulated depreciation		(45,384)	(30,911)

		$209,760	$77,980

        Fixed asset impairment charges of $1,018 were recorded in connection with the October 2012 restructuring plan adopted during the nine-month period ended December 31, 2012. In connection with the idling of the Hazelwood facility, the Company recorded impairment charges of $4,010 and $27,769 to write-down certain long-lived assets, primarily leasehold improvements and machinery and equipment during the fiscal year ended December 31, 2013 and the nine-month period ended December 31, 2012, respectively. Please refer to Note 12, Restructuring Charges and Asset Impairments for additional information.

        Depreciation expense for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, was $19,237, $15,100 and $9,650, respectively.

        In the fourth quarter of fiscal 2013, in connection with the Apple agreements, the Company determined $71,764 that was previously reported as inventory would be moved to the Arizona facility to be used exclusively in the manufacture of ASF systems and related equipment to be used to supply sapphire material to Apple and therefore the Company has reclassified this inventory to construction in process within property, plant and equipment.

        Software costs incurred as part of an enterprise resource systems project of $404 were capitalized during the nine-month period ended December 31, 2012. The capitalized interest expense for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012 was $142, $188 and $189, respectively.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

10. Warranty and Qualifying Accounts

Warranty

        The following table presents warranty activities:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Product warranty liability, beginning of the period	$10,711	$6,225	$6,943
Accruals for warranties issued	7,528	11,534	5,984
Payments under warranty	(6,550)	(7,048)	(6,702)

Product warranty liability, end of period	$11,689	$10,711	$6,225

Allowance for Doubtful Accounts

        The following table presents allowance for doubtful accounts:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Allowance for doubtful accounts, beginning of period	$3,103	$5,422	$2,536
Provision for doubtful accounts	664	569	671
Reclassification from deferred revenue	—	176	2,249
Write offs and recoveries	(2,192)	(3,064)	(34)

Allowance for doubtful accounts, end of the period	$1,575	$3,103	$5,422

11. Long Term Debt, Revolving Credit Facility and Prepayment Obligation

Bank of America Credit Agreement

        On January 31, 2012, the Company, its principal U.S. operating subsidiary (the "U.S. Borrower") and its Hong Kong subsidiary (the "Hong Kong Borrower") entered into a credit agreement (the "2012 Credit Agreement"), with Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (or "Bank of America") and the lenders from time to time party thereto. The 2012 Credit Agreement consisted of a term loan facility (the "2012 Term Facility") provided to the U.S. Borrower in an aggregate principal amount of $75,000 with a final maturity date of January 31, 2016, a revolving credit facility (the "U.S. Revolving Credit Facility") available to the U.S. Borrower in an aggregate principal amount of $25,000 with a final maturity date of January 31, 2016 (this revolving facility is eliminated pursuant to the amendment adopted in 2013) and a revolving credit facility (the "Hong Kong Revolving Credit Facility"; together with the U.S. Revolving Credit Facility, the "2012 Revolving Credit Facility"; and together with the 2012 Term Facility, the "2012 Credit Facilities") available to the Hong Kong Borrower in an aggregate principal amount of $150,000 (which was reduced to $125,000 pursuant to the 2013 Amendment) with a final maturity date of January 31, 2016.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Long Term Debt, Revolving Credit Facility and Prepayment Obligation (Continued)

        In 2012, the 2012 Term Facility under the 2012 Credit Agreement was increased from $75,000 to $145,000, all of which was borrowed by the U.S. Borrower. The Company pre-paid $40,000 of the 2012 Term Facility pursuant to the amendment adopted in 2013 which payment did not reduce the amortization of the 2012 Term Facility.

        On October 30, 2013, the Company terminated the 2012 Credit Agreement and paid off all outstanding borrowing under the 2012 Credit Agreement. In connection with the termination of the 2012 Credit Agreement, the Company recognized a charge in the fourth quarter of 2013 of approximately $3,639 relating to deferred issuance costs that were written off upon the termination of the agreement.

        Interest expense related to the 2012 Credit Agreement was $11,086 and $4,034 for the fiscal year ended December 31, 2013 and the nine-month period ended December 31, 2012, respectively, which includes amortization of debt fees, the associated commitment fees, as well as the deferred issuance costs write-off mentioned above. The weighted average interest rate for the fiscal year ended December 31, 2013 and the nine-month period ended December 31, 2012 was 4.32% and 3.22%, respectively.

Prepayment Agreement with Apple Inc.

        On October 31, 2013, the Company entered into a Prepayment Agreement with Apple pursuant to which our wholly-owned subsidiary, GTAT Corp., is eligible to receive $578,000 (the "Prepayment Amount"), in four separate installments. The Prepayment Amount is to be used exclusively to purchase components necessary for the manufacture of ASF systems and related equipment for use primarily at the Company's Arizona facility. The Company leases this facility from an affiliate of Apple for a below market fee. The ASF systems and related equipment will be used exclusively to supply sapphire material to Apple, subject to certain exceptions under which such sapphire can be provided to other parties. The Company is required to repay the Prepayment Amount ratably (on a quarterly basis) over a five year period ending in January 2020, either as a credit against Apple purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. The Company's obligation to repay the Prepayment Amount may be accelerated under certain circumstances, including if the Company doesn't meet certain financial metrics. The Company's obligations under the Prepayment Agreement are secured by (i) the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility) and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC. While the MDSA specifies the Company's minimum and maximum supply commitments, Apple has no minimum purchase requirements under the terms of the MDSA. The Company determined the installments of the Prepayment Amount that it receives should be recorded as debt at fair value on the date of receipt of each installment. The difference between the fair value of the debt and the Prepayment Amount proceeds received ("debt discount") is consideration under the MDSA and accounted for as deferred revenue. The debt discount is being amortized to interest expense over a 6-year period ending December 2019 with an effective interest rate of 7.56%. The initial installment of $225,000 was received on November 15, 2013, and as of December 31, 2013, $172,475 is reflected as Prepayment Obligation and $54,133 is recorded as deferred revenue. The second installment was received in January 2014.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Long Term Debt, Revolving Credit Facility and Prepayment Obligation (Continued)

3.00% Convertible Senior Notes due 2017

        On September 28, 2012, the Company issued $220,000 aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the "2017 Notes"). The net proceeds from the issuance of the 2017 Notes were approximately $212,592, after deducting fees paid to the initial purchasers and other offering costs. The 2017 Notes are senior unsecured obligations of the Company, which pay interest in cash semi-annually (on April 1 and October 1 of each year) at a rate of 3.00% per annum beginning on April 1, 2013. The 2017 Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee (the "Indenture"). The 2017 Notes are not redeemable by the Company.

        The 2017 Notes will mature on October 1, 2017, unless earlier repurchased or converted in accordance with their terms prior to such date. The 2017 Notes may be converted, under the conditions specified below, based on an initial conversion rate of 129.7185 shares of common stock per $1,000 principal amount of 2017 Notes (which represents an initial effective conversion price of the Notes of $7.71 per share), subject to adjustment as described in the Indenture.

        The 2017 Notes may be converted by the holder, in multiples of $1,000 principal amount, only under the following circumstances:

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

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Long Term Debt, Revolving Credit Facility and Prepayment Obligation (Continued)

        In addition, following certain corporate events that occur prior to the maturity date (as described in the Indenture), the Company will adjust the conversion rate for a holder of the 2017 Notes who elects to convert its 2017 Notes in connection with such a corporate event in certain circumstances.

        At December 31, 2013, the aggregate conversion value of the 2017 Notes did not exceed their par value using a conversion price of $8.7150, the closing price of the Company's common stock on December 31, 2013.

        In accordance with accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the 2017 Notes separately. The estimated fair value of the liability component at the date of issuance was $154,884 and was computed based on the fair value of similar debt instruments that do not include a conversion feature. The equity component of $65,116 was recognized as a debt discount and represents the difference between the $220,000 of gross proceeds from the issuance of the 2017 Notes and the $154,884 estimated fair value of the liability component at the date of issuance. The debt discount is being amortized over a five-year period ending October 1, 2017, which represents the expected life of a similar debt instrument without the equity component.

        Issuance costs of $7,408 related to the issuance of the 2017 Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively.

        The effective interest rate on the liability component of the 2017 Notes was 10.7% as of December 31, 2013. Interest expense incurred in connection with the 2017 Notes consisted of the following:

Fiscal Year Ended December 31, 2013
Contractual coupon rate of interest	$6,637
Amortization of issuance costs and debt discount	11,632

Interest expense—Convertible Notes	$18,269

        The carrying value of the 2017 Notes consisted of the following:

December 31, 2013
Principal balance	$220,000
Discount, net of accumulated amortization of $13,269	(51,847)

Carrying amount	$168,153

3.00% Convertible Senior Notes due 2020

        On December 10, 2013, the Company issued $214,000 aggregate principal amount of 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The net proceeds from the issuance of the 2020 Notes were approximately $206,530, after deducting fees paid to the initial purchasers and other offering costs. The 2020 Notes are senior unsecured obligations of the Company, which pay interest in

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Long Term Debt, Revolving Credit Facility and Prepayment Obligation (Continued)

cash semi-annually (on June 15 and December 15 of each year) at a rate of 3.00% per annum beginning on June 15, 2014. The 2020 Notes are governed by an Indenture dated December 10, 2013 with U.S. Bank National Association, as trustee (the "2013 Indenture"). The 2020 Notes are not redeemable by the Company.

        The 2020 Notes will mature on December 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. The 2020 Notes may be converted, under the conditions specified below, based on an initial conversion rate of 82.5764 shares of common stock per $1,000 principal amount of Notes (which represents an initial effective conversion price of the Notes of $12.11 per share), subject to adjustment as described in the 2013 Indenture.

        The 2020 Notes may be converted by the holder, in multiples of $1,000 principal amount, only under the following circumstances:

  •
  prior to June 15, 2020, during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

  •
  prior to June 15, 2020, during the five business day period after any five consecutive trading day period in which the trading price (as defined in the 2013 Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;

  •
  prior to June 15, 2020, upon specified corporate events;

  •
  on or after June 15, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

        Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as described in the Indenture, calculated on a proportionate basis for each trading day in a 40 consecutive trading-day conversion period (as described in the 2013 Indenture).

        In addition, following certain corporate events that occur prior to the maturity date (as described in the 2013 Indenture), the Company will adjust the conversion rate for a holder of the 2020 Notes who elects to convert its 2020 Notes in connection with such a corporate event in certain circumstances.

        At December 31, 2013, the aggregate conversion value of the 2020 Notes did not exceed their par value using a conversion price of $8.7150, the closing price of the Company's common stock on December 31, 2013.

        In accordance with accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the 2020 Notes separately. The estimated fair

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Long Term Debt, Revolving Credit Facility and Prepayment Obligation (Continued)

value of the liability component at the date of issuance was $115,230 and was computed based on the fair value of similar debt instruments that do not include a conversion feature. The equity component of $98,770 was recognized as a debt discount and represents the difference between the $214,000 of gross proceeds from the issuance of the 2020 Notes and the $115,230 estimated fair value of the liability component at the date of issuance. The debt discount is being amortized over a seven-year period ending December 15, 2020, which represents the expected life of a similar debt instrument without the equity component.

        Issuance costs of $7,469 related to the issuance of the 2020 Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively.

        The effective interest rate on the liability component of the 2020 Notes was 12.99% as of December 31, 2013. Interest expense incurred in connection with the 2020 Notes consisted of the following:

Fiscal Year Ended December 31, 2013
Contractual coupon rate of interest	$390
Amortization of issuance costs and debt discount	565

Interest expense—Convertible Notes	$955

        The carrying value of the 2020 Notes consisted of the following:

December 31, 2013
Principal balance	$214,000
Discount, net of accumulated amortization of $531	(98,239)

Carrying amount	$115,761

        The Company will be required to repay the following principal amounts under the Apple Prepayment Agreement and 2017 and 2020 Notes:

Calendar Year Ending	Principal Payments
2014	$—
2015	45,000
2016	45,000
2017	265,000
2018	45,000
2019	45,000
2020	214,000

Total	$659,000

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Long Term Debt, Revolving Credit Facility and Prepayment Obligation (Continued)

Convertible Note Hedge Transactions and Warrant Transactions

        In connection with the offering of the 2017 Notes, the Company entered into separate convertible note hedging transactions and warrant transactions with multiple counterparties.

        Pursuant to the convertible note hedges, the Company purchased call options on its common stock, under which the Company has the right to acquire from the counterparties up to 28,500 shares of its common stock, or an equivalent amount in cash or a combination of cash and shares, subject to customary anti-dilution adjustments, at a strike price of $7.71, that is equal to the initial conversion price of the 2017 Notes. The Company's exercise rights under the call options trigger upon conversion of the 2017 Notes and the call options terminate upon the maturity of the 2017 Notes, or the first day the Notes are no longer outstanding. The convertible note hedges may be settled in cash, shares of the Company's common stock, or a combination thereof, at the Company's option, and are intended to reduce the Company's exposure to potential cash payments or potential dilution upon conversion of the 2017 Notes. The Company paid $57,923 for the convertible note hedges, which was recorded as a reduction to additional paid-in capital.

        The Company also sold warrants (the "Warrants") to multiple counterparties that provide the counterparties rights to acquire from us up to approximately 28,500 shares of our common stock. The strike price of the Warrants will initially be $9.9328 per share, which is 67.5% above the last reported sale price of the Company's common stock on September 24, 2012. The warrants expire incrementally on a series of expiration dates following the maturity dates of the 2017 Notes. At expiration, if the market price per share of the Company's common stock exceeds the strike price of the Warrants, the Company will be obligated to issue shares of the Company's common stock having a value equal to such excess. The Warrants could have a dilutive effect on earnings per share to the extent that the market value per share of the Company's common stock exceeds the strike price of the Warrants. Proceeds received from the Warrant transactions totaled $41,623 and were recorded as additional paid-in capital.

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

12. Restructuring Charges and Asset Impairments

Hazelwood Facility Idling

        On January 10, 2013, the Company announced its plan to idle operations at its Hazelwood, Missouri facility ("Hazelwood facility"), which is included in the PV segment. The idling of the Hazelwood facility is part of the Company's effort to reduce costs and optimize its research and development activities and the idling of the facility was completed by March 30, 2013. In connection with this action, the Company terminated the employment of 37 of the Hazelwood facility employees at various dates in the first quarter of fiscal 2013. The Company determined that as of December 31, 2012 it was probable that employees would be entitled to receive severance and related benefits and that these amounts were estimable and accordingly recorded the expense during the three months ended

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12. Restructuring Charges and Asset Impairments (Continued)

December 31, 2012. In connection with the idling of the Hazelwood facility, the Company recorded $29,782 of restructuring and asset impairment expense during the three months ended December 31, 2012, comprised of $521 of severance and related benefits and $29,261 for the write-down to fair value of certain long-lived, intangible assets and other assets associated with the Hazelwood facility. During the fiscal year ended December 31, 2013, the Company recorded $1,854 of additional charges related to the Hazelwood facility's lease exit costs, $642 of other contract termination costs related to this facility and $4,010 of impairment charges related to the fair value of the HiCz fixed assets. The Company has determined the long-lived asset group of the Hazelwood facility, which has a carrying value of $1,391, does not meet the held-for-sale criteria at December 31, 2013. At December 31, 2012, the Company's estimate of fair value of the long-lived asset group was based on equal weighting of the cost and market approaches, however, due to a lack of interest by market participants, the Company's fair value as of December 31, 2013 of $1,391 is primarily based on the amount expected to be recovered upon liquidation.

        The Company reports expense for its restructuring charges and asset impairments separately in the consolidated statements of operations. The table below summarizes the restructuring accrual activity for the year ended December 31, 2013 and the nine-month period ended December 31, 2012:

	Employee Related Benefits	Lease Exit Costs	Asset Impairments	Total
Restructuring and impairment charges	$2,986	$176	$30,279	$33,441
Cash Payments	(910)	(43)		(953)
Asset impairment	—		(30,279)	(30,279)

Balance as of December 31, 2012	2,076	133	—	2,209

Restructuring and impairment charges	362	2,496	4,010	6,868
Cash Payments	(2,324)	(1,166)	—	(3,490)
Asset impairment	—	—	(4,010)	(4,010)

Balance as of December 31, 2013	$114	$1,463	$—	$1,577

13. Employee Benefit Plan

        The Company has a 401(k) employee savings plan for its eligible employees. Eligible employees may elect to contribute a percentage of their salaries up to the annual Internal Revenue Code maximum limitations. The 401(k) employee savings plan allows the Company to make discretionary matching contributions for its participating employees. For the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, the Company made discretionary contributions of $2,210, $1,658 and $2,036, respectively.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Income Taxes

        Loss (income) before provision for income taxes is as follows:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Domestic	$(78,482)	$(40,348)	$126,422
Foreign	(43,996)	(115,694)	143,516

Total	$(122,478)	$(156,042)	$269,938

        The provision for income taxes is comprised of:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Current:
Federal	$(5,565)	$31,180	$42,569
State	(1,490)	2,888	7,533
Foreign	(189)	702	27,953

Total current	$(7,244)	$34,770	$78,055
Deferred:
Federal	$(24,414)	$(28,136)	$11,202
State	(2,246)	(4,472)	(1,271)
Foreign	(5,772)	(15,896)	(1,445)

Total deferred	$(32,432)	$(48,504)	$8,486

Total (benefit) provision for income taxes	$(39,676)	$(13,734)	$86,541

        A component of the current tax (benefit) provision for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012 includes an accrual for noncurrent tax related to uncertain tax benefits of $405, $177 and $8,339, respectively.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Income Taxes (Continued)

        The U.S. federal income tax rate is reconciled to the Company's effective tax rate as follows:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Income tax at federal statutory rate	$(42,867)	$(54,615)	$94,478
State income tax, net of U.S. federal benefit	(2,428)	(1,029)	4,071
IRC Section 199 deduction	—	—	(624)
Foreign income taxes at rates different than domestic rates	5,312	17,503	(28,793)
Effect of foreign operations included in U.S. federal provision	4	110	3,306
Foreign permanent items	6,502	8,997	6,021
Non-deductible goodwill	—	19,963	—
Reserves for uncertain tax benefits	1,284	1,045	8,185
Research credits	(3,488)	4	(798)
Non-deductible contingent consideration expense	(2,763)	(3,397)	1,513
Adjustment to accrued income taxes	(3,843)	—	—
Other	2,611	(2,315)	(818)

	$(39,676)	$(13,734)	$86,541

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Deferred revenue	$6,971	$22,188
Reserves not currently deductible	12,463	10,939
Equity compensation	4,911	5,612
Allowance for doubtful accounts	592	398
Contingent consideration	2,659	81
Tax credits	4,189	820
Loss carry-forward	50,289	14,116
Other	1,334	879

Total deferred tax assets	$83,408	$55,033

Deferred tax liabilities:
Deferred costs	2,471	4,672
Fixed assets	5,243	4,824
Intangibles	22,763	23,713
Convertible notes and bond hedge	39,626	2,634

	70,103	35,843

Net deferred tax assets	$13,305	$19,190

Reported as:
Deferred income taxes—current	$17,881	$26,339
Deferred income taxes—long-term	(4,576)	(7,149)

	$13,305	$19,190

        As of December 31, 2013, the Company had net operating losses of $190,906, of which $86,033 are in the US and $104,873 are in foreign jurisdictions. The losses in the US may be carried back two years or carried forward 20 years and if not utilized, will begin to expire in 2033. The losses in foreign jurisdictions may be carried forward indefinitely.

        As of December 31, 2013, the Company had state investment tax and research credit carryforwards of approximately $539 and $457, respectively. These credits begin to expire in fiscal 2015, unless converted to unlimited status. The Company also has approximately $59,642 in state net operating losses that may be carried forward between 7 and 20 years and if not utilized, will begin to expire in 2020.

        As of December 31, 2013, the Company had foreign tax credit and federal research credit of $1,033 and $2,159, respectively. These credits can be carried forward for 10 and 20 years, respectively.

        It is the intention of the Company to reinvest the earnings of its non-US subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for US or additional foreign withholding taxes on its undistributed earnings of approximately $158,471, as these are considered permanently reinvested. Such earnings could become subject to U.S. taxation if they were

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Income Taxes (Continued)

either remitted as dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

        As of December 31, 2013, the Company had $25,613 of unrecognized tax benefits, of which, approximately $24,767 would affect the effective tax rate if recognized. A reconciliation of the beginning and ending amount of the unrecognized income tax benefits during the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012 are as follows:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Balance at beginning of period	$26,322	$25,295	$17,653
Increases related to current year tax positions	405	177	7,823
Decreases related to prior year tax positions	(157)	—	(158)
Increases related to prior year tax positions	409	850	—
Decreases related to settlements with tax authorities	(1,366)	—	(23)

Balance at end of period	$25,613	$26,322	$25,295

        The Company also recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recorded interest and penalties of $626, $283 and $516 as part of income tax expense for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively. During the calendar year ending December 31, 2013, the Company paid interest of $28 related to settlements with tax authorities. The Company has recorded accruals for interest and penalties of $2,524 and $1,925 as of December 31, 2013 and December 31, 2012, respectively.

        The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by federal, state, and foreign tax authorities. The Company's U.S. tax returns for fiscal years ending March 31, 2009 and later are open. The Company is under examination by the Internal Revenue Service, or IRS' for its fiscal years ended March 28, 2009 and April 3, 2010. The Company plans to vigorously defend all tax positions taken. In addition, the statute of limitations is open for all state and foreign jurisdictions. As of December 31, 2013, the Company has classified approximately $16 of unrecognized tax benefits as short-term. These unrecognized tax benefits relate to state tax positions.

Out-of-period correction

        During the preparation of the 2013 financial statements, the Company identified a $3,843 overstatement of income taxes provided in prior years and a related overstatement of accrued income taxes. Accordingly, in the fourth quarter of 2013, the Company recorded an out-of period adjustment which reduced accrued income taxes and increased the current year benefit for income taxes by $3,843. The Company does not believe that the adjustment described above is material to the Company's results of operations, financial position or cash flows for the current period or for any of the Company's previously filed annual or quarterly financial statements.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

15. Commitments and Contingencies

Lease commitments

        The Company has entered into operating leases for office and warehouse facilities in the United States, China, Hong Kong and Taiwan. The terms of these leases range from 12 months to 13 years. Rent expense for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, was $4,710, $4,004 and $4,770, respectively. As of December 31, 2013, minimum annual payments under these agreements are as follows:

Year ending December 31,	Minimum Annual Payments
2014	$5,183
2015	2,683
2016	1,951
2017	1,588
Thereafter	8,268

Purchase Commitments

        The Company's commitments to purchase raw materials, research and development and other services from various suppliers are approximately $473,640 as of December 31, 2013. The majority of these commitments are due within the next twelve months.

        The Company may terminate purchase commitments for DSS inventory components in fiscal 2014 and beyond. As of December 31, 2013, $600 has been accrued as certain purchase orders were canceled as of December 31, 2013. The gross amount outstanding under these purchase orders was $10,197 as of December 31, 2013, and the Company will negotiate with the vendors to determine the amount payable upon termination of these purchase orders as applicable.

Supply Commitments

        In connection with the agreement made with Apple Inc., the Company is required to maintain levels of supply in accordance with the MDSA.

Pledged Collateral

        In connection with the acquisition of Confluence Solar, the Company has acquired certain assets which are pledged as collateral against customer deposits of $2,000 as of December 31, 2013.

        The Company has pledged (i) all of the equity interests of GT Equipment Holdings LLC and (ii) all of the assets held by GT Equipment Holdings LLC to secure its obligations under the Prepayment Agreement. Refer to Note 3 for additional information.

Litigation Contingencies

        In October 2013, the Company settled a vendor contract dispute. The terms of the settlement, which includes no admission of liability or wrongdoing by the Company or by any other defendants, provides for a full and complete release of all claims that were or could have been brought against the

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

15. Commitments and Contingencies (Continued)

Company. The Company paid $3,250 in the fourth quarter of 2013 to settle this matter. The Company recorded this expense in general and administrative expense during the three months ended September 28, 2013.

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

16. Stockholders' Equity

Common Stock

        The Company has authorized 500,000 shares of common stock, $0.01 par value, of which 134,463 shares were issued and outstanding at December 31, 2013.

        On December 10, 2013, the Company issued a total of 9,942 shares of common stock (the "Common Stock") at a per share price of $8.65, or an aggregate of approximately $86,000, concurrently with the 2020 Notes issuance. The net proceeds from the issuance of the common stock were approximately $81,465 after deducting costs associated with the stock issuance.

Share Repurchase Program

        In November 2011, the Company's board of directors authorized a $100,000 share repurchase program consisting of the purchase of $75,000 of its common stock which was financed with existing cash through an accelerated share repurchase program, and the purchase of an additional $25,000 of its common stock that may be made from time to time through open market repurchases or privately negotiated transactions, as determined by the Company's management. On November 18, 2011, the Company entered into an accelerated share repurchase agreement ("ASR") with UBS AG, under which the Company repurchased $75,000 of its common stock. The effective per share purchase price was based on the average of the daily volume weighted average prices per share of the Company's common stock, less a discount, calculated during the term of the ASR. In connection with this agreement, in November 2011, the Company paid $75,000 to UBS AG and at such time received 7,823 shares of the Company's common stock, of which:

  •
  $60,000, or 80%, represented the value, based on the closing price of the Company's common stock on November 18, 2011, of the 7,823 shares of Company common stock that UBS AG delivered to the Company in November 2011; and

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

16. Stockholders' Equity (Continued)

  •
  $15,000, or 20%, represented an advance payment that, depending on the effective per share purchase price, which could have been used either to cover additional shares UBS AG may have been required to deliver to the Company or applied towards any additional amount that may have been owed by the Company. This advanced payment was accounted for as a forward share repurchase contract in the statement of stockholders' equity, as a reduction to additional paid-in capital.

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

        The total number of shares received by the Company under the ASR was 9,438. This number of shares is comprised of the 7,823 initial shares, 900 early delivery shares and 715 final settlement shares. The effective per share repurchase price was $7.95 per share based on the volume-weighted average share price of the company's common stock, less a discount, during the ASR period. All of the shares received by the Company under the ASR program were canceled and retired upon receipt by the Company.

        To account for changes in the fair value of the share repurchase contract from the trade date of November 18, 2011 to settlement date of November 23, 2011, the Company recorded a gain of $3,344 for the fiscal year ended March 31, 2012 to other income to reflect an appreciation of the fair value of the share repurchase contract over the three day settlement period.

        The excess of the cost of shares acquired over the par value was allocated to additional paid-in capital and retained earnings. As a result of these share repurchases, the Company reduced common stock and additional paid-in capital by an aggregate of $13,744 and charged $64,599 to retained earnings for the fiscal year ended March 31, 2012.

Preferred Stock

        The Company has authorized 10,000 shares of undesignated preferred stock, $0.01 par value, none of which was issued and outstanding at December 31, 2013 or December 31, 2012. The Company's board of directors is authorized to determine the rights, preferences and restrictions on any series of preferred stock to be issued.

17. Share-Based Compensation

        The Company has established equity compensation plans that provide share-based compensation to eligible employees, directors, officers, as well as independent contractors performing services for the Company. The terms of awards made under the Company's equity compensation plans are generally determined by the Compensation Committee. On January 1, 2006, the Company adopted the 2006 Stock Option Plan (the "2006 Plan"). Under the 2006 Plan, options were granted to persons who were, at the time of grant, employees, officers or directors of, or consultants or advisors to, the Company. All of the options granted under the 2006 Plan were awarded prior to the Company's initial public offering

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

17. Share-Based Compensation (Continued)

and therefore the option price at the date of grant was determined based upon contemporaneous valuations. On June 30, 2008, in connection with the Company's initial public offering, the Company adopted the 2008 Equity Incentive Plan (the "2008 Plan"). The Company does not intend to issue any further equity awards under the 2006 or 2008 Plans. On August 24, 2011, the Company adopted the 2011 Equity Incentive Plan (the "2011 Plan"). The 2011 Plan reserves up to 12,500 shares of common stock for grants of stock options, restricted stock, restricted stock units and other share-based awards. The principal awards outstanding under these equity plans consist of grants of restricted stock units and stock options. As of December 31, 2013, an aggregate of 6,313 shares were authorized for future grant under our 2011 Plan.

        Restricted stock units deliver the recipient a right to receive one share of the Company's common stock upon vesting. The restricted stock units vest upon the passage of time or upon the completion of performance goals as it relates to the Company's performance based awards, as defined at the grant date. Unlike stock options, there is no cost to the employee at share issuance.

        Shares of common stock are issued to the holders of restricted stock units on the date the restricted stock units vest. The majority of shares issued are net of the statutory withholding requirements, which the Company pays on behalf of our participants. Prior to vesting, restricted stock units do not have dividend equivalents rights and do not have voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding. Restricted stock units awarded typically vest over a 3 or 4 year period on an annual ratable basis and expire ten years after grant.

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

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

17. Share-Based Compensation (Continued)

        The following table presents stock-based compensation expenses and related income tax benefits included in the Company's consolidated statement of operations for the periods indicated:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
General administrative expenses	$13,490	$7,384	$9,967
Selling and administrative expenses	1,078	689	784
Research and development expenses	3,126	1,779	2,210
Cost of sales	986	1,153	1,766

Stock-based compensation expense	$18,680	$11,005	$14,727

Income tax benefit of stock-based compensation expense	$6,687	$4,020	$5,418

        As of December 31, 2013, the Company had unamortized share-based compensation expense related to stock options, restricted stock unit awards and performance-based restricted stock units of $1,403, $17,936 and $3,339, respectively, after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 1.1 years, 2.0 years and 0.8 years, respectively. Share-based compensation cost capitalized as part of inventory was not significant and therefore not separately disclosed for all periods presented.

        Cash received and income tax benefits from stock option exercises and restricted stock unit vesting was $2,009 and $4,583 for the fiscal year ended December 31, 2013, respectively, $397 and $2,106 for the nine-month period ended December 31, 2012, respectively and $6,901 and $7,384 for the fiscal year ended March 31, 2012, respectively.

Stock Option Activity

        The following table summarizes stock option activity for the fiscal year ended December 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,303	$6.27
Granted	—	$—
Exercised	(529)	$3.80
Forfeited	(400)	$6.94

Outstanding at December 31, 2013	2,374	$6.71	5.8	$6,837

Exercisable at December 31, 2013	2,042	$6.14	5.6	$6,545
Vested or expected to vest at December 31, 2013	2,368	$6.69	5.8	$6,836

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company's closing common stock price of $8.72 on December 31, 2013, which would have been

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

17. Share-Based Compensation (Continued)

received by the option holders had all option holders exercised their options and immediately sold their shares on that date. The Company settles employee stock options exercises with newly issued common shares.

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Total intrinsic value of stock options exercised	$2,573	$247	$8,914

        No stock options were granted during the fiscal year ended December 31, 2013 or the nine-month period ended December 31, 2012. The weighted-average estimated fair value per share of stock options granted during the fiscal year March 31, 2012, was determined to be $5.71 using the Black-Scholes option-pricing model with the following underlying assumptions:

Fiscal Year Ended March 31, 2012
Weighted average expected volatility	48%
Weighted average risk-free interest rate	1.98%
Expected dividend yield	—%
Weighted average expected life (in years)	6

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

        The Company estimates the expected life, which represents the best estimate of the period of time from the grant date that the stock option will remain outstanding, using the simplified method (the mid-point between the time to vest and the contractual terms). The Company applies the simplified method because of insufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited period of time the equity shares have been publicly traded. For options granted to non-employees the remaining contractual term is used for measurement purposes.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

17. Share-Based Compensation (Continued)

Restricted Stock Unit Activity

        The following table summarizes restricted stock unit activity for the fiscal year ended December 31, 2013:

	Restricted Stock Units
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	5,460	$6.69
Granted	3,246	3.56
Vested	(1,826)	6.71
Forfeited	(1,317)	5.94

Outstanding at December 31, 2013	5,563	5.04

        The total fair value of restricted stock units vested for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012 was $9,956, $5,350 and $10,881, respectively. The estimated weighted-average grant date fair values of restricted stock units granted during the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012 was $3.56, $4.79 and $11.57, respectively.

Performance-Based Restricted Stock Unit Activity

        The following table summarizes performance-based restricted stock unit activity for the fiscal year ended December 31, 2013:

	Performance-Based Restricted Stock Units
	Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	1,295	$7.32
Granted	1,233	4.47
Vested	—	—
Forfeited	(413)	6.23

Outstanding at December 31, 2013	2,115	5.90

        The estimated weighted-average grant date fair values of performance-based restricted stock units granted during the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012 was $4.47, $4.50 and $11.97, respectively. During the year ended December 31, 2013, the Company granted certain executives market based restricted stock units which are earned based upon achievement of certain stock price thresholds (and if these price thresholds are satisfied, the units vest upon meeting certain continued service requirements). The total fair value of these market-based restricted stock units was determined through the use of a Monte Carlo simulation model, which utilizes multiple inputs that determine the probability of satisfying the market condition requirements applicable to each award; these inputs include the expected volatility

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

17. Share-Based Compensation (Continued)

factor of 73%, risk free interest rate of 1.24%, expected term (7 years) and expected dividend yield of 0%. The total fair value of the market based restricted stock units was $2,688, or $3.02 per unit on a weighted average basis.

18. Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing the Company's net income (loss) by only the weighted average number of common shares outstanding during the period. For period in which the Company reports net income, diluted earnings per share is computed by dividing the Company's net income by the weighted average number of common shares and, when dilutive, the weighted average number of potential common shares outstanding during the period, as determined using the treasury stock method. Potential common shares consist of common stock issuable upon the exercise of outstanding stock options and the vesting of restricted stock units.

        The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Weighted average common shares—basic(1)	122,481	118,776	123,924
Dilutive common stock options and restricted stock unit awards(2,3,4)	—	—	2,127

Weighted average common and common equivalent shares—diluted	122,481	118,776	126,051

(1)
On November 18, 2011, the Company entered into an agreement to effect an accelerated share repurchase (see Note 16 above for additional information about the Company's accelerated share repurchase program). Under the agreement the Company received a total of 9,438 shares during the period of November 18, 2011 through March 8, 2012. On November 12, 2010, the Company repurchased 26,500 shares of the Company's common stock from GT Solar Holdings, LLC. The impact of these repurchases on the weighted average shares was a reduction of 2,989 for the fiscal year ended March 31, 2012.

(2)
Holders of the 2017 Notes and 2020 Notes may convert their Notes into shares of the Company's common stock, at the applicable conversion rate, subject to certain conditions (Refer to Note 11 for a full description on the 2017 Notes and 2020 Notes). Since it is the Company's stated intent to settle the principal amount of the 2017 Notes and 2020 Notes in cash, the Company has used the treasury stock method for determining the potential dilution in the diluted earnings per share computation. Since the average price of the Company's common stock was less than the effective conversion price for such 2017 Notes and 2020 Notes during the reporting periods, the 2017 Notes and 2020 Notes were not dilutive for such periods.

(3)
Upon exercise of the Warrants, holders of the Warrants may acquire up to 28,500 shares of the Company's common stock at an exercise price of $9.9328 (refer to Note 11 for additional

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Earnings (Loss) Per Share (Continued)

  information on the Warrants). If the market price per share of the Company's common stock for the period exceeds the established strike price, the Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method. Since the average price of the Company's common stock was less than the strike price of the Warrants for the reporting periods, such Warrants were also not dilutive.

(4)
As the Company was in a loss position for the fiscal year ended December 31, 2013 and the nine-month period ended December 31, 2012, certain shares have not been included in the calculation of earnings per share, as their impact would be anti-dilutive. The total number of shares excluded because they would be anti-dilutive was 10,052,140 and 10,059,700 for the fiscal year ended December 31, 2013 and the nine-month period ended December 31, 2012, respectively.

19. Segment and Geographical Information

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

        The PV business manufactures and sells directional solidification, or DSS, crystallization furnaces and ancillary equipment used to cast crystalline silicon ingots by melting and cooling polysilicon in a precisely controlled process. These ingots are used to make photovoltaic wafers which are, in turn, used to make solar cells. On August 24, 2011, the Company acquired 100% of the outstanding shares of common stock of privately-held Confluence Solar. Confluence Solar is the developer of HiCz™, a continuously-fed Czochralski growth technology that is designed to enable the production of high efficiency monocrystalline solar ingots.

        The polysilicon business manufactures and sells Silicon Deposition Reactors (SDR™) and related equipment used to produce polysilicon, the key raw material used in silicon-based solar wafers and cells, while also providing engineering services and related equipment.

        The sapphire business manufactures and sells advanced sapphire crystal growth systems, as well as sapphire materials used in LED applications, and sapphire components used in other specialty markets. On May 16, 2013, the Company acquired substantially all of the business of Thermal Technology which are included in the sapphire segment. Thermal Technology is a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that have been deployed across multiple industries including LED, medical devices, oil and gas and automotive. The acquisition of Thermal Technology provides the Company with certain technologies, including annealing technologies, that we believe may allow us to address potential new markets.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

19. Segment and Geographical Information (Continued)

        Financial information for the Company's reportable segments is as follows:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Revenue:
PV	$31,429	$17,550	$375,546
Polysilicon	219,731	306,662	363,278
Sapphire	47,807	55,434	216,881

Total revenue	$298,967	$379,646	$955,705

Gross Margin:
PV	$8,676	$(70,563)	$183,512
Polysilicon	95,225	121,958	157,420
Sapphire	(10,854)	2,681	85,868

Total gross margin	93,047	54,076	426,800

Research and development	83,006	55,401	49,872
Sales and marketing	15,379	12,408	19,763
General and administrative	68,967	44,362	64,117
Contingent consideration (income) expense	(1,119)	(9,492)	4,458
Impairment of goodwill	—	57,037	—
Restructuring charges and asset impairments	6,868	33,441	—
Amortization of intangible assets	11,073	7,619	8,198

(Loss) income from operations	(91,127)	(146,700)	280,392
Interest income	364	164	468
Interest expense	(31,832)	(8,556)	(12,980)
Other, net	117	(950)	2,058

(Loss) income before taxes	$(122,478)	$(156,042)	$269,938

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

19. Segment and Geographical Information (Continued)

Geographic Information

        The following table presents net revenue by geographic region, which is based on the destination of the shipments:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
United States	$12,273	$6,666	$11,490
China	65,510	85,842	495,283
Korea	54,566	180,204	238,780
Malaysia	109,066	2,272	230
Saudi Arabia	45,268	3,745	—
Taiwan	9,068	95,890	134,558
Other Asia	582	1,423	41,688
Europe	2,010	1,460	29,816
Other	624	2,144	3,860

Total	$298,967	$379,646	$955,705

        A summary of long-lived assets by geographical region is as follows:

	Fiscal Year Ended December 31, 2013(1)	Nine-Month Period Ended December 31, 2012(1)	Fiscal Year Ended March 31, 2012(1)
United States	$295,829	$150,738	$214,778
Luxembourg	57,812	63,024	69,102
Hong Kong	5,687	1,252	1,573
China	583	1,382	2,863
Taiwan	71	121	175

Total	$359,982	$216,517	$288,491

(1)
Long-lived assets for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, include intangible assets and goodwill of $150,222, $136,568 and $188,509, respectively, all located in the United States, with the exception of $1,711 and $56,101 of goodwill and intangibles, respectively, for the fiscal year ended December 31, 2013, which are located in Luxembourg.

20. Other, net

        The components of other income, net are as follows:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Foreign currency loss	$(313)	$(308)	$(478)
Loss on derivatives—ineffective portion	—	(886)	(1,388)
Other	430	244	3,924

Total other income (expense), net	$117	$(950)	$2,058

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

21. Fair Value Measurements

        Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying such assumptions, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is applied as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. There were no transfers between such levels in the fiscal year ended December 31, 2013.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2013 and December 31, 2012:

	December 31, 2013
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds—assets	$462,908	$462,908	$—	$—
Liabilities:
Contingent consideration	15,407	—	—	15,407

	December 31, 2012
		Fair Value Measurements Using
	Total Carrying Value
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds—assets	$200,041	$200,041	$—	$—
Forward foreign exchange contracts—assets	230	—	230	—
Liabilities:
Contingent consideration	10,315	—	—	10,315

        The Company's money market mutual funds are valued using readily available market prices. Restricted cash of $93,319 was invested in money market mutual funds at December 31, 2013.

        The Company's counterparties to its forward foreign exchange contracts are financial institutions. These forward foreign exchange contracts are measured at fair value using a valuation which represents

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Fair Value Measurements (Continued)

a good faith estimate of the midmarket value of the position, based on estimated bids and offers for the positions, which are updated each reporting period. The Company considers the effect of credit standings in these fair value measurements. There have been no changes in the valuation techniques used to measure the fair value of the Company's forward foreign exchange contracts (see Note 22 below for additional information about the Company's derivatives and hedging activities).

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

        The key assumptions as of December 31, 2013 related to the contingent consideration from the acquisition of certain assets of Twin Creeks used in the model include: discount rate of 28% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 25% and 75% for the low and base case scenarios, respectively. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

        The key assumptions as of December 31, 2013 related to the contingent consideration from the acquisition of substantially all of the business of Thermal Technology used in the model include: discount rate of 20% for purposes of discounting the most likely scenario associated with achievement of the financial based earn-out. An increase or decrease in the probability of achievement of the projected financial targets could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

        During the three months ended June 29, 2013, the Company reversed the contingent consideration liability related to the Confluence Solar acquisition with a corresponding reduction to contingent consideration expense. This reversal of approximately $4,816 was the result of failing to achieve the required operational and technical targets required to earn such consideration.

        The Company recorded contingent consideration (income) expense in the consolidated statements of operations of $(1,119) for the fiscal year ended December 31, 2013 and $(9,492) for the nine-month period ended December 31, 2012, all of which was allocated to the corporate services reporting segment. Changes in the fair value of the Company's Level 3 contingent consideration obligations

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Fair Value Measurements (Continued)

during the fiscal year ended December 31, 2013 and the nine-months period ended December 31, 2012 were as follows:

	Fiscal Year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012
Fair value as of the beginning of the period	$10,315	$22,473
Acquisition date fair value of contingent consideration obligations related to acquisitions	6,211	5,200
Changes in the fair value of contingent consideration obligations	(1,119)	(9,492)
Payments of contingent consideration obligations	—	(7,866)

Fair value at the end of the period	$15,407	$10,315

        The carrying amounts reflected in the Company's consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities. The Company did not hold any short-term investments at December 31, 2013 or December 31, 2012.

        The following table provides the carrying and fair values of certain of our long-term debt obligations as of December 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Total Carrying Value
Description		(Level 1)	(Level 2)	(Level 3)	Fair Value
2012 Term Facility, including current portion
December 31, 2012	$139,563	$—	$139,563	$—	$139,563
3.00% Senior Convertible Notes due 2017
December 31, 2013	$168,153	$—	$300,168	$—	$300,168
December 31, 2012	$157,440	$—	$157,300	$—	$157,300
3.00% Senior Convertible Notes due 2020
December 31, 2013	$115,761	$—	$217,745	$—	$217,745
Prepayment Obligation
December 31, 2013	$172,475	$—	$172,482	$—	$172,482

        The fair values of the 2017 and 2020 convertible notes were calculated using a market approach. The inputs used in the calculation included assumptions at the valuation date of stock price, conversion price, risk-free rate, expected annual dividend yield, expected volatility, bond yield and recovery rate.

        The fair value of the prepayment obligation was calculated using a market approach. The inputs used in the calculation were based on comparable long term debt instruments in the market with similar characteristics and terms at the valuation date.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Fair Value Measurements (Continued)

        Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents nonrecurring fair value measurements as of December 31, 2013 and December 31, 2012:

	December 31, 2013
			December 31, 2012
		Total Losses
	Fair Value		Fair Value	Total Losses
Goodwill allocated to the PV business	$—	$—	$3,378	$(57,037)
Long-lived asset group at our Hazelwood facility	1,391	4,010	5,165	29,261
Arizona deferred rent benefit	2,518	—	—	—

        For Level 3 assets that were measured at fair value on a non-recurring basis during the twelve-month period ended December 31, 2013, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range, Median or Average
Long-lived asset group at our Hazelwood facility	$1,391	Cost Approach and Market Approach	Depreciation Factors	Average of 75%
Arizona deferred rent benefit	2,518	Market Approach	Discount Rate	Range

        The fair value of the long-lived asset group of the Hazelwood facility at December 31, 2012 was calculated based on a probability assessment of potential outcomes. An estimation of fair value, assuming the assets would be used by a market participant as is, was determined using a cost approach which was based on current replacement and/or reproduction costs of the asset as new, less depreciation factors attributable to physical, functional and economic obsolescence and utilizing data from various indexes. A separate estimate of fair value was determined using a market approach assuming an orderly liquidation. At December 31, 2012, equal weighting was applied to the cost and market approaches, however, due to a lack of interest by market participants, the Company's fair value as of December 31, 2013 of $1,391 is primarily based on the amount expected to be recovered upon liquidation.

        The fair value of the Arizona below market operating lease benefit at the lease commencement date was calculated using a market approach. The inputs used in the calculation were based on comparable lease signings and market rents in the surrounding area. The discount rate used, in the opinion of management, best reflects the current market interest rate of a comparable lease arrangement with similar characteristics and terms.

        Significant increases or decreases in any of the significant unobservable inputs used could result in significantly higher or lower fair value measurements.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

22. Derivative and Hedging Activities

        The Company enters into forward foreign currency exchange contracts to hedge portions of foreign currency denominated inventory purchases. These contracts typically expire within 12 months of entering into the contract. As of December 31, 2013, the Company had no outstanding foreign currency exchange contracts.

        The following table summarizes activity in accumulated other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company during the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012:

	Fiscal year Ended December 31, 2013	Nine-Month Period Ended December 31, 2012	Fiscal year Ended March 31, 2012
Balance at beginning of period	$(536)	$(1,378)	$(3,522)
Net (loss) gain on changes in fair value of derivatives, net of tax effect of $12, $(563) and $(1,429), respectively	(54)	842	2,144

Balance at end of period	$(590)	$(536)	$(1,378)

        During the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, the Company recognized gains (losses) of $60, $(2,354) and $(4,258), respectively, against cost of revenue with respect to cash flow hedges where the underlying hedged transaction had affected earnings. Based on forward foreign currency exchange contracts held by the Company at December 31, 2013, approximately $0 of accumulated loss is expected to be reclassified into earnings over the next twelve months.

        During the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012, $0, $886 and $1,388, respectively, was recognized as expense on certain forward foreign currency exchange contracts that no longer qualified as cash flow hedges.

        The following table sets forth the balance sheet location and fair value of the Company's forward foreign exchange contracts, all of which were designated as hedging instruments at December 31, 2013 and December 31, 2012:

	Balance Sheet Location	December 31, 2013 Fair Value	December 31, 2012 Fair Value
Instruments Designated as Cash Flow Hedges
Forward foreign currency exchange contracts—assets	Other current assets	$—	$230

        The following table sets forth the effect of the Company's forward foreign currency exchange contracts designated as hedging instruments on the consolidated statements of operations for the fiscal

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

22. Derivative and Hedging Activities (Continued)

year ended December 31, 2013, the nine-month period ended December 31, 2012 and the fiscal year ended March 31, 2012:

Instruments Designated as Cash Flow Hedges

Fiscal Years Ended	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
December 31, 2013	$4	Cost of revenue	$60	Other, net	$—
December 31, 2012	$1,835	Cost of revenue	$(2,354)	Other, net	$(886)
March 31, 2012	$2,074	Cost of revenue / Research and Development	$(4,258)	Other, net	$(1,388)

        The interest component of forward foreign exchange contracts that does not qualify for hedge accounting treatment has been expensed and is not significant.

23. Accumulated Other Comprehensive Income

        The changes in accumulated other comprehensive income by component, net of tax, for the fiscal year ended December 31, 2013 are as follows:

	Unrealized Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Beginning balance as of January 1, 2013	$(536)	$1,342	$806
Other comprehensive (loss) income before reclassifications	(3)	507	504
Amounts reclassified from accumulated other comprehensive income	(51)	—	(51)

Net other comprehensive (loss) income	$(54)	$507	453

Balance as of December 31, 2013	$(590)	$1,849	$1,259

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

24. Quarterly Financial Information (unaudited)

        Unaudited financial results by quarter for the fiscal year ended December 31, 2013 and the nine-month period ended December 31, 2012 are summarized below. The Company's quarterly reporting includes 13 week periods, unless otherwise noted.

	Quarterly Period Ended
Fiscal year ended December 31, 2013	March 30, 2013	June 29, 2013		September 28, 2013	December 31, 2013		Total
Revenue	$57,776	$168,330	(4)	$40,291	$32,570	(1)	$298,967
Gross profit	13,615	58,616	(4)	17,777	3,039		93,047
Net (loss) income	(18,681)	11,947		(38,146)	(37,922)	(5)	(82,802)
(Loss) income per common share (basic)	(0.16)	0.10		(0.31)	(0.30)		$(0.68)
(Loss) income per common share (diluted)	(0.16)	0.10		(0.31)	(0.30)		$(0.68)

	Quarterly Period Ended
Nine-month period ended December 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012		Total
Revenue	$167,252	$110,061	$102,333	(1)	$379,646
Gross profit	60,206	35,028	(41,158)	(2)	54,076
Net income (loss)	14,757	2,344	(159,409)	(2)(3)	(142,308)
Income (loss) per common share (basic)	0.12	0.02	(1.34)		(1.20)
Income (loss) per common share (diluted)	0.12	0.02	(1.34)		(1.20)

            From time to time, operating results are significantly affected by unusual or infrequent transactions or events. The following significant and unusual items have affected the comparison of operating results during the periods presented:

(1)
During the fiscal year ended December 31, 2013, the Company recorded revenue from terminated contracts as follows: second quarter—$1,656; third quarter—$17,600. During the nine-month period ended December 31, 2012, the Company recorded revenue from terminated contracts as follows: first quarter—$5,638; second quarter—$2,900.

(2)
During the nine month period ended December 31, 2012, the Company recorded write-downs of inventories of $68,635, comprised of $63,123 of inventory in the Company's PV business, $5,169 of inventory in the Company's sapphire business and $343 of inventory in the Company's polysilicon business.

(3)
During the three-month period ended December 31, 2012, the Company recorded charges of $57,037 in connection with the impairment of PV goodwill and $33,441 of charges related to the October 2012 restructuring, Hazelwood facility idling and related asset impairments. For more information regarding goodwill impairment and restructuring charges, please refer to Note 5 Goodwill and Other Intangibles or Note 12 Restructuring Charges and Asset Impairments, respectively.

GT Advanced Technologies Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share data)

24. Quarterly Financial Information (unaudited) (Continued)

(4)
During the three-month period ended June 29, 2013, the Company recorded revenue and gross profit of $145,660 and $58,820, respectively from two customer arrangements that included SDR-400™s, prior to formal customer acceptance of the products. For the fiscal year ended December 31, 2013, the Company recorded revenue and gross profit of $148,935 and $58,907 related to these two arrangements, respectively.

(5)
During the preparation of the 2013 financial statements, the Company identified a $3,843 overstatement of income taxes provided in prior years and a related overstatement of accrued income taxes. Accordingly, in the fourth quarter of 2013, the Company recorded an out-of period adjustment which reduced accrued income taxes and increased the current year benefit for income taxes by $3,843. The Company does not believe that the adjustment described above is material to the Company's results of operations, financial position or cash flows for the current period or for any of the Company's previously filed annual or quarterly financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GT Advanced Technologies Inc.
Merrimack, New Hampshire

        We have audited the accompanying consolidated balance sheets of GT Advanced Technologies Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and fiscal year ended March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GT Advanced Technologies Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the fiscal year ended December 31, 2013, the nine-month period ended December 31, 2012 and fiscal year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2014

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

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, these disclosure controls and procedures are not effective due to the material weakness in internal control over financial reporting as further described below.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. As discussed in Item 1 of this Annual Report under the caption "Business" and in note 4 to our consolidated financial statements included in this Annual Report, we completed our acquisition of substantially all of the business of Thermal Technology, LLC in May 2013. As permitted by the rules and regulations of the SEC, we excluded from our assessment the internal control over financial reporting at Thermal Technology, LLC, whose financial statements reflect total assets and revenues constituting 3% and 2%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2013.

        In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on this assessment, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on those criteria.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management concluded that the following material weakness existed:

        At December 31, 2013, the Company's controls over the accounting for income taxes were inadequate and ineffective. Specifically, our processes and procedures did not provide for adequate and timely review of various income tax calculations, reconciliations and related supporting documentation required to provide reasonable assurance that the amounts related to taxes payable, deferred tax assets and liabilities, the provision for income taxes and the related footnote disclosures are prepared in accordance with generally accepted accounting principles.

        Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

Changes in Internal Control over Financial Reporting

        The material weakness described above that was identified during the fourth quarter ended December 31, 2013 was deemed to be a change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). There were no additional changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Planned Remediation Efforts

        In an effort to remediate the material weakness described above, we plan to undertake the following:

  •
  Enhance quarterly and annual controls focused on the review and oversight of the tax accounts and preparation of the income tax provision;

  •
  Engage either third-party tax advisors and consultants or hire additional experienced personnel within the tax function to ensure effective preparation and review of the income tax provision;

  •
  Improve monitoring controls over significant tax balance sheet accounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GT Advanced Technologies Inc.
Merrimack, New Hampshire

        We have audited GT Advanced Technologies Inc's. and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Thermal Technology, LLC, which was acquired in May 2013 and whose financial statements constitute 3% of total assets and 2% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Thermal Technology, LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

        The Company's controls over the accounting for income taxes were inadequate and ineffective.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and this report does not affect our report on such financial statements.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2014

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item relating to our directors and nominees is contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders scheduled to be held June 4, 2014, which will be filed within 120 days of the end of our fiscal year ended December 31, 2013, or the 2014 Proxy Statement, under the caption "Proposal 1—Election of Directors—Certain Information Regarding Directors" and is incorporated herein by reference. Information required by this item relating to our executive officers is contained in our 2014 Proxy Statement under the caption "Executive Officers" and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2014 Proxy Statement under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The remaining information called for by this item is contained in our 2014 Proxy Statement under the caption "Corporate Governance" and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information required by this Item is contained in our 2014 Proxy Statement under the captions "Executive Compensation," and "Director Compensation," and "Corporate Governance—Committees of the Board of Directors" and "Corporate Governance—Compensation Committee Interlocks and Inside Participation" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Equity Compensation Plans

        The following table sets forth certain information, as of December 31, 2013, concerning securities authorized for issuance under all equity compensation plans of our Company (amounts in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(a)		Weighted-Average Exercise Price of Outstanding Options and Rights(b)(4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by our stockholders:
2011 Equity Incentive Plan	6,515	(1)	$11.37	6,313
2008 Equity Incentive Plan	3,039	(2)	$7.50	—
Equity compensation plans not approved by our stockholders:
2006 Stock Option Plan(3)	498		$3.55

Total	10,052		$6.71	6,313

(1)
Includes 6,493 restricted stock units under our 2011 Equity Incentive Plan.

(2)
Includes 1,185 restricted stock units under our 2008 Equity Incentive Plan.

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

        Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2014 Proxy Statement under the caption "Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning More Than Five Percent of Common Stock."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item relating to transactions with related persons is contained in our 2014 Proxy Statement under the caption "Related Party Transactions" and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2014 Proxy Statement under the caption "Corporate Governance—Board Composition" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item is contained in our 2014 Proxy Statement under the caption "Audit Committee Matters" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. See "Index to Financial Statements" under Item 8 on page 95 of this Form 10-K.
(a)(2)	Financial Statement Schedules. Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
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

Date: March 10, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS GUTIERREZ Thomas Gutierrez	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2014
/s/ RICHARD J. GAYNOR Richard J. Gaynor	Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2014
/s/ K. RAJA S. BAL K. Raja S. Bal	Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2014
/s/ J. MICHAL CONAWAY J. Michal Conaway	Director	March 10, 2014
/s/ KATHLEEN A. COTE Kathleen A. Cote	Director	March 10, 2014
/s/ ERNEST L. GODSHALK Ernest L. Godshalk	Director	March 10, 2014
/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Director	March 10, 2014

Signatures	Title	Date

/s/ ROBERT E. SWITZ Robert E. Switz	Director	March 10, 2014
/s/ NOEL G. WATSON Noel G. Watson	Director	March 10, 2014

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
2.1		Agreement and Plan of Merger, dated December 8, 2005, by and among GT Solar Incorporated (formerly known as GT Equipment Technologies, Inc.), GT Solar Holdings, LLC, Glow Merger Corporation, OCM/GFI Power Opportunities Fund II, L.P. and OCM/GFI Power Opportunities Fund II (Cayman), L.P., and the stockholders party thereto.	S-1/A	6/6/2008	2.1
2.2		Agreement and Plan of Merger, dated as of September 28, 2006, by and among, GT Solar Incorporated, GT Solar International, Inc. and GT Solar Merger Corp	S-1/A	6/6/2008	2.2
3.1		Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	8/27/2008	3.1
3.2		Amended and Restated By-laws of the Registrant.	10-Q	8/27/2008	3.2
4.1		Specimen Common Stock certificate.	S-1/A	7/18/2008	4.1
4.2		2006 Stock Option Plan.	S-1/A	7/7/2008	4.4
10.1	*	Employment Agreement, dated as of April 12, 2006, and as amended on January 16, 2007, by and between GT Solar Incorporated and David W. Keck.	S-1	4/26/2007	10.6
10.2	*	Employment Agreement, dated as of June 1, 2006, by and between GT Solar Incorporated and Jeffrey J. Ford.	S-1	4/26/2007	10.7
10.3	*	Second Amended and Restated GT Solar International, Inc. 2006 Stock Option Plan, dated December 30, 2005, and amended July 7, 2006 and January 15, 2008.	S-1/A	4/18/2008	10.9
10.4		Confidentiality and Non-Competition Agreement, dated as of April 17, 2006, by and between GT Solar Incorporated and David W. Keck.	S-1/A	4/18/2008	10.13
10.5		Confidentiality and Non-Competition Agreement, dated as of June 1, 2006, by and between GT Solar Incorporated and Jeffrey J. Ford.	S-1/A	4/18/2008	10.14
10.6		Form of Director Confidentiality Agreement.	S-1/A	7/18/2008	10.17
10.7	+	Engineering Agreement, dated as of March 14, 2006, by and between GT Solar Incorporated and Poly Engineering, S.r.l.	S-1/A	4/18/2008	10.18
10.8	*	Amendment to Employment Agreement, dated January 16, 2007, by and between GT Solar Incorporated and David W. Keck.	S-1/A	4/18/2008	10.19
10.9	*	GT Solar Incorporated Management Incentive Program for Fiscal Year 2008.	S-1/A	4/18/2008	10.24

			Incorporated by Reference
Exhibit Number		Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.10	*	Restricted Stock Agreement, dated as of March 17, 2008, by and between the Registrant and Robert W. Woodbury.	S-1/A	4/18/2008	10.26
10.11	*	Letter Agreement, dated August 8, 2006, by and between the Registrant and Ernest L. Godshalk.	S-1/A	6/6/2008	10.28
10.12	*	Letter Agreement, dated April 4, 2007, by and between the Registrant and Ernest L. Godshalk.	S-1/A	6/6/2008	10.29
10.13	*	Letter Agreement, dated May 9, 2008, by and between the Registrant and J. Michal Conaway.	S-1/A	6/6/2008	10.30
10.14	*	Form of Director Restricted Stock Unit Agreement.	S-1/A	7/18/2008	10.41
10.15	*	Form of Director Proprietary Rights and Confidentiality Agreement.	S-1/A	7/18/2008	10.42
10.16	*	Letter Agreement, dated September 11, 2008, by and between the Company and Matthew E. Massengill	8-K	9/18/2008	10.1
10.17	*	Letter Agreement, dated November 10, 2008, by and between the Registrant and Noel G. Watson.	8-K	11/12/2008	10.1
10.18		Confidentiality Agreement, dated as of November 11, 2008, by and between the Registrant and Noel G. Watson	8-K	12/3/2008	10.1
10.19	*	Restricted Stock Unit Agreement, dated as of September 12, 2008, by and between the Registrant and Matthew E. Massengill.	10-Q	2/6/2009	10.4
10.20	*	Restricted Stock Unit Agreement, dated as of November 11, 2008, by and between the Registrant and Noel G. Watson.	10-Q	2/6/2009	10.5
10.21	*	Form of Restricted Stock Unit Agreement for employees.	10-Q	2/6/2009	10.6
10.22	*	Form of Restricted Stock Unit Agreement for executive officers.	10-Q	2/6/2009	10.7
10.23	*	Employment Agreement, dated as of January 27, 2009, by and between the Registrant and Hoil Kim.	10-Q	2/6/2009	10.8
10.24	*	Offer Letter, dated as of November 24, 2008, by and between the Registrant and Hoil Kim.	10-Q	2/6/2009	10.9
10.25	*	Employment Agreement Amendment for Code Section 409A, by and between the Registrant and David W. Keck.	10-K	6/9/2009	10.52
10.26	*	Employment Agreement Amendment for Code Section 409A, by and between the Registrant and Jeffrey J. Ford.	10-K	6/9/2009	10.53

			Incorporated by Reference
Exhibit Number		Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.27	*	Amendment to Employment Agreement, dated as of June 4, 2009, by and between the Registrant and David W. Keck.	10-K	6/9/2009	10.55
10.28	*	Fiscal Year 2010 Executive Incentive Program.	8-K	8/12/2009	10.1
10.29	*	Section 162(m) Performance Incentive Plan.	8-K	8/12/2009	10.2
10.30	*	Form of restricted stock unit agreement for G3W Ventures, LLC and Oaktree Capital Management, L.P.	8-K	8/12/2009	10.3
10.31	*	Employment Agreement with Thomas Gutierrez dated October 28, 2009.	8-K	11/2/2009	10.1
10.32	*	Restricted Stock Unit Agreement with Thomas Gutierrez dated October 29, 2009.	8-K	11/2/2009	10.2
10.33	*	Stock Option Grant Agreement with Thomas Gutierrez dated October 29, 2009.	8-K	11/2/2009	10.3
10.34	*	Form of restricted stock unit agreement for executive officers.	10-Q	11/10/2009	10.4
10.35	*	Form of stock option agreement for executive officers.	10-Q	11/10/2009	10.5
10.36	*	Form of restricted stock unit agreement for directors.	10-Q	11/10/2009	10.6
10.37	*	Employment Agreement, dated as of February 23, 2010, by and between the Company and Richard Gaynor.	8-K	3/1/2010	10.1
10.38	*	Offer Letter, dated as of February 1, 2010, by and between the Registrant and Richard Gaynor.	8-K	3/1/2010	10.2
10.39	*	Fiscal Year 2010 Management Incentive Program	8-K	12/11/2009	10.1
10.40	*	Form of Indemnification Agreement for non-employee directors	8-K	4/20/2010	10.1
10.41	*	Form of Indemnification Agreement for executive officers	8-K	6/8/2010	10.1
10.42		Share Repurchase Agreement, dated as of November 5, 2010, by and among GT Solar International, Inc. and GT Solar Holdings, LLC.	8-K	11/9/2010	10.1
10.43	*	Letter Agreement, dated May 25, 2011, by and between the Company and Mary Petrovich.	8-K	06/01/2011	10.1
10.44	*	Letter Agreement, dated May 25, 2011, by and between the Company and Robert E. Switz.	8-K	06/01/2011	10.2
10.45	*	Form of Restricted Stock Unit Agreement for Non-Employee Directors.	8-K	06/01/2011	10.3
10.46	*	Offer letter, dated as of May 9, 2011, by and between the Company and John R. Granara, III.	8-K	06/01/2011	10.4

			Incorporated by Reference
Exhibit Number		Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.47		Form of Performance-Based Restricted Stock Unit Agreement for executive officers.	10-Q	08/05/2011	10.1
10.48		GT Advanced Technologies, Inc. 2011 Equity Incentive Plan.	8-K	08/30/2011	10.1
10.49		Settlement Agreement dated as of September 27, 2011.	8-K	10/03/2011	10.1
10.50		Credit Agreement dated as of January 31, 2012 among GTAT Corporation, GT Advanced Technologies Limited, GT Advanced Technologies and Bank of America, N.A. and the other lenders party thereto.	8-K	02/03/2012	10.1
10.51		Confirmation Agreement between GT Advanced Technologies, Inc. and UBS, AG, London Branch dated November 18, 2011.	10-Q	02/07/2012	10.1
10.52	*	Form of Restricted Stock Unit Agreement for Directors.	10-Q	02/07/2012	10.2
10.53	*	Letter Agreement, dated March 12, 2012 between the Company and Kathleen A. Cote.	8-K	03/23/2012	10.1
10.54	*	Form of Restricted Stock Unit Agreement for Non-Employee Directors.	8-K	03/23/2012	99.1
10.55		Form of Performance Stock Unit Agreement for Chief Executive Officer.	8-K	6/12/2012	10.1
10.56		Form of Performance Stock Unit Agreement for Executive Officers (other than Chief Executive Officer).	8-K	6/12/2012	10.2
10.57		Form of Time-Based Restricted Stock Unit Agreement for Executive Officers.	8-K	6/12/2012	10.3
10.58		Joinder to the Credit Agreement by and between the Company, the U.S. Borrower, the Hong Kong Borrower, the lenders party thereto and Bank of America, as administrative agent, dated as of June 15, 2012.	8-K	6/21/2012	10.1
10.59		Incremental Joinder Supplement No. 1 by and between the Company, the U.S. Borrower, the Hong Kong Borrower, the lenders party thereto and Bank of America, as administrative agent, dated as of June 18, 2012.	8-K	6/21/2012	10.2
10.60		Incremental Joinder Supplement No. 2 by and between the Company, the U.S. Borrower, the Hong Kong Borrower, the lenders party thereto and Bank of America, as administrative agent, dated as of June 21, 2012.	8-K	6/21/2012	10.3

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.61	Incremental Joinder Supplement No. 3 by and between the Company, the U.S. Borrower, the Hong Kong Borrower, the lenders party thereto and Bank of America, as administrative agent, dated as of June 25, 2012.	10-Q	6/29/2012	10.1
10.62	Form of Indemnity Agreement for Non-Employee Directors.	10-Q	8/7/2012	10.8
10.63	Base Convertible Bond Hedge Transaction Confirmation, dated September 25, 2012, between the Company and UBS AG.	8-K	9/28/2012	10.1
10.64	Base Convertible Bond Hedge Transaction Confirmation, dated September 25, 2012, between the Company and Morgan Stanley & Co. International plc.	8-K	9/28/2012	10.2
10.65	Base Convertible Bond Hedge Transaction Confirmation, dated September 25, 2012, between the Company and Credit Suisse International.	8-K	9/28/2012	10.3
10.66	Base Convertible Bond Hedge Transaction Confirmation, dated September 25, 2012, between the Company and Bank of America N.A.	8-K	9/28/2012	10.4
10.67	Additional Convertible Bond Hedge Transaction Confirmation, dated September 25, 2012, between the Company and UBS AG.	8-K	9/28/2012	10.5
10.68	Additional Convertible Bond Hedge Transaction Confirmation, dated September 25, 2012, between the Company and Morgan Stanley & Co. International plc.	8-K	9/28/2012	10.6
10.69	Additional Convertible Bond Hedge Transaction Confirmation, dated September 25, 2012, between the Company and Credit Suisse International.	8-K	9/28/2012	10.7
10.70	Additional Convertible Bond Hedge Transaction Confirmation, dated September 25, 2012, between the Company and Bank of America N.A.	8-K	9/28/2012	10.8
10.71	Base Issuer Warrant Transaction Confirmation, dated September 25, 2012, between the Company and UBS AG.	8-K	9/28/2012	10.9
10.72	Base Issuer Warrant Transaction Confirmation, dated September 25, 2012, between the Company and Morgan Stanley & Co. International plc.	8-K	9/28/2012	10.1
10.73	Base Issuer Warrant Transaction Confirmation, dated September 25, 2012, between the Company and Credit Suisse International.	8-K	9/28/2012	10.11
10.74	Base Issuer Warrant Transaction Confirmation, dated September 25, 2012, between the Company and Bank of America N.A.	8-K	9/28/2012	10.12

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.75	Additional Issuer Warrant Transaction Confirmation, dated September 25, 2012, between the Company and UBS AG.	8-K	9/28/2012	10.13
10.76	Additional Issuer Warrant Transaction Confirmation, dated September 25, 2012, between the Company and Morgan Stanley & Co. International plc.	8-K	9/28/2012	10.14
10.77	Additional Issuer Warrant Transaction Confirmation, dated September 25, 2012, between the Company and Credit Suisse International.	8-K	9/28/2012	10.15
10.78	Additional Issuer Warrant Transaction Confirmation, dated September 25, 2012, between the Company and Bank of America N.A.	8-K	9/28/2012	10.16
10.79	Amendment No. 1 to Credit Agreement, dated as of January 31, 2012, by and among the Company, its U.S. operating subsidiary (as U.S. Borrower), its Hong Kong subsidiary (as Hong Kong Borrower), each lender from time to time party thereto and Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer.	8-K	9/28/2012	10.17
10.80	Letter Agreement, dated as of October 12, 2012, by and between GTAT Corporation and David Keck.	8-K	10/18/2012	10.1
10.81	Consulting Agreement, dated as of October 12, 2012, by and between GTAT Corporation and David Keck.	8-K	10/18/2012	10.2
10.82	Employment Agreement, dated as of June 18, 2012, by and between GT Advanced Technologies Inc. and Dan Squiller.	10-Q	11/7/2012	10.20
10.83	International Assignment Letter, dated as of December 21, 2012, by and between GTAT Corporation and David Keck.	8-K	1/4/2013	10.1
10.84	Agreement, dated as of December 31, 2012, by and between GT Advanced Technologies Inc. and Tom Gutierrez.	8-K	1/4/2013	10.2
10.85	Form of Performance Stock Unit Agreement for Executive Officers Approved on January 14, 2013.	8-K	1/18/2013	10.1
10.86	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers Approved on January 14, 2013.	8-K	1/18/2013	10.2
10.87	Letter Agreement, dated February 4, 2013, by and between the Company and Thomas Wroe, Jr.	8-K	2/6/2013	10.1

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.88	Amendment No. 2 to the Credit Agreement dated as of January 31, 2012, as amended by Amendment No. 1 dated September 28, 2012 by and among the Company, its U.S. operating subsidiary (as U.S. Borrower), its Hong Kong subsidiary (as Hong Kong Borrower), each lender from time to time party thereto and Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer dated February 27, 2013.	10-K	3/1/2013	10.86
10.89	Common Stock Underwriting Agreement, dated December 4, 2013, between the Company and the Underwriters.	8-K	12/10/2013	1.1
10.90	Notes Underwriting Agreement, dated December 4, 2013, between the Company and the Underwriters.	8-K	12/10/2013	1.2
10.91	Indenture, dated September 28, 2012, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 001-34133) as filed with the SEC on September 28, 2012).	8-K	12/10/2013	4.1
10.92	Second Supplemental Indenture, dated December 10, 2013 between the Company and U.S. Bank National Association, as Trustee (including a form of 3.00% Convertible Senior Note due 2020).	8-K	12/10/2013	4.2
10.93	Master Development and Supply Agreement between GTAT Corporation and Apple Inc. dated as of October 31, 2013	10-Q	11/7/2013	10.1
10.94	Statement of Work under Master Development & Supply Agreement, dated as of October 31, 2013	10-Q	11/7/2013	10.2
10.95	Facilities Lease for GT Advanced Equipment Holding LLC, dated as of October 31, 2013	10-Q	11/7/2013	10.3
10.96	Prepayment Agreement between GTAT Corporation and Apple Inc. dated October 31, 2013	10-Q	11/17/2013	10.4
10.97	Letter Agreement, dated as of December 20, 2013 by and between the Registrant and K. Raja S. Bal	8-K	01/16/2013	10.1
10.98	Severance Agreement, dated January 13, 2013, by and between the Registrant and K. Raja S. Bal	8-K	01/16/2013	10.2
10.99	Form of Performance Stock Unit Agreement for Executive Officers approved on December 11, 2013				X
10.100	Form of Performance Stock Unit Agreement for Executive Officers (other than David Keck) approved on January 29, 2014				X

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Exhibit #	Filed Herewith
10.101	Form of Performance Stock Unit Agreement for David W. Keck approved on January 29, 2014				X
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.				X
101.SCH	XBRL Taxonomy Extension Schema Document*				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*				X

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

**
Portions of this exhibit have been ommitted and filed separately with the commission pursuant to a request for the confidential treatment.