Form 10-Q
period 2014-03-29
GT Advanced Technologies Inc.
filed 2014-05-08
CIK 1394954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

As of May 2, 2014, approximately 136,392,073 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

GT ADVANCED TECHNOLOGIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 29, 2014

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

GT Advanced Technologies Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 29, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$406,599	$498,213
Restricted cash	6,690	1,330
Accounts receivable, net	12,971	12,377
Inventories	61,909	39,087
Deferred costs	6,333	2,977
Vendor advances	8,046	1,341
Deferred income taxes	10,314	17,881
Refundable income taxes	2,758	2,759
Prepaid expenses and other current assets	11,699	7,003
Total current assets	527,319	582,968
Restricted cash	95,813	93,419
Property, plant and equipment, net	425,757	209,760
Intangible assets, net	92,967	95,943
Goodwill	54,279	54,279
Other assets	210,971	150,912
Total assets	$1,407,106	$1,187,281
Liabilities and stockholders’ equity
Current liabilities:
Current portion of prepayment obligation	$16,800	$—
Accounts payable	153,888	77,303
Accrued expenses	64,608	39,115
Contingent consideration	3,164	234
Customer deposits	37,163	38,995
Deferred revenue	25,560	19,724
Accrued income taxes	1,625	301
Total current liabilities	302,808	175,672
Prepayment obligation	246,174	172,475
Convertible notes	289,000	283,914
Deferred income taxes	16,494	23,448
Customer deposits	55,598	55,598
Deferred revenue	150,077	99,672
Contingent consideration	14,618	15,173
Other non-current liabilities	2,088	808
Accrued income taxes	28,425	28,116
Total liabilities	1,105,282	854,876
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 136,231 and 134,463 shares issued and outstanding as of March 29, 2014 and December 31, 2013, respectively	1,362	1,345
Additional paid-in capital	367,181	355,916
Accumulated other comprehensive income	793	1,259
Accumulated deficit	(67,512)	(26,115)
Total stockholders’ equity	301,824	332,405
Total liabilities and stockholders’ equity	$1,407,106	$1,187,281

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue	$22,510	$57,776
Cost of revenue	21,152	44,161
Gross profit	1,358	13,615
Operating expenses:
Research and development	24,572	16,441
Selling and marketing	4,684	3,286
General and administrative	19,490	14,563
Contingent consideration expense	2,375	336
Restructuring charges	—	2,858
Amortization of intangible assets	2,976	2,455
Production start-up	1,899	—
Total operating expenses	55,996	39,939
Loss from operations	(54,638)	(26,324)
Other income (expense):
Interest income	96	94
Interest expense	(12,549)	(7,480)
Other, net	508	190
Loss before income taxes	(66,583)	(33,520)
Benefit from income taxes	(25,186)	(14,839)
Net loss	$(41,397)	$(18,681)
Net loss per share:
Basic and diluted	$(0.31)	$(0.16)
Weighted-average number of shares used in per share calculations:
Basic and diluted	135,432	119,348

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(41,397)	$(18,681)
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedging instruments, net of tax effect of $3 and $6, respectively	3	(29)
Foreign currency translation adjustments	(469)	30
Other comprehensive (loss) income	(466)	1
Comprehensive loss	$(41,863)	$(18,680)

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(41,397)	$(18,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,976	2,455
Depreciation expense	4,149	4,086
Prepayment obligation and convertible notes discount amortization	9,505	2,604
Contingent consideration expense	2,375	336
Loss on asset disposals	116	181
Deferred income tax benefit	(27,724)	(16,506)
Excess and obsolete inventory	1,882	477
Share-based compensation expense	5,711	4,423
Excess tax benefits from share-based awards	(4,534)	(3)
Amortization of deferred financing costs	345	1,609
Other adjustments, net	1,202	185
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Restricted cash	193	—
Accounts receivable	(635)	3,422
Inventories	(24,741)	(20,815)
Deferred costs	(5,054)	(17,617)
Vendor advances	(5,109)	24,469
Prepaid expenses and other assets	1,754	(1,643)
Accounts payable and accrued expenses	25,482	4,806
Customer deposits	(1,830)	(38,235)
Deferred revenue	31	24,236
Income taxes	1,791	(14,088)
Other, net	36	335
Net cash used in operating activities	(53,476)	(53,964)
Cash flows from investing activities:
Purchases and deposits on property, plant and equipment	(152,296)	(1,585)
Restricted cash	108,632	—
Net cash used in investing activities	(43,664)	(1,585)
Cash flows from financing activities:
Principal payments under credit facility	—	(40,000)
Proceeds and related excess tax benefits from exercise of share-based awards	9,761	46
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(3,413)	(121)
Deferred financing costs	(255)	(2,266)
Other financing activities	(114)	(2)
Net cash provided by (used in) financing activities	5,979	(42,343)
Effect of foreign exchange rates on cash	(453)	23
Decrease in cash and cash equivalents	(91,614)	(97,869)
Cash and cash equivalents at beginning of period	498,213	418,095
Cash and cash equivalents at end of period	$406,599	$320,226
Supplemental cash flow information:
Cash paid for interest	$—	$1,449
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property, plant and equipment	$70,836	(577)
Unpaid deferred financing fees	$127	—
Restricted cash received from Apple	$111,000	—
Fair value of Prepayment Obligation	$86,079	—

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

1. Basis of Presentation

These accompanying unaudited condensed consolidated financial statements of GT Advanced Technologies Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 29, 2014 are not necessarily indicative of the results to be expected for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2013, filed with the SEC on March 10, 2014.

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report for the fiscal year ended December 31, 2013.

Production start-up

Production start-up expenses consist of manufacturing salaries and personnel-related costs and the cost of operating a production line before it has been qualified for production, which occurs when minimum expected output levels are achieved. Such costs include the cost of raw materials run through the production line during the qualification phase incurred to enhance the production efficiency. Costs incurred related to the production of saleable product are included in cost of revenue. During the three months ended March 29, 2014, the Company incurred production start-up expenses related to its facility in Mesa, Arizona. The Company expects to incur production start-up expenses related to the Arizona facility in the near term. Within production start-up expenses, the Company recorded $1,899 related to materials, labor and overhead costs incurred in the qualification process of the sapphire production line for the three months ended March 29, 2014.

Recent Accounting Pronouncements

There are no recent accounting pronouncements the adoption of which would have a material effect on the Company’s consolidated financial statements in the current period or expected to have an impact on future periods.

3. Significant Agreements

On October 31, 2013, the Company and Apple Inc. (“Apple”) entered into the Master Development and Supply Agreement (“MDSA”), pursuant to which the Company will supply sapphire material to Apple. The Company has granted Apple certain intellectual property rights in connection with its sapphire growth technologies and the right to purchase a license for certain other intellectual property of the Company. Pursuant to the terms of the MDSA, the Company granted exclusive rights to Apple under which it agreed to not sell sapphire material or related sapphire growth equipment or technology for use in certain applications. Such exclusivity rights are considered to be a deliverable in the arrangement (as described below). While the MDSA specifies the Company’s minimum and maximum supply commitments, Apple has no minimum purchase requirements under the terms of the MDSA.

On October 31, 2013, the Company also entered into a Prepayment Agreement with Apple pursuant to which the Company’s wholly-owned subsidiary, GTAT Corp., has the right to receive $578,000 (the “Prepayment Amount”), in four separate installments. The Prepayment Amount is to be used exclusively to purchase components necessary for the manufacture of ASF systems and related equipment principally for use at the Arizona facility leased from Apple. The ASF systems and related equipment will be used exclusively to supply sapphire material to Apple, subject to certain exceptions

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

under which such sapphire can be provided to other parties. The Company is required to repay the Prepayment Amount ratably (on a quarterly basis) over a five year period beginning in January 2015, either as a credit against amounts due from Apple purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. The Company’s obligation to repay the Prepayment Amount may be accelerated under certain circumstances, including if the Company does not meet certain financial metrics or meet certain technical and performance covenants. The Company’s obligations under the Prepayment Agreement are secured by (i) the assets held by GT Equipment Holdings LLC (see below) (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility) and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC. Due to the debt-like characteristics of the Prepayment Amount, the Company determined the installments of the Prepayment Amount that it receives should be recorded as debt at fair value on the date each installment is received. The difference between the fair value of the debt and the Prepayment Amount proceeds received (“debt discount”) is consideration under the MDSA and accounted for as deferred revenue. The debt discount is being amortized to interest expense over a 6-year period ending December 2019, and interest expense of $4,419 was recognized in the three months ended March 29, 2014. The first two installments of $225,000 and $111,000 were received on November 15, 2013, and January 23, 2014, respectively. As of March 29, 2014, $262,974 is reflected within Prepayment Obligation and $79,054 is recorded as deferred revenue. The third installment of the Prepayment Amount was received in April 2014.

On October 31, 2013, GTAT Corp. also entered into a lease agreement (the “Arizona Lease”) with an affiliate of Apple in order to lease a facility in Mesa, Arizona that GTAT Corp. will use for the purpose of manufacturing the sapphire material under the MDSA. The annual rent payable by GTAT Corp. is below market and, in accordance with the Arizona Lease, the facility is being leased to GTAT Corp. in phases. The Arizona Lease represents an operating lease with below market rental rates and therefore the Company has recorded a deferred rent asset (favorable lease asset) at fair value at the lease commencement date, with the offset recorded to deferred revenue. As of March 29, 2014, the lease term had commenced for approximately 51% of the facility and the Company has recorded a deferred rent asset of $33,808 that will be recognized as rent expense over the seven-year term of the Arizona Lease on a ratable basis.  Rent expense of $681 was recognized in the three months ended March 29, 2014.

The Company has determined the deliverables under the foregoing agreements with Apple should be accounted for under the multiple element arrangement guidance. The Company has identified three deliverables in the arrangement, namely, the supply deliverable (supply of sapphire material pursuant to the MDSA), the exclusivity deliverable (which represents the exclusivity rights granted to Apple), and the equipment lease deliverable (as described in the following sentence). The Company concluded that since it is remote that any entity other than Apple will take more than a minor amount of sapphire material output from the ASF systems and related equipment in the Arizona facility, and the price Apple will pay for the sapphire material output at the time of delivery is neither fixed per unit of output nor equal to the current market price per unit of output, the arrangement represents a lease of the equipment at the Arizona facility to Apple. The Company has estimated the selling price of each deliverable using its best estimate of the selling price (“ESP”).  At March 29, 2014, the Company has allocated the deferred revenue from the Prepayment Amount and deferred rent asset of $112,862 to the three deliverables based on their relative selling prices. The arrangement consideration allocated to the supply deliverable will be recognized as revenue in proportion to the actual number of units of the sapphire material delivered compared to the total number of units of the sapphire material expected to be delivered over the term of the MDSA. The arrangement consideration allocated to the exclusivity provision will be recognized on a straight-line basis over the exclusivity period and the arrangement consideration allocated to the equipment lease deliverable will be recognized over the term of the MDSA.

In connection with the agreements entered into with Apple, the Company also established a wholly-owned subsidiary, GT Advanced Equipment Holding LLC (the “LLC”). This entity is the legal owner of the ASF systems and related equipment that is being purchased with the Prepayment Amount and, as noted above, the assets of the LLC and the equity interests in the LLC secure the Company’s obligations under the MDSA and the Prepayment Agreement. Upon the receipt of a prepayment installment, GTAT Corp. is required to loan the funds to the LLC for the purpose of purchasing components necessary for the manufacture of ASF systems and related equipment. The LLC will then lease the equipment back to GTAT Corp. for operating purposes. The payment obligation related to the loan of funds from GTAT Corp. to the LLC will be setoff against the payment obligation for the lease of equipment from the LLC to GTAT Corp.

At March 29, 2014, the LLC has legal title to assets totaling $336,000, comprised of restricted cash, vendor advances for the purchase of equipment and machinery and equipment related to funds loaned from GTAT Corp. The restricted cash included in the LLC’s total assets represents cash deposits received from Apple in relation to the Prepayment Agreement described above but not yet used to purchase components necessary for the manufacture of ASF systems and related equipment.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Acquisitions

Acquisition of Certain Assets of Thermal Technology, LLC

On May 16, 2013, the Company acquired substantially all of the business of Thermal Technology, LLC, (“Thermal Technology”), a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that are deployed across multiple industries. This acquisition was achieved by the Company acquiring an entity to which certain assets and trade payables of Thermal Technology had been transferred immediately prior to the acquisition. The purchase consideration consisted of 3.4 million shares of the Company’s common stock valued at an aggregate of $14,463 (as of the date of acquisition) and potential contingent consideration of $35,000 based upon meeting certain financial metrics. The final purchase price is subject to a net working capital adjustment, dependent upon the level of working capital at the acquisition date, that has not yet been finalized. The fair value of the contingent consideration was $6,211 at the date of acquisition.

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

As of March 29, 2014, the purchase price (including the estimated contingent consideration) and related allocations for the acquisition are preliminary. The Company is currently in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related tax basis.  As a result of the preliminary purchase price allocation, the Company recognized $6,258 of goodwill, which is primarily due to the expected future cash flows from the operations of the Company with new production equipment options and the assembled workforce. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of the Thermal Technology business is as follows:

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

The purchase consideration includes contingent consideration payable by the Company upon the attainment of certain financial targets annually through the period ending December 31, 2018. Specifically, the contingent consideration is based

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

upon a portion of revenue achieved through 2018, subject to certain thresholds and a cap on total payments.  Contingent consideration was payable at December 31, 2013, but due to the fact that the minimum revenue threshold was not satisfied at such date, no contingent consideration payment was made. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from future revenue estimates. The undiscounted range of outcomes that the Company used to value the contingent consideration arrangement was between $7,507 and $20,205. During the three months ended March 29, 2014, the Company recorded contingent consideration expense of $1,867, related to an increase in the fair value of the liability from the acquisition date.

The $14,500 of acquired intangible assets is comprised of technology of $11,300 and customer relationships of $3,200, with weighted average amortization periods of 8.2 years and 7 years, respectively.

The Company incurred transaction costs of $1,188, which consisted primarily of advisory services and due diligence. These costs were recorded as general and administrative expense for the fiscal year ended December 31, 2013. The acquisition of Thermal Technology’s business did not have a material effect on the Company’s results of operations. Pro forma results of operations have not been presented due to the immaterial impact the amounts would have had on the Company’s historical results of operations.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the assumptions used, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is applied as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. There were no transfers between such levels in the three month period ended March 29, 2014.

The following table provides the assets and liabilities measured and reported at fair value on a recurring basis at March 29, 2014 and December 31, 2013:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	March 29, 2014
	Total Carrying	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$418,328	$418,328	$—	$—
Liabilities:
Contingent consideration	$17,782	$—	$—	$17,782

	December 31, 2013
	Total Carrying	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$462,908	$462,908	$—	$—
Liabilities:
Contingent consideration	$15,407	$—	$—	$15,407

The Company’s money market mutual funds are valued using readily available market prices. Restricted cash of $95,712 was invested in money market mutual funds at March 29, 2014.

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

The key assumptions, as of March 29, 2014, related to the contingent consideration from the acquisition of certain assets of Twin Creeks used in the model include: discount rate of 28% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 25% and 75% for the low and base case scenarios, respectively. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

The key assumptions, as of March 29, 2014, related to the contingent consideration from the acquisition of substantially all of the business of Thermal Technology used in the model include: discount rate of 20% for purposes of discounting two alternative scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios was 50% each. An increase or decrease in the probability of achievement of the projected financial targets could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

The Company recorded contingent consideration expense in the condensed consolidated statements of operations of $2,375 for the three months ended March 29, 2014 and $336 for the three months ended March 30, 2013, and, in each period, the entire amount was allocated to the corporate services reporting segment.  Changes in the fair value of the Company’s Level 3 contingent consideration obligations during the three months ended March 29, 2014 and three months ended March 30, 2013 were as follows:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Three Months Ended
	March 29, 2014	March 30, 2013
Fair value as of the beginning of the period	$15,407	$10,315
Changes in the fair value of contingent consideration obligations	2,375	336
Fair value at the end of the period	$17,782	$10,651

The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities. The Company did not hold any short-term investments at March 29, 2014 or December 31, 2013.

The following table provides the carrying and fair values of the Company’s prepayment obligations and convertible notes as of March 29, 2014 and December 31, 2013:

	Total Carrying	Fair Value Measurements Using
Description	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
3.00% Senior Convertible Notes due 2017
March 29, 2014	$171,027	$—	$501,710	$—	$501,710
December 31, 2013	$168,153	$—	$300,168	$—	$300,168
3.00% Senior Convertible Notes due 2020
March 29, 2014	$117,973	$—	$345,482	$—	$345,482
December 31, 2013	$115,761	$—	$217,745	$—	$217,745
Prepayment Obligation
March 29, 2014	$262,974	$—	$263,002	$—	$263,002
December 31, 2013	$172,475	$—	$172,482	$—	$172,482

The fair values of the 3.00% Senior Convertible Notes due 2017 and 3.00% Senior Convertible Notes due 2020 were calculated using a market approach. The inputs used in the calculation included assumptions at the valuation date of stock price, conversion price, risk-free rate, expected annual dividend yield, expected volatility, bond yield and recovery rate.

The fair value of the prepayment obligation was calculated using a market approach. The inputs used in the calculation were based on comparable long term debt instruments in the market with similar characteristics and terms at the valuation date.

During the three months ended March 29, 2014, certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Fair Value	Valuation Technique(s)	Unobservable Input	Range, Median or Average
Arizona deferred rent benefit	$31,310	Market Approach	Discount rate	Range

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

6. Goodwill and Other Intangible Assets

There were no changes to the carrying value of goodwill in the three months ended March 29, 2014.

Acquired intangible assets subject to amortization at March 29, 2014 and December 31, 2013 consisted of the following:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Weighted
	Average	March 29, 2014			December 31, 2013
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible assets
Photovoltaic:
Technology	9.5 years	$74,200	$23,410	$50,790	$74,200	$21,694	$52,506
Trade names / Trademarks	8.6 years	7,100	3,623	3,477	7,100	3,506	3,594
Subtotal:		81,300	27,033	54,267	81,300	25,200	56,100

Polysilicon:
Technology	2.6 years	1,500	1,500	—	1,500	1,500	—
Subtotal:		1,500	1,500	—	1,500	1,500	—

Sapphire:
Customer relationships	6.4 years	7,300	2,901	4,399	7,300	2,616	4,684
Technology	9.3 years	28,600	7,538	21,062	28,600	6,760	21,840
Order backlog	1.2 years	500	500	—	500	500	—
Trade names	8.0 years	1,100	504	596	1,100	470	630
Non-compete agreements	5.8 years	1,000	657	343	1,000	611	389
Subtotal:		38,500	12,100	26,400	38,500	10,957	27,543
Total finite-lived intangible assets		121,300	40,633	80,667	121,300	37,657	83,643

Indefinite-lived intangible assets
In-process research and development		12,300	—	12,300	12,300	—	12,300
Total intangible assets		$133,600	$40,633	$92,967	$133,600	$37,657	$95,943

The weighted average remaining amortization periods for the (i) photovoltaic, (ii) polysilicon and (iii) sapphire intangibles were 6.64 years, 0 years and 5.95 years, respectively, as of March 29, 2014. As of March 29, 2014, the estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31,	Amortization Expense
2014 (remaining nine months)	$8,905
2015	11,852
2016	11,519
2017	11,052
2018	10,990
2019	10,902
Thereafter	15,447

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

7. Customer Concentrations

The following customers comprised 10% or more of the Company’s total revenue or accounts receivable for the, or as of, the periods indicated:

	Three Months Ended				As of
	March 29, 2014		March 30, 2013		March 29, 2014		December 31, 2013
		% of		% of	Accounts	% of	Accounts	% of
	Revenue	Total	Revenue	Total	Receivable	Total	Receivable	Total
Photovoltaic Customers
Customer #1	$3,801	17%	*	*	$3,326	26%	$5,543	45%
Customer #2	3,589	16%	*	*	3,910	30%	*	*
Customer #3	2,297	10%	*	*	*	*	*	*
Polysilicon Customers
Customer #4	2,508	11%	$34,915	60%	*	*	*	*
Customer #5	*	*	*	*	1,947	15%	*	*
Sapphire Customers
Customer #6	*	*	10,462	18%	*	*	*	*

*                                         Amounts from these customers were less than 10% of the total as of, or for, the respective period.

The Company requires most of its equipment customers to either post letters of credit and/or make advance payments of a portion of the selling price prior to delivery. Approximately $10,426 (or 80%) and $8,391 (or 68%) of total accounts receivable as of March 29, 2014 and December 31, 2013, respectively, were secured by letters of credit.

8. Inventories

Inventories consisted of the following as of the dates indicated:

	March 29, 2014	December 31, 2013
Raw materials	$43,428	$29,704
Work-in-process	16,515	6,941
Finished goods	1,966	2,442
	$61,909	$39,087

The increase in the Company’s raw materials and work-in-process inventories is attributable to the Company’s sapphire materials business in Arizona.

9. Other Assets

Other assets consisted of the following at the dates indicated:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	March 29, 2014	December 31, 2013

Inventory	$50,011	$50,010
Vendor advances	40,146	37,702
Deferred financing fees	7,713	8,058
Deferred income taxes	51,448	18,872
Deferred costs	28,227	26,528
Deferred rent asset	28,158	2,048
Other	5,268	7,694
	$210,971	$150,912

10. Warranty

The following table presents warranty activities for the periods indicated:

	Three Months Ended
	March 29, 2014	March 30, 2013

Product warranty liability, beginning of the period	$11,689	$10,711
Accruals for warranties issued	621	2,574
Settlements made during the period	(1,505)	(2,134)
Product warranty liability, end of period	$10,805	$11,151

11. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at the dates indicated:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Estimated Useful Life	March 29, 2014	December 31, 2013
Leasehold improvements	Lesser of useful life or initial lease term	$24,078	$22,693
Land	—	1,074	1,074
Land improvements	15 years	326	326
Building	40 years	17,606	17,606
Machinery and equipment	3 to 7 years	84,002	53,153
Computer equipment and software	3 to 5 years	12,795	11,451
Furniture and fixtures	5 to 7 years	2,713	2,749
Construction in process	—	332,449	146,092
		475,043	255,144
Less accumulated depreciation		(49,286)	(45,384)
		$425,757	$209,760

Depreciation expense for the three month periods ended March 29, 2014 and March 30, 2013 was $4,149 and $4,086 respectively.

As of March 29, 2014, the Company has capitalized $31,374 and $331,175 within machinery and equipment and construction in process, respectively.  These assets in the Arizona facility are expected to be used exclusively to supply sapphire material to Apple.

Software costs incurred as part of an enterprise resource systems project of $1,596 were capitalized during the three-month period ended March 29, 2014.

The capitalized interest expense was $544 and $0 for each of the three month periods ended March 29, 2014 and March 30, 2013, respectively.

12. Restructuring Charges and Asset Impairments

Hazelwood Facility Idling

On January 10, 2013, the Company announced its plan to idle operations at its Hazelwood, Missouri facility (“Hazelwood facility”), which is included in the PV segment. The idling of the Hazelwood facility was part of the Company’s effort to reduce costs and optimize its research and development activities and the idling of the facility was completed by March 30, 2013. In connection with this action, the Company terminated the employment of 37 of the Hazelwood facility employees at various dates in the first quarter of fiscal 2013. Since the announcement of the plan, the Company has recorded $40,309 of restructuring charges and asset impairments related to the Hazelwood facility and there are no additional charges planned related to this action. During the three months ended March 29, 2014, the Company recorded no additional charges related to the Hazelwood facility’s lease exit costs and no other contract termination costs related to this facility. The Company has determined the long- lived asset group of the Hazelwood facility, which has a carrying value of $1,391, does not meet the held-for-sale criteria at March 29, 2014. At December 31, 2013, the Company’s estimate of fair value of the long-lived asset group was primarily based on the amount expected to be recovered upon liquidation.

The Company reports expense for its restructuring charges and asset impairments separately in the condensed consolidated statements of operations. The restructuring charges and remaining accrued expenses, which are included in accrued expenses on the Company’s condensed consolidated balance sheet as of March 29, 2014 are as follows:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Employee Related Benefits	Lease Exit and Contract Termination Costs	Total
Balance as of December 31, 2013	$114	$1,463	$1,577
Cash Payments	(32)	(124)	(156)
Balance as of March 29, 2014	$82	$1,339	$1,421

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

The Company’s effective tax rate was 37.8% (benefit) for the three month period ended March 29, 2014 and 44.3% (benefit) for the three month period ended March 30, 2013. The effective tax rate for the three months ended March 29, 2014, was impacted by the expiration of the research and development tax credit, an unfavorable permanent adjustment related to executive compensation limitations under Section 162(m) of the Internal Revenue Code which is non-deductible for tax purposes and the jurisdictional mix of income/loss.  The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income by jurisdiction; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

A reconciliation of the change in unrecognized tax benefits for the three months ended March 29, 2014 is as follows:

Unrecognized tax benefits at December 31, 2013	$25,613
Increases related to current year tax positions	1,190
Decreases related to prior year tax positions	(16)
Unrecognized tax benefits at March 29, 2014	$26,787

The Company also recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three month period ending March 29, 2014, the Company recorded income tax expense of $347 related to interest of penalty accruals.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by federal, state, and foreign tax authorities. The Company’s U.S. tax returns have been settled through fiscal years ending March 31, 2008. The Company’s U.S. tax returns are currently in appeals for fiscal years ended March 28, 2009 and April 3, 2010, and the Company plans to vigorously defend all tax positions taken. The Company is also under examination by the New Hampshire Department of Revenue for its fiscal years ended April 3, 2010, April 2, 2011 and March 31, 2012. The statute of limitations is open for the remainder of the states and all foreign jurisdictions. As of March 29, 2014, the Company has classified approximately $1,157 of unrecognized tax benefits as current. These unrecognized tax benefits relate to positions under examination by the New Hampshire Department of Revenue for the 2010, 2011, and 2012 fiscal tax years.  During the three months ended March 29, 2014 and March 30, 2013, the Company paid $676 and $15,581 for estimated taxes, respectively.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Commitments and Contingencies

Purchase Commitments

The Company’s commitments to purchase raw materials, research and development and other services from various suppliers and vendors are estimated to be $421,321 and $473,640 as of March 29, 2014 and December 31, 2013, respectively. The majority of these commitments as of March 29, 2014 are due within the next twelve months.

The Company may terminate purchase commitments for DSS inventory components in fiscal 2014 and beyond. As of March 29, 2014, $600 has been accrued as certain purchase orders were canceled as of March 29, 2014. The gross amount outstanding under these purchase orders was $6,771 as of March 29, 2014, and the Company will negotiate with the vendors to determine the amount payable upon termination of these purchase orders as applicable.

Supply Commitments

In connection with the agreements made with Apple Inc., the Company is required to maintain levels of supply of sapphire material in accordance with the MDSA.

Pledged Collateral

In connection with the acquisition of Confluence Solar, the Company has acquired certain assets which are pledged as collateral against customer deposits of $2,000 as of March 29, 2014.

The Company has pledged (i) all of the equity interests of GT Equipment Holdings LLC and (ii) all of the assets held by GT Equipment Holdings LLC to secure its obligations under the Prepayment Agreement and the MDSA.

Litigation Contingencies

The Company is subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

Customer Indemnifications

In the normal course of business, the Company indemnifies, under pre- determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company’s products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations, but not all agreements contain such limitations on liability. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these indemnification provisions.

15. Prepayment Obligation and Convertible Notes

Prepayment Agreement with Apple Inc.

On October 31, 2013, the Company entered into a Prepayment Agreement with Apple pursuant to which our wholly-owned subsidiary, GTAT Corp., is eligible to receive approximately $578,000 (the “Prepayment Amount”), in four separate installments. The Prepayment Amount is to be used exclusively to purchase components necessary for the manufacture of ASF systems and related equipment for use primarily at the Company’s Arizona facility. The Company leases this facility from an affiliate of Apple for a nominal rental fee.  The ASF systems and related equipment will be used exclusively to supply sapphire material to Apple, subject to certain exceptions under which such sapphire can be provided to other parties.  The Company is required to repay the Prepayment Amount ratably (on a quarterly basis) over a five year period beginning in January 2015, either as a credit against Apple purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. The Company’s obligation to repay the Prepayment Amount may be accelerated under certain circumstances, including if the Company does not meet certain financial metrics or meet certain technical and performance covenants.  The Company’s obligations under the Prepayment Agreement are secured by (i) the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility) and

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

(ii) a pledge of all of the equity interests of GT Equipment Holdings LLC.  While the MDSA specifies the Company’s minimum and maximum supply commitments, Apple has no minimum purchase requirements under the terms of the MDSA.  The Company determined the installments of the Prepayment Amount that it receives should be recorded as debt at fair value on the date of receipt of each installment. The difference between the fair value of the debt and the Prepayment Amount proceeds received (“debt discount”) is consideration under the MDSA and accounted for as deferred revenue. The debt discount is being amortized to interest expense over a 6-year period ending December 2019 with an effective interest rate of 7.49%, and interest expense of $4,419 was recognized in the three months ended March 29, 2014.  The initial installment of $225,000 and second installment of $111,000 were received on November 15, 2013, and January 23, 2014, respectively. As of March 29, 2014 $262,974 is reflected as Prepayment Obligation and $79,054 is recorded as deferred revenue.

3.00% Convertible Senior Notes due 2017

On September 28, 2012, the Company issued $220,000 aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the “2017 Notes”). The net proceeds from the issuance of the 2017 Notes were approximately $212,592, after deducting fees paid to the initial purchasers and other offering costs. The 2017 Notes are senior unsecured obligations of the Company, which pay interest in cash semi-annually (on April 1 and October 1 of each year) at a rate of 3.00% per annum beginning on April 1, 2013. The 2017 Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee (the “Indenture”). The 2017 Notes are not redeemable by the Company.

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

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as described in the Indenture), calculated on a proportionate basis for each trading day in a 40 consecutive trading-day conversion period (as described in the Indenture).

In addition, following certain corporate events that occur prior to the maturity date (as described in the Indenture), the Company will adjust the conversion rate for a holder of the 2017 Notes who elects to convert its 2017 Notes in connection with such a corporate event in certain circumstances.

The effective interest rate on the liability component of the 2017 Notes was 10.7% as of March 29, 2014. Interest expense incurred in connection with the 2017 Notes consisted of the following:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

Three Months Ended
March 29, 2014
Contractual coupon rate of interest	$1,632
Amortization of issuance costs and debt discount	3,113
Interest expense - Convertible Notes	$4,745

The carrying value of our 2017 Notes consisted of the following:

March 29, 2014
Principal balance	$220,000
Discount, net of accumulated amortization of $16,143	(48,973)
Carrying amount	$171,027

3.00% Convertible Senior Notes due 2020

On December 10, 2013, the Company issued $214,000 aggregate principal amount of 3.00% Convertible Senior Notes due 2020 (the “2020 Notes”). The net proceeds from the issuance of the 2020 Notes were approximately $206,530, after deducting fees paid to the initial purchasers and other offering costs. The 2020 Notes are senior unsecured obligations of the Company, which pay interest in cash semi-annually (on June 15 and December 15 of each year) at a rate of 3.00% per annum beginning on June 15, 2014. The 2020 Notes are governed by an Indenture dated December 10, 2013 with U.S. Bank National Association, as trustee (the “2013 Indenture”). The 2020 Notes are not redeemable by the Company.

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

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as described in the 2013 Indenture), calculated on a proportionate basis for each trading day in a 40 consecutive trading-day conversion period (as described in the 2013 Indenture).

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

The effective interest rate on the liability component of the 2020 Notes was 12.99% as of December 31, 2013. Interest expense incurred in connection with the 2020 Notes consisted of the following:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

Three Months Ended
March 29, 2014
Contractual coupon rate of interest	$1,596
Amortization of issuance costs and debt discount	2,317
Interest expense - Convertible Notes	$3,913

The carrying value of our 2020 Notes consisted of the following:

March 29, 2014
Principal balance	$214,000
Discount, net of accumulated amortization of $2,743	(96,027)
Carrying amount	$117,973

The Company will be required to repay the following principal amounts under the Apple Prepayment Agreement and 2017 and 2020 Notes:

Principal
Fiscal Year Ending	Payments
2014 (remaining 9 months)	$—
2015	67,200
2016	67,200
2017	287,200
2018	67,200
2019	67,200
2020	214,000
Total	$770,000

16. Share-Based Compensation

The Company recorded $5,711 and $4,423 of expense related to share-based compensation during the three months ended March 29, 2014 and March 30, 2013, respectively. Share-based compensation cost capitalized as part of inventory was not material for all periods presented.

During the three months ended March 29, 2014, no option awards were granted to executives or employees of the Company.

During the three months ended March 29, 2014, the Company granted time-based restricted stock units to certain executives, employees and directors of the Company for 1,297,000 shares of the Company’s common stock. Time-based restricted stock units provide for the holder to receive shares of the Company’s common stock at the time such units vest or restrictions on such units lapse in accordance with the terms of the restricted stock unit agreement. The total fair value of the restricted stock units, which was based on the fair value of the Company’s common stock on the date of grant, was $12,876 or $9.93 per share on a weighted average basis.

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

During the three months ended March 29, 2014, the Company granted certain executives 593,000 performance-based restricted stock units. The total fair value of these restricted stock units, which was based on the fair value of the Company’s common stock on the date of the grant, was $5,710, or $9.63 per share on a weighted average basis.

As of March 29, 2014, the Company had unamortized share-based compensation expense related to stock options, restricted stock unit awards and performance-based restricted stock unit awards of approximately $31,651 after estimated forfeitures is expected to be recognized over an estimated weighted average remaining requisite service period of 1.67 years.

17. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three months ended March 29, 2014:

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Par Value	Capital	Deficit	(Loss)	Equity
Balance as of January 1, 2014	134,463	$1,345	$355,916	$(26,115)	$1,259	$332,405
Net loss				(41,397)		(41,397)
Other comprehensive loss	—	—	—	—	(466)	(466)
Option exercises and vesting of restricted stock units	2,110	21	5,444			5,465
Share-based compensation expense			4,972			4,972
Excess tax deficiency from share-based award activity			4,260			4,260
Minimum tax withholding payments for employee share-based awards	(342)	(4)	(3,411)			(3,415)
Balance as of March 29, 2014	136,231	$1,362	$367,181	$(67,512)	$793	$301,824

18. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 29, 2014:

	Unrealized Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total

Beginning balance	$(590)	$1,849	$1,259
Other comprehensive income (loss)	3	(469)	(466)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance	$(587)	$1,380	$793

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

The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended
	March 29, 2014	March 30, 2013
Weighted average common shares—basic	135,432	119,348
Dilutive common stock options and restricted stock unit awards (1) (2) (3)	—	—
Weighted average common and common equivalent shares—diluted	135,432	119,348

(1) Holders of the 2017 & 2020 Notes may convert the Notes into shares of the Company’s common stock, at the applicable conversion rate, subject to certain conditions. Since it is the Company’s stated intent to settle the principal amount of the Notes in cash, the Company has used the treasury stock method for determining the potential dilution in the diluted earnings per share computation.  The total number of shares excluded from the calculation of earnings per share because they would be anti-dilutive was 46,200 for the three months ended March 29, 2014.

(2) Upon exercise of outstanding warrants, holders of the warrants may acquire up to 28,500 shares of the Company’s common stock at an exercise price of $9.9328. If the market price per share of the Company’s common stock for the period exceeds the established strike price, the warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.  These shares have been excluded from the calculation of earnings per share because they would be anti-dilutive.

(3) As the Company was in a loss position for the three months ended March 29, 2014, certain shares have not been included in the calculation of earnings per share, as their impact would be anti-dilutive. The total number of shares excluded from the calculation of earnings per share because they would be anti-dilutive was 9,066 and 12,356 for the three months ended March 29, 2014 and March 30, 2013, respectively.

20. Segment and Geographical Information

Segment Information

The Company reports its results in three segments: the PV business, the polysilicon business and the sapphire business. The Company presents segment information in a manner consistent with the method used to report this information to management. The Company evaluates performance and allocates resources based on revenues and gross margin of each segment. The Company defines segment gross margin as the cost of goods sold associated with segment revenues. Operating expenses are reviewed and evaluated at the consolidated level and are not allocated to the respective operating segments for purposes of allocating resources or evaluating performance of the business segment. Asset information by segment is not reported to or reviewed by the Chief Operating Decision Maker (CODM), and therefore, the Company has not disclosed asset information for the segments.

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

The sapphire business manufactures and sells advanced sapphire crystal growth systems, as well as sapphire materials used in LED applications, and sapphire components used in other specialty markets. On May 16, 2013, the Company acquired substantially all of the business of Thermal Technology which are included in the sapphire segment. Thermal Technology is a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that have been deployed across multiple industries. The acquisition of Thermal Technology provides the Company with certain advanced material technologies.

Financial information for the Company’s reportable segments is as follows:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Three Months Ended
	March 29, 2014	March 30, 2013

Revenue:
PV	$13,181	$4,364
Polysilicon	3,724	37,956
Sapphire	5,605	15,456
Total revenue	$22,510	$57,776
Gross Margin:
PV	$4,923	$(1,303)
Polysilicon	2,135	13,137
Sapphire	(5,700)	1,781
Total gross margin	$1,358	$13,615
Research and development	24,572	16,441
Sales and marketing	4,684	3,286
General and administrative	19,490	14,563
Contingent consideration expense	2,375	336
Restructuring charges	—	2,858
Amortization of intangible assets	2,976	2,455
Production start-up	1,899	—
Loss from operations	(54,638)	(26,324)
Interest income	96	94
Interest expense	(12,549)	(7,480)
Other, net	508	190
Loss before taxes	$(66,583)	$(33,520)

Geographic Information

The following table presents revenue by geographic region, which is based on the destination of the shipments:

GT Advanced Technologies Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per share data)

	Three Months Ended
	March 29, 2014	March 30, 2013

China	$11,159	$18,738
Korea	2,592	34,942
Taiwan	3,695	598
Other Asia	2,823	242
Europe	694	462
United States	1,542	2,776
Other	5	18
Total	$22,510	$57,776

A summary of long-lived assets by geographical region is as follows:

	March 29, 2014(1)	December 31, 2013(1)

United States	$515,895	$295,829
Luxembourg	55,978	57,812
Hongkong	577	5,687
China	495	583
Taiwan	58	71
Total	$573,003	$359,982

(1) Long-lived assets at March 29, 2014 and December 31, 2013, include intangible assets and goodwill of $147,245 and $150,222, respectively, all located in the United States, with the exception of goodwill of $1,711 and intangibles of $54,267 and $56,101, at March 29, 2014 and December 31, 2013,  respectively, which are located in Luxembourg.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “prospects,” “forecasts,” “expect,” “intend,” “may,” “will,” “plan,” “target,” and similar expressions or variations intended to identify forward-looking statements and include statements about our expectations of future periods with respect to, among other things:

•      the Company expects to incur production start-up expenses related to the Arizona facility in the near term;

•      recent accounting pronouncements are not expected to have an impact on future periods;

•      the ASF systems (and other assets) in the Company’s Arizona sapphire material production facility are expected to be used exclusively to supply sapphire material to Apple;

•      it is remote that any entity other than Apple will take more than a minor amount of sapphire material output from the Company’s Arizona facility;

•      the Thermal Technology business is expected to generate future cash flows;

•      estimated future amortization expense for intangible assets;

•      there are no additional charges planned in connection with idling the Company’s operations at its Hazelwood facility;

•      the Company plans to vigorously defend all tax positions taken in connection with any tax filings that are under review;

•      estimated obligations to purchase raw materials, R&D and other services;

•      the Company may terminate purchase commitments for DSS inventory components in fiscal 2014 and beyond and the Company will negotiate with the vendors to determine the amount payable upon termination of these purchase orders as applicable;

•      legal proceedings and claims to which the Company is subject are not expected to have a material effect on the Company’s financial position, results of operations or cash flows;

•      the Company does not believe that it is probable that any material amounts will be paid under indemnification provisions to which it is subject;

•      the Company intends to settle the principal amounts of its 2017 Notes and 2020 Notes in cash;

•      the HiCz™ tool is designed to enable the production of high efficiency monocrystalline solar ingots (and is targeted at improving the ingot performance compared to that of multicrystalline silicon materials);

•      the Company expects to commence sapphire material production in volume at the Arizona facility;

•      the Company will continue to offer ASF units for sale for certain applications;

•      the Company will supply sapphire material to Apple;

•      all information under the heading “Factors Affecting the Results of Our Operations”;

•      timing of delivery of our equipment products;

•      Company expects that most of its customers will substantially perform on their contractual obligations;

•      revenue from each of the Company’s business segments may fluctuate significantly from period to period;

•      the Company expects to continue to invest in new research and development projects and attempt to expand certain existing product bases and introduce new products;

•      the majority of the Company’s projected income is forecasted to come from the sapphire segment (which is taxed primarily in the United States) and due to this jurisdictional mix of income/loss, the Company is projecting a taxable loss in the US, while lower tax jurisdictions, namely Hong Kong, is projecting taxable income for the Company;

•      expected capital expenditures for fiscal year 2014 (and the expected nature of these expenditures);

•      the Company believes that its existing cash, customer deposits and prepayment installment proceeds will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other cash requirements for at least the next twelve months;

•      Company expects to terminate purchase commitments for certain inventory (and the impact thereof);

•      future contingent payment obligations;

•      Company’s ability to hold investments until maturity;

•      market risk from changes in exchange rates;

•      all information regarding future product releases (including HiCz, Hyperion ion implanted, HVPE and PVD equipment and the performance metrics and benefits of those tools);

•      Company expects quarterly results will continue to fluctuate;

•      exchange rates are expected to fluctuate in the future; and

•      the Company’s management is committed to continuous improvement of internal control processes and will continue to diligently review the Company’s reporting controls and procedures the Company expects that its remediation efforts will continue throughout fiscal year 2014.

These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, factors discussed in Part I, Item 1A “Risk Factors” and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Company Overview

GT Advanced Technologies Inc. is a leading diversified technology company producing advanced materials and innovative crystal growth equipment for the global consumer electronics, power electronics, solar and LED industries. Our products are designed to accelerate the adoption of advanced materials that improve performance and lower the cost of manufacturing. References herein to “we,” “us,” “our” and “Company” are to GT Advanced Technologies Inc., operating through its subsidiaries.

We operate through three business segments: our sapphire business, our polysilicon business and our photovoltaic, or PV, business.

Sapphire Business

Our sapphire business manufactures and sells sapphire material, sapphire growth equipment and certain other related sapphire technologies. Our sapphire material is manufactured using our advanced sapphire crystal growth furnace, or ASF system, at our facilities in Salem, Massachusetts.  We expect to commence sapphire material production in volume at our Arizona facility, however, that facility is still under development. Our proposed sapphire material production operations in Arizona are intended to be used to provide sapphire materials for Apple Inc.  We will continue to offer our ASF systems for sale to sapphire manufacturers in certain select markets, as permitted under our arrangements with Apple, including the LED industry and for a range of other applications.

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

Agreements with Apple Inc.

On October 31, 2013, GTAT Corporation (or GTAT) and Apple Inc. entered into the MDSA, pursuant to which GTAT Corporation will supply sapphire material to Apple. GTAT has granted Apple certain intellectual property rights in connection with its sapphire growth technologies and the right to purchase a license for certain other intellectual property of GTAT. Pursuant to the terms of the MDSA, GTAT granted exclusive rights to Apple under which it agreed to not sell sapphire material or related sapphire growth equipment or technologies for use in certain applications. While the MDSA specifies the Company’s minimum and maximum supply commitments, Apple has no minimum purchase requirements under the terms of the MDSA.

On October 31, 2013, GTAT also entered into a Prepayment Agreement with Apple pursuant to which GTAT has the right to receive $578 million (the “Prepayment Amount”), in four separate installments. The Prepayment Amount is to be used exclusively to purchase components necessary for the manufacture of ASF systems and related equipment principally for use at the Arizona facility leased from Apple. The ASF systems and related equipment will be used exclusively to supply sapphire material to Apple, subject to certain exceptions under which such sapphire can be provided to other parties. GTAT is required to repay the Prepayment Amount ratably (on a quarterly basis) over a five year period beginning in January 2015, either as a credit against amounts due from Apple purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. The Company’s obligation to repay the Prepayment Amount may be accelerated under certain circumstances, including if the Company does not meet certain financial metrics or meet certain technical and performance covenants. The Company’s obligations under the Prepayment Agreement are secured by (i) the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility) and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC. Due to the debt-like characteristics of the Prepayment Amount, GTAT determined the installments of the Prepayment Amount that it receives should be recorded as debt at fair value on the date each installment is received. The difference between the fair value of the debt and the Prepayment Amount proceeds received (“debt discount”) is consideration under the MDSA and accounted for as deferred revenue. The debt discount is being amortized to interest expense over a 6-year period ending December 2019, and interest expense of $4.4 million was recognized in the three months ended March 29, 2014. The first two installments of under the Prepayment Agreement of $225 million and $111 million were received on November 15, 2013, and January 23, 2014, respectively. As of March 29, 2014, $262.8 million is reflected within Prepayment Obligation and $79 million is recorded as deferred revenue. The third installment of the Prepayment Amount was received in April 2014.

On October 31, 2013, GTAT also entered into a lease agreement (the “Arizona Lease”) with an affiliate of Apple in order to lease a facility in Mesa, Arizona that GTAT will use for the purpose of manufacturing the sapphire material under the MDSA.

Factors Affecting the Results of Our Operations

The following are some of the factors, trends and events that we expect will affect our future results of operations:

• As a result of the agreements that we have entered into with Apple Inc. in October 2013, our sapphire business is undergoing a transition from being principally a provider of crystal growth equipment to being a provider of both crystal growth equipment and sapphire materials. The success of our sapphire materials business will be driven, in large part, by the continued funding of Apple pursuant to the prepayment agreement (which may be halted and/or repayment accelerated under certain circumstances, including if the Company does not meet certain financial metrics or meet certain technical and performance covenants), our ability to timely commence full-scale operations at our Arizona facility and Apple purchasing sapphire materials from us in adequate quantities, among others. Apple is under no obligation to purchase any sapphire materials from us. If Apple does not purchase a sufficient amount of sapphire materials, we may be required to repay all or a portion of the $578 million prepayment using our own cash resources, which repayment must be satisfied over the five year period beginning in January 2015. Apple is not subject to any minimum purchase commitments under the terms of the MDSA.

• Demand for our polysilicon and PV equipment products and services are driven by end-user demand for solar power and demand for our sapphire equipment and materials are driven by end-user demand for sapphire material, including LED-quality material. In each of our three business segments, the end-user demand for the output of our equipment has either declined substantially or supply has surpassed demand. In order to decrease inventories, we believe that companies selling polysilicon, solar cells and wafers and sapphire material, including some of our equipment customers, during 2012 and 2013, had to sell at prices that provided little or no margin. In certain cases, customers’ were unable to decrease inventories. At the end of 2013 and in early 2014, there were indications that the PV market was beginning to exhibit signs of increased demand by end users, including in Japan. In spite of these positive indicators, we expect that demand for our PV and polysilicon capital equipment may remain limited during the remainder of 2014.

• The current limited demand for our equipment products and the excess capacity or limited demand in the end markets our equipment customers serve is exacerbated by trade tensions between China and the U.S. and certain other jurisdictions. We believe that certain of our customers are delaying any purchasing or expansion plans until these various trade disputes are resolved and we do not expect such resolution to take place in the immediate future and, in fact, expect that they will grow more adversarial as certain market participants challenge the effectiveness and appropriateness of various tariff structures instituted by the applicable authorities.

• We have continued to make investments in developing new technology, such as our HiCz puller, silicon carbide furnace, GT specialty high temperature refractory metal furnace, HVPE and PVD tools, Merlin solar cell technology and Hyperion™ ion implanter. During the fiscal year ending December 31, 2014, we will continue to invest in these technologies and expect to commercialize one or more of these during the year, although we do not expect to recognize any significant revenue from these investments this year.

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

If a customer fails to perform its outstanding contractual obligations on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions and in the event of a customer breach, the customer may be liable for contractual damages. During the three months ended March 29, 2014, we did not terminate or modify (or otherwise remove) any contracts in our order backlog. During the fiscal year ended December 31, 2013, we terminated, modified or removed contracts resulting in a $415.6 million reduction in our order backlog (96% of the reduction was attributable to four contracts, and $33.1 million related to contracts that have not been legally terminated or modified). During the fiscal year ended December 31, 2013, we recorded revenues of $19.3 million from terminated contracts.

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

We conduct negotiations with certain customers who have requested that we extend their delivery schedules or make other contract modifications, or who have not provided letters of credit or made payments in accordance with the terms of their contracts. We engage in a certain level of these negotiations in the ordinary course. We monitor the effect, if any, that these negotiations may have on our future revenue recognition. If we cannot come to an agreement with these customers, or if we believe our customers cannot or will not perform their obligations, our order backlog could be reduced. Other customers with contracts in our order backlog that are not currently under negotiation, or that we do not currently consider to be at risk, may approach us with similar requests in the future, or may fail to provide letters of credit or to make payments when due. If we cannot come to an agreement with these customers, our order backlog could be further reduced.  If we do come to an agreement with customers on extending delivery schedules, the timing of expected revenue recognition could be pushed into periods later than we had anticipated.

The table below sets forth our order backlog as of March 29, 2014 and December 31, 2013:

	March 29, 2014		December 31, 2013
Product Category	Amount	% of Backlog	Amount	% of Backlog
	(dollars in millions)
Photovoltaic business	$13	2%	$11	2%
Polysilicon business	296	49%	299	50%
Sapphire business	300	49%	292	48%
Total	$609	100%	$602	100%

Our order backlog totaled $609 million as of March 29, 2014. Our order backlog attributable to our PV, polysilicon and sapphire equipment businesses as of March 29, 2014, included deferred revenue of $62.5 million, of which $1.1 million related to our PV business, $55.4 million related to our polysilicon business and $6.0 million related to our sapphire business. Cash received in deposits related to our order backlog where deliveries have not yet occurred was $90.3 million as of March 29, 2014.

As of March 29, 2014, our order backlog consisted of contracts with 9 PV customers, contracts with 13 polysilicon customers, and contracts with 22 sapphire customers. Our order backlog as of March 29, 2014, included $261.3 million and $143.7 million attributed to two different customers, each of which individually represents 43% and 24%, respectively, of our order backlog.

Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement that the management team uses in assessing the business and operations. Our methodology for determining backlog may not be comparable to the methodologies used by other companies. Additionally, we adjusted our methodology for determining backlog to exclude contracts that were not formally modified or terminated but for which we do not expect the customer to fulfill their obligations.  As of March 29, 2014, our order backlog did not include any amounts related to sapphire material customers and do not expect to include sapphire material in our backlog. Furthermore, backlog is difficult to determine with certainty and requires estimates and judgments to be made by management and it should not be relied upon as an indication of future performance.

Results of Operations

The following tables set forth the results of operations as a percentage of revenue for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Statements of Operations Data:*
Revenue	100%	100%
Cost of revenue	94	76
Gross profit	6	24
Research and development	109	28
Selling and marketing	21	6
General and administrative	87	25
Contingent consideration expense	10	1
Restructuring charges	—	5
Amortization of intangible assets	13	4
Production start up	8	—
Loss from operations	(242)	(45)
Interest expense	(54)	(13)
Loss before income taxes	(296)	(58)
Benefit for income taxes	(112)	(26)
Net loss	(184)%	(32)%

*   Percentages subject to rounding.

Three Months Ended March 29, 2014 compared to Three Months Ended March 30, 2013

Revenue.  The following table sets forth total revenue for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
Business Category	March 29, 2014	March 30, 2013	Change	% Change
	(dollars in thousands)
Photovoltaic business	$13,181	$4,364	$8,817	202%
Polysilicon business	3,724	37,956	(34,232)	(90)%
Sapphire business	5,605	15,456	(9,851)	(64)%
Total revenue	$22,510	$57,776	$(35,266)	(61)%

Revenue from our PV business increased 202% to $13.2 million for the three months ended March 29, 2014, as compared to $4.4 million for the three months ended March 30, 2013. The increase for the three months ended March 29, 2014 is primarily due to increased shipments of our DSS furnaces. We shipped almost three times as many DSS furnaces during the three months ended March 29, 2014, as compared to the number of furnaces shipped during the corresponding period in the preceding year.

Revenue from our polysilicon business decreased 90% to $3.7 million for the three months ended March 29, 2014, as compared to $38.0 million for the three months ended March 30, 2013. This decrease for three months ended March 29, 2014 was driven primarily by revenue related to a hydrochlorination technology and equipment contract sold in the prior year quarter that did not recur in the three months ended March 29, 2014.  For the three months ended March 30, 2013 polysilicon revenue was recognized primarily related to the shipment of equipment of a single customer.  Polysilicon revenue may fluctuate significantly from period to period due to the timing of shipments and the length of time it takes to complete our obligations under the contracts.

Our sapphire business revenue during the three months ended March 29, 2014 is attributable to the sale of sapphire equipment and material. Sapphire material we sell is used mostly, we believe, in sapphire-based LED applications and other specialty markets.  Revenue from our sapphire business was $5.6 million for the three months ended March 29, 2014, as compared to $15.5 million for the three months ended March 30, 2013. The primary driver of the decrease in the revenue was due to no ASF systems shipped during the three months ended March 29, 2014, whereas there were a limited number of ASF systems shipped during the corresponding period in the preceding year which resulted in revenue being recognized in such period.

Gross Profit and Gross Margins.  The following tables set forth gross profit and gross margin for the three months ended March 29, 2014 and March 30, 2013.

	Three Months Ended
	March 29, 2014	March 30, 2013	Change	% Change
	(dollars in thousands)
Gross profit
Photovoltaic business	$4,923	$(1,303)	$6,226
Polysilicon business	2,135	13,137	(11,002)
Sapphire business	(5,700)	1,781	(7,481)
Total	$1,358	$13,615	$(12,257)	(90)%

	Three Months Ended
	March 29, 2014	March 30, 2013
Gross margins
Photovoltaic business	37%	(30)%
Polysilicon business	57%	35%
Sapphire business	(102)%	12%
Overall	6%	24%

Overall gross profit, as a percentage of revenue, or gross margin, decreased to 6% for the three months ended March 29, 2014, from 24% for the three months ended March 30, 2013.

Our gross margins in our PV, polysilicon and sapphire businesses tend to vary depending on the volume, pricing and timing of revenue recognition.

Our PV gross margin for the three months ended March 29, 2014 was 37%, as compared to (30%) for the three months ended March 30, 2013. During the twelve month period ended December 31, 2013, the solar industry continued to face challenges, leading to the deterioration of the solar equipment market and, we believe, certain of our customers’ financial condition. As previously disclosed,  in the twelve month period ended December 31, 2012, we recorded a charge related to excess inventory of $60.2 million and during the same period we had to write off certain vendor advances in an amount equal to $8.4 million. Such writedowns established a new cost basis for our PV inventory for which we recognized a modest margin during the three months ended March 29, 2014, which was the period when we sold certain DSS units in excess of previous price estimates that we forecasted we would be able to sell such DSS units.

Our polysilicon gross margin for the three months ended March 29, 2014 was 57%, as compared to 35% for the three months ended March 30, 2013. The increase in polysilicon gross margins for the three months ended March 29, 2014 was primarily due to (i) recognizing revenue on certain payments which were contingent upon performance metrics being achieved that had no corresponding equipment costs and (ii) recognizing high margin revenue on certain equipment, as compared to the three months ended March 30, 2013, a period in which polysilicon margins contained revenues for an equipment and technology contract at a margin rate that was lower.

Our sapphire gross margin for the three months ended March 29, 2014 was (102)%, as compared to 12% for the three months ended March 30, 2013. The decrease in gross margin for the sapphire business during the three months ended March 29, 2014, as compared to the sapphire business gross margin during the three months ended March 30, 2013, is primarily due to the significant ramp-up costs incurred relating to the Mesa, Arizona sapphire material production facility.

Operating Expenses.  The following table sets forth total operating expenses for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013	Change	% Change
	(dollars in thousands)
Operating expenses
Research and development	$24,572	$16,441	$8,131	49%
Selling and marketing	4,684	3,286	1,398	43%
General and administrative	19,490	14,563	4,927	34%
Contingent consideration expense	2,375	336	2,039	607%
Restructuring charges	—	2,858	(2,858)	(100)%
Amortization of intangible assets	2,976	2,455	521	21%
Production start-up	1,899	—	1,899	100%
Total	$55,996	$39,939	$16,057	40%

Operating expenses increased 40% to $56.0 million for the three months ended March 29, 2014, as compared to $39.9 million for the three months ended March 30, 2013.

Research and development expenses. Research and development expenses consist primarily of payroll and related costs, including stock-based compensation expense, for research and development personnel who design, develop, test and deploy our PV, polysilicon and sapphire equipment, as well as expenses for materials and services used in research and development projects. We expect to continue to invest in new product development and attempt to expand certain of our existing product bases in each of our segments, as well as continue efforts to introduce new products.  Research and development expenses increased by 49% to $24.6 million for the three months ended March 29, 2014, as compared to $16.4 million for the three months ended March 30, 2013. The increase for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013 primarily related to: an increase in non-production materials of $2.9 million, an increase of $1.1 million of expenses allocated to research and development primarily driven by activity at our Salem, Massachusetts facility related to our sapphire business,  an increase in outside service related costs of $1.0 million,  an increase in employee compensation of $0.8 million and an increase of $0.8 million in the amount of subscriptions and license fees. These increases were offset by a decrease of $0.2 million in depreciation expenses. The foregoing increases in research and development costs were primarily in connection with projects related to our sapphire business.

Selling and marketing expenses. Selling and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses. Selling and marketing expenses increased 43% to $4.7 million for the three months ended March 29, 2014, as compared to $3.3 million for the three months ended March 30, 2013. The increase in sales and marketing expenses for the three months ended March 29, 2014 were driven by an increase in non-production materials of $1.0 million and an increase in sales commissions of $0.6 million, principally a result of increased sales commissions related to our polysilicon business.  Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.  In addition, the increase in sales and marketing expenses for the three months ended March 29, 2014 was offset by a decrease of $0.2 million in marketing related expenses and a decrease of $0.2 million in employee compensation and benefits.

General and administrative expenses.  General and administrative expenses consist primarily of the following components: payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, human resources and other administrative personnel; and fees for professional services. The increase in general and administrative expenses of 34% to $19.5 million in the three months ended March 29, 2014, as compared to $14.6 million for the three months ended March 30, 2013, was primarily driven by a $1.1 million increase in employee compensation and benefit expenses; a $3.3 million increase in outside services expense; and an increase in facility related expenses of $0.5 million.  These increases for the three months ended March 29, 2014 were offset, in part, by a decrease in depreciation expense of $0.7 million.

Contingent Consideration Expense. Contingent consideration expense consists of the accretion of our contingent consideration liabilities to their respective fair values. Contingent consideration expense increased to $2.4 million for the three months ended March 29, 2014, as compared to $0.3 million for the three months ended March 30, 2013. During the three months ended March 29, 2014, we recognized expenses associated with both the acquisition of certain select assets and technology related to the Hyperion(TM) ion implanter tool from Twin Creeks and the acquisition of certain assets of Thermal Technology, whereas in the three months ended March 30, 2013, we recognized expense solely associated with the acquisition of certain select assets and technology related to the Hyperion(TM) ion implanter tool. The increase in contingent consideration expense was also driven by an increase in forecasted revenues related to the Thermal Technology business.

Restructuring Charges.  There were no restructuring and asset impairment charges for the three months ended March 29, 2014, compared to $2.9 million for the three months ended March 31, 2013.  Total restructuring and asset impairment charges for the three months ended March 31, 2013 included $1.9 million in lease exit costs and $0.6 million of other contract termination costs relating to the Hazelwood facility. In addition, we recorded $0.4 million of severance and related benefits.

Amortization Expense.  Amortization of intangible assets consists of the amortization of intangible assets obtained in business or technology acquisitions. Amortization expense attributed to intangible assets was $3.0 million for the three months ended March 29, 2014, compared to $2.5 million for the three months ended March 30, 2013. The balance within amortization expense is driven by the amortization of identified intangible assets related to our acquisitions of Confluence Solar, Crystal Systems and the Thermal Technology business.

Production Start-up.  Production start-up expenses consist of manufacturing salaries and personnel-related costs and the cost of operating a production line before it has been qualified for production, which occurs when minimum expected output levels are achieved. Such costs include the cost of raw materials run through the production line during the qualification phase. Production start-up expenses were $1.9 million for the three months ended March 29, 2014, as compared to no production start-up expenses incurred for the three months ended March 30, 2013.

Interest Expense. The increase in interest expense is due to:  (i) an increase in amortization of deferred financing fees, (ii) the amortization of both the 3.00% Senior Convertible Notes due 2017 and the 3.00% Senior Convertible Notes due 2020  discount and (iii) the amortization of the discount associated with Prepayment Amount from Apple Inc.  The increase in amortization of deferred financing costs is due to the amortization of deferred financing fees paid in connection with both our 3.00% Senior Convertible Notes due 2017 and the 3.00% Senior Convertible Notes due 2020.

Benefit for Income Taxes. Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions.

Our world-wide effective tax rate was 37.8% (benefit) for the three month period ended March 29, 2014 and 44.3% (benefit) for the three month period ended March 30, 2013. The effective tax rate for the three months ended March 29, 2014, was impacted by the expiration of the research and development tax credit, an unfavorable permanent adjustment related to executive compensation limitations under Section 162(m) of the Internal Revenue Code which is non-deductible for tax purposes and the jurisdictional mix of income/loss.

Changes in the mix of income before income taxes between the U.S. and foreign countries impact our effective tax rates. The majority of our projected income is forecasted to come from the sapphire segment which is taxed primarily in the United States. Due to this jurisdictional mix of income/loss, we are projecting a taxable loss in the US, a higher tax jurisdiction while lower tax jurisdictions, namely Hong Kong, is projecting taxable income.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to examination by federal, state, and foreign tax authorities. Our U.S. tax returns are currently in appeals for fiscal years ended March 28, 2009 and April 3, 2010, and we plan to vigorously defend all tax positions taken. We are also under examination by the New Hampshire Department of Revenue for fiscal years ended April 3, 2010, April 2, 2011 and March 31, 2012. The statute of limitations is open for the remainder of the state’s and all foreign jurisdictions.

Sapphire Material Operations

As of March 29, 2014, when compared to December 31, 2013, we had significant increases in the amounts reported on our balance sheet for each of the following items:  inventory; vendor advances; property, plant and equipment, net; and accounts payable.  These increases were largely attributable to our sapphire material operations in Mesa, Arizona and the production start-up costs associated with qualifying the production at such site.  Historically, we have only had limited sapphire material operations and have focused our efforts on equipment sales (which had limited capital expenditures due to our business model of outsourcing much of the production), and therefore, this operation has required significant spending.

Liquidity and Capital Resources

Overview

We fund our operations generally through cash generated from operations, prepayments made to us by Apple, proceeds from debt and stock offerings, and proceeds from exercises of stock awards.

Our cash and cash equivalents balance decreased by $91.6 million during the three months ended March 29, 2014, from $498.2 million as of December 31, 2013 to $406.6 million as of March 29, 2014. On March 29, 2014, we held $372.9 million of cash and cash equivalents in the United States by our U.S. subsidiaries and we held $33.7 million outside the U.S. held by our foreign subsidiaries. The decrease was principally attributable to the $152.3 million of purchases and deposits on property, plant and equipment, mainly for ASF units and associated equipment to be installed in the Mesa, Arizona sapphire material production facility.

We manage our cash inflows through the use of customer deposits, milestone billings, prepayment amounts and debt financings intended to allow us in turn to meet our cash outflow requirements, which primarily consist of vendor payments and prepayments for contract related costs (raw material and components costs) as well as payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this Quarterly Report on Form 10-Q.

Historically, our principal uses of cash are for raw materials and components, wages, salaries and investment activities, such as the purchase of property, plant and equipment, business acquisitions, repurchases of our common stock and payments on outstanding debt. Our total capital expenditures in the fiscal year ending December 31, 2014 are expected to be approximately $600 million, consisting primarily of capital expenditures for sapphire material operations. The foregoing estimate of our capital expenditures in the twelve month period ending December 31, 2014 excludes any capital expenditures we may make in connection with any business, assets or technologies we may acquire during this period.

The following table summarizes our primary cash flows in the periods presented:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(53,476)	$(53,964)
Investing activities	(43,664)	(1,585)
Financing activities	5,979	(42,343)
Effect of foreign exchange rates on cash	(453)	23
Net decrease in cash and cash equivalents	$(91,614)	$(97,869)

Cash Flows from Operating Activities

For the three months ended March 29, 2014, our cash used in operations was $53.5 million. For the three months ended March 29, 2014, our cash used in operations was related to our net loss combined with a net cash outflow from changes in operating assets and liabilities and the effects of non-cash amortization, depreciation and share-based compensation. Our cash used in operations was driven primarily by a net loss of $41.4 million, an increase in accounts payable and accrued expenses of $25.5 million, an increase in deferred income tax benefit of $27.7 million, and an increase in inventories of $24.7 million.  The changes in our working capital were primarily driven by the start-up activities in our Mesa, Arizona sapphire material facility.  These amounts were offset primarily by our prepayment obligation and convertible note discount amortization of $9.5 million, share-based compensation expense of $5.7 million and depreciation expense of $4.1 million.

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

Cash Flows from Investing Activities

For the three months ended March 29, 2014, our cash used in investing activities was $43.7 million, comprised of $152.3 million of capital expenditures for the period, offset by net cash inflow of $108.6 million for capital expenditure advances during the three month period ended March 29, 2014 which represents the release of restricted cash received from Apple to be used to purchase ASF components in the Arizona facility in connection with sapphire materials operations.

For the three months ended March 30, 2013, our cash used in investing activities was $1.6 million, comprised primarily of capital expenditures for the period.

Cash Flows from Financing Activities

For the three months ended March 29, 2014, cash provided by financing activities was $6.0 million, driven primarily by $9.8 million of proceeds and excess tax benefits from share based award exercises, offset by a $3.4 million payment related to share repurchases in connection with our equity incentive program for employees.

For the three months ended March 30, 2013, cash used in financing activities was $42.3 million, driven primarily by an early repayment of $40.0 million under our credit facility with Bank of America N.A. (which was subsequently paid off in full and terminated) and $2.3 million of financing costs on the outstanding term loan as prescribed by the such credit facility.

We believe that our existing cash, customer deposits and prepayment installment proceeds will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other cash requirements for at least the next twelve months. We, however, consistently review strategic opportunities in an effort to find opportunities to improve our products, technologies, operations, overall business and increase shareholder value. These opportunities may include business acquisitions, technology licenses, dividends to shareholders, prepayment of our outstanding convertible notes using cash, accelerated prepayments of outstanding indebtedness and joint ventures, among others. If we were to engage in any of the foregoing, it could require that we utilize a significant amount of our available cash and, as a result, we may be required to increase our outstanding indebtedness or raise additional capital through the sale of equity, debt, convertible notes or a combination thereof, which may not be available on favorable terms, or at all.

Long Term Debt

3.00% Convertible Senior Notes due 2017

On September 28, 2012, we issued $220.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the “2017 Notes”). The net proceeds from the issuance of the 2017 Notes were approximately $212.6 million, after deducting fees paid to the initial purchasers and other offering costs. The 2017 Notes are our senior unsecured obligations, which pay interest in cash semi-annually (on April 1 and October 1 of each year) at a rate of 3.00% per annum beginning on April 1, 2013. The 2017 Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee (the “2017 Indenture”). The 2017 Notes are not redeemable by us.

For additional information, refer to Note 15 of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Convertible Note Hedge Transactions and Warrant Transactions

In connection with the offering of the 2017 Notes, we entered into separate convertible note hedging transactions and warrant transactions with multiple counterparties.  For additional information, refer to Note 11 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

3.00% Convertible Senior Notes due 2020

On December 10, 2013, we issued $214.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020 (the “2020 Notes”). The net proceeds from the issuance of the 2020 Notes were approximately $206.5 million, after deducting fees paid to the initial purchasers and other offering costs. The 2020 Notes are our senior unsecured obligations, which pay interest in cash semi-annually (on June 15 and December 15 of each year) at a rate of 3.00% per annum beginning on June 15, 2014. The 2020 Notes are governed by an Indenture dated December 10, 2013 with U.S. Bank National Association, as trustee (the “2020 Indenture”). The 2020 Notes are not redeemable by us.

For additional information, refer to Note 15 of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Agreements with Apple Inc.

On October 31, 2013, our principal U.S. subsidiary, GTAT Corp., entered into a Prepayment Agreement with Apple pursuant to which we are eligible to receive $578.0 million (the “Prepayment Amount”), in four separate installments, as payment in advance for the purchase of sapphire material. We are required to repay this amount ratably over a five year period beginning in January 2015, either as a credit against amounts due from Apple purchases of sapphire material under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. Our obligation to repay the Prepayment Amount may be accelerated under certain circumstances, including if we do not meet certain financial metrics or satisfy certain technical and performance covenants. Our obligations under the Prepayment Agreement are secured by the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of GTAT Corp.), which principally consists of the ASF systems purchased with the Prepayment Amount and the portion of the Prepayment Amount which is held by GT Equipment Holdings LLC and not yet disbursed to purchase ASF systems, and a pledge of all of the equity interests of GT Equipment Holdings LLC. While the MDSA specifies the Company’s minimum and maximum supply commitments, there are no minimum purchase requirements under the terms of the MDSA.

For additional information, refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Standby Letters of Credit

As of March 29, 2014, we had $1.1 million of standby letters of credit outstanding. These letters of credit were cash collateralized and represented performance guarantees issued against certain equipment customer deposits. These standby letters of credit are scheduled to expire within the next twelve months and have not been included in the consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

There have been no material changes to our “Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the twelve month ended December 31, 2013, other than:

As of March 29, 2014, purchase commitments under agreements totaled $421.3 million, substantially all of which are due within twelve months. As of March 29, 2014, prepayments under certain of these purchase commitments amounted to $48.2 million.

Recent Accounting Pronouncements

There are no recent accounting pronouncements the adoption of which would have a material effect on the Company’s consolidated financial statements in the current period or expected to have an impact on future periods.

Critical Accounting Policies and Estimates

For the three months ended March 29, 2014, there were no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 10, 2014.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Investment Risks

We maintain an investment portfolio which, at March 29, 2014, consisted of $418.3 million of money market mutual funds. At any time a rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. Based on investment positions as of March 29, 2014, a hypothetical movement of plus or minus 50 basis points based on current market interest rates would not have a material impact to the value of our investment portfolio or the income earned in an annual period. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We may elect to invest a significant amount of our cash in fixed income portfolios. As with most fixed income portfolios, the ones that we have invested in from time to time, or may elect to invest in, include overnight money market funds, government securities, certificates of deposit, commercial paper of companies and other highly-liquid securities that are believed to be low-risk. Certain money market funds in which we invest, however, could hold positions in securities issued by both sovereign states and banks located in jurisdictions experiencing macroeconomic instability, some of which may not currently be considered low-risk. Certain sovereign states and banks located in these jurisdictions, have experienced severe disruptions lately, in part, from the belief that they may be unable to repay their debt, and the value of the securities issued by these institutions have experienced volatility. While we do not believe that we have any direct exposure to the riskiest securities, for example, we do not directly hold any securities issued by the governments of Greece, Spain, Portugal, France and Ireland, the funds that we may invest in may hold these securities. In addition, these money market funds could hold Euros or Euro-based securities. To the extent that volatility was to have a significant impact on the Euro, a portion of any cash held in money market accounts could lose its value. Further, if the financial upheavals were to spread to other sovereign states, such as the United Kingdom, our cash could also be at risk due to the fact that the funds in which we have placed our cash from time to time do invest directly in the securities issued by the sovereign states, corporations and banks in these jurisdictions.

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

Our primary foreign currency exposure relates to fluctuations in foreign currency exchange rates, primarily the euro, for certain inventory purchases from vendors located in Europe. Fluctuations in exchange rates could affect our gross and net profit margins and could result in foreign exchange and operating losses or gains due to such volatility. Changes in the customer’s delivery schedules can affect related payments to our vendors which could cause fluctuations in the cash flows and when we expect to make payments when these cash flows are realized or settled.

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

As of March 29, 2014, we had no outstanding forward foreign currency exchange contracts.

Interest Rate Risk

3.00% Convertible Senior Notes due 2017

On September 28, 2012, we issued $220 million aggregate principal amount of our 3.00% Convertible Senior Notes due 2017 (2017 Notes). The 2017 Notes were issued under the indenture with U.S. Bank National Association, as trustee, dated September 28, 2012. For additional information on the 2017 Notes, see Note 15 to the notes to our condensed consolidated financial statements in Item 1 “Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

The interest rate on the 2017 Notes is fixed at 3.0% per annum. The fair market value of the 2017 Notes is subject to interest rate risk and market risk due to the convertible feature of the 2017 Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the 2017 Notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 2017 Notes but do not impact our financial position, cash flows or results of operations until the 2017 Notes are paid or convert.

3.00% Convertible Senior Notes due 2020

On December 10, 2013, we issued $214 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are governed by an Indenture dated December 10, 2013 with U.S. Bank National Association, as trustee. For additional information on the 2020 Notes, see Note 15 to the notes to our condensed consolidated financial statements in Item 1 “Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

The interest rate on the 2020 Notes is fixed at 3.0% per annum. The fair market value of the 2020 Notes is subject to interest rate risk and market risk due to the convertible feature of the 2020 Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the 2020 Notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 2020 Notes but do not impact our financial position, cash flows or results of operations until the 2020 Notes are paid or convert.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer,  evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 29, 2014.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, as of March 29, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, these disclosure controls and procedures are not effective due to the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014, and as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management concluded that the following material weakness existed:

The Company’s controls over the accounting for income taxes were inadequate and ineffective. Specifically, our processes and procedures did not provide for adequate and timely review of various income tax calculations, reconciliations and related supporting documentation required to provide reasonable assurance that the amounts related to taxes payable, deferred tax assets and liabilities, the provision for income taxes and the related footnote disclosures are prepared in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

As a result of the material weakness described above, we have begun to implement changes to our internal control over financial reporting in accordance with our remediation plan. These changes include the following:

•                  Enhancing our quarterly and annual controls focused on the review and oversight of the tax accounts and preparation of the income tax provision;

•                  Engaging third-party tax advisers and consultants to ensure effective preparation and review of the income tax provision;

•                  Recruiting additional experienced personnel within the tax function;

•                  Improving monitoring controls over significant tax balance sheet accounts

Management is committed to continuous improvement of our internal control processes and will continue to diligently review our reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect that our remediation efforts will continue throughout fiscal year 2014.  The material weakness will not be considered remediated until: (1) all of our planned remediation efforts are designed, appropriately controlled and implemented for a sufficient period of time, and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

There have been no other changes to our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 29, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not subject to any material pending legal proceedings. We are, however, subject to various routine legal proceedings and claims incidental to our business which we believe will not have a material adverse impact on our financial position, results of operations and cash flows.

Item 1A.  Risk Factors

There have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  Stock Repurchases.

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended March 29, 2014:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2014 through February 1, 2014)	302,207	$9.17
Month #2 (February 2, 2014 through March 1, 2014)	18,226	$13.89
Month #3 (March 2, 2014 through March 29, 2014)	22,169	$17.05		$25,000,000

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended March 29, 2014; however, our employees surrendered, and we subsequently retired, 342,602 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our 2008 Equity Incentive Plan and 2011 Equity Incentive Plan.

On November 16, 2011, our board of directors authorized a $100 million share repurchase plan.  Of this amount, we repurchased $75 million during the fiscal year ended March 31, 2012.  Under this repurchase plan, we may purchase up to an additional $25 million of our common stock.

The terms of the LLC Agreement for GT Equipment Holdings LLC restricts this LLC from declaring or issuing any dividends.

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

GT ADVANCED TECHNOLOGIES INC.
Thomas Gutierrez

	By:	/s/ Thomas Gutierrez
Date: May 8, 2014		President and Chief Executive Officer
K. Raja S. Bal

	By:	/s/ Kanwardev Raja Singh Bal
Date: May 8, 2014		Vice President and Chief Financial Officer