Form 10-Q/A
period 2013-09-28
GT Advanced Technologies Inc.
filed 2014-06-17
CIK 1394954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of June 13, 2014, approximately 137,174,027 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment No. 1”) is being filed to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “Commission”) on November 7, 2014 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to file revised Exhibits 10.1, 10.2, 10.3 and 10.4 so that certain previously redacted provisions are disclosed in connection with the submission to the Commission of a confidential treatment request pursuant to Rule 24b-2 promulgated by the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The revised versions of Exhibits 10.1, 10.2, 10.3 and 10.4 supersede in their entirety Exhibits 10.1, 10.2, 10.3 and 10.4 to the Original Filing.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Item 6.  Exhibits

Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description of Document

10.1*	Master Development and Supply Agreement between GTAT Corporation and Apple, Inc. dated as of October 31, 2013

10.2*	Statement of work under Master Development & Supply Agreement, dated as of October 31, 2013

10.3*	Facilities Lease For GT Advanced Equipment Holding LLC, dated October 31,2013

10.4*	Prepayment Agreement between GTAT Corporation and Apple, Inc. dated October 31, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

*                               Portions of this exhibit have been omitted and filed separately with the commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT ADVANCED TECHNOLOGIES INC.
Thomas Gutierrez

	By:	/s/ Thomas Gutierrez
Date: June 17, 2014		President and Chief Executive Officer

	By:	/s/ Kanwardev Raja Singh Bal
Date: June 17, 2014		Vice President and Chief Financial Officer