Form 10-Q
period 2014-06-28
GT Advanced Technologies Inc.
filed 2014-08-07
CIK 1394954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2014, approximately 137,539,773 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

GT ADVANCED TECHNOLOGIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 28, 2014

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

GT Advanced Technologies Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 28, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$333,147	$498,213
Restricted cash	87	1,330
Accounts receivable, net	14,021	12,377
Inventories	132,647	39,087
Deferred costs	11,480	2,977
Vendor advances	14,471	1,341
Deferred income taxes	24,392	17,881
Refundable income taxes	2,758	2,759
Prepaid expenses and other current assets	16,179	7,003
Total current assets	549,182	582,968
Restricted cash	—	93,419
Property, plant and equipment, net	611,465	209,760
Intangible assets, net	93,896	95,943
Goodwill	56,888	54,279
Other assets	196,579	150,912
Total assets	$1,508,010	$1,187,281
Liabilities and stockholders’ equity
Current liabilities:
Current portion of prepayment obligation	$43,900	$—
Accounts payable	184,614	77,303
Accrued expenses	63,656	39,115
Contingent consideration	6,265	234
Customer deposits	48,165	38,995
Deferred revenue	46,257	19,724
Accrued income taxes	678	301
Total current liabilities	393,535	175,672
Prepayment obligation, net of current portion	306,700	172,475
Convertible notes	294,209	283,914
Deferred income taxes	16,039	23,448
Customer deposits	55,598	55,598
Deferred revenue	173,081	99,672
Contingent consideration	14,521	15,173
Other non-current liabilities	17,711	808
Accrued income taxes	20,787	28,116
Total liabilities	1,292,181	854,876
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 137,346 and 134,463 shares issued and outstanding as of June 28, 2014 and December 31, 2013, respectively	1,373	1,345
Additional paid-in capital	367,560	355,916
Accumulated other comprehensive income	789	1,259
Accumulated deficit	(153,893)	(26,115)
Total stockholders' equity	215,829	332,405
Total liabilities and stockholders' equity	$1,508,010	$1,187,281
See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	$58,000	$168,330	$80,510	$226,106
Cost of revenue (excluding sapphire production ramp up costs)	48,657	109,714	69,809	153,875
Sapphire production ramp up costs	45,456	—	47,355	—
Total cost of revenue	94,113	109,714	117,164	153,875
Gross (loss) profit	(36,113)	58,616	(36,654)	72,231
Operating expenses:
Research and development	22,721	18,523	47,293	34,964
Selling and marketing	2,522	4,088	7,206	7,374
General and administrative	17,274	16,517	36,764	31,080
Contingent consideration (income) expense	(538)	(4,310)	1,837	(3,974)
Restructuring charges	3,256	—	3,256	2,858
Amortization of intangible assets	3,057	2,667	6,033	5,122
Total operating expenses	48,292	37,485	102,389	77,424
(Loss) income from operations	(84,405)	21,131	(139,043)	(5,193)
Other income (expense):
Interest income	91	70	187	164
Interest expense	(10,588)	(6,526)	(23,137)	(14,006)
Other, net	320	(179)	828	11
(Loss) income before income taxes	(94,582)	14,496	(161,165)	(19,024)
(Benefit) provision for income taxes	(8,201)	2,549	(33,387)	(12,290)
Net (loss) Income	$(86,381)	$11,947	$(127,778)	$(6,734)
Net (loss) Income per share:
Basic	$(0.63)	$0.10	$(0.94)	$(0.06)
Diluted	$(0.63)	$0.10	$(0.94)	$(0.06)
Weighted-average number of shares used in per share calculations:
Basic	136,677	120,481	136,066	119,920
Diluted	136,677	122,749	136,066	119,920

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net (loss) income	$(86,381)	$11,947	$(127,778)	$(6,734)
Other comprehensive income, net of tax:
Change in fair value of cash flow hedging instruments, net of tax effect of $(1), $5, $2 and $11, respectively	(1)	(25)	2	(54)
Foreign currency translation adjustments	(3)	218	(472)	248
Other comprehensive (loss) income	(4)	193	(470)	194
Comprehensive (loss) income	$(86,385)	$12,140	$(128,248)	$(6,540)

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	$(127,778)	$(6,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	6,033	5,122
Depreciation expense	16,944	8,666
Prepayment obligation and convertible notes discount amortization	15,799	5,250
Contingent consideration (income) expense	1,837	(3,974)
Loss on asset disposals	(667)	181
Deferred income tax benefit	(28,731)	(14,832)
Excess and obsolete inventory and inventory write-downs	8,947	970
Share-based compensation expense	14,363	9,328
Excess tax benefits from share-based awards	—	(3)
Amortization of deferred financing costs	696	2,262
Other adjustments, net	2,973	275
Changes in operating assets and liabilities (excluding impact of acquired assets and assumed liabilities):
Restricted cash	1,243	—
Accounts receivable	(1,702)	13,120
Inventories	(101,614)	17,689
Deferred costs	(8,223)	25,481
Vendor advances	(10,511)	27,055
Prepaid expenses and other assets	(621)	(579)
Accounts payable and accrued expenses	104,316	(28,095)
Customer deposits	9,171	(72,987)
Deferred revenue	2,069	(53,725)
Income taxes	(6,934)	(10,343)
Other, net	10	171
Net cash used in operating activities	(102,380)	(75,702)
Cash flows from investing activities:
Restricted cash	307,416	—
Purchases and deposits on property, plant and equipment	(380,814)	(2,699)
Purchase of certain assets	(3,506)	—
Proceeds from sale of property, plant and equipment	60	—
Net cash used in investing activities	(76,844)	(2,699)
Cash flows from financing activities:
Proceeds from financing sale-leaseback	14,724	—
Principal payments under credit facility	—	(41,813)
Proceeds and related excess tax benefits from exercise of share‑based awards	8,003	63
Payments related to share repurchases to satisfy statutory minimum tax withholdings	(7,680)	(1,194)
Deferred financing costs	(328)	(2,266)
Other financing activities	(136)	(10)
Net cash provided (used) by financing activities	14,583	(45,220)
Effect of foreign exchange rates on cash	(425)	213
Decrease in cash and cash equivalents	(165,066)	(123,408)
Cash and cash equivalents at beginning of period	498,213	418,095
Cash and cash equivalents at end of period	$333,147	$294,687
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$6,759	$6,384
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property, plant and equipment	$22,996	$(480)
Fair value of shares issued for acquisition	$—	$14,463
Contingent consideration issued for acquisition	$3,542	$6,211
Unpaid deferred financing fees	$54	$—
Restricted cash received from Apple	$214,000	$—
Fair value of prepayment obligation	$167,300	$—

See accompanying notes to these condensed consolidated financial statements.

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
1. Basis of Presentation
These accompanying unaudited condensed consolidated financial statements of GT Advanced Technologies Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the Securities and Exchange Commission's ("SEC") instructions for interim financial information. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 28, 2014 are not necessarily indicative of the results to be expected for any other interim period or for any future year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2013, filed with the SEC on March 10, 2014.

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Developments

Since the Company's subsidiary, GTAT Corp. entered into the Master Development and Supply Agreement (“MDSA”), facility lease and related agreements with Apple Inc., on October 31, 2013, the Company has expended significant capital resources in order to fund the establishment of its sapphire growth and fabrication facility in Mesa, Arizona ("the facility"). During the three and six months ended June 28, 2014, the Company incurred significant costs in connection with (i) the purchase, installation and qualification of production equipment and related production processes, and (ii) inventory losses and production inefficiencies to date at the facility. Such inventory losses and production inefficiencies are discussed in additional detail below within Note 2, Significant Accounting Policies under the heading Sapphire Production Ramp Up Costs. The capital resources expended in connection with the purchase and installation of production equipment and the costs incurred in commencement of operations have had a significant impact on our liquidity and financial results.

For the three month period ended June 28, 2014, the Company recorded a loss from operations of $84,405 and a net loss of $86,381. For the six month period ended June 28, 2014, the Company incurred a loss from operations of $139,043, a net loss of $127,778, and used $102,380 in cash for operating activities.

Under its Prepayment Agreement with Apple (as described in Note 3, Significant Agreements), the Company is required to repay the Prepayment Amount (as defined in Note 3, Significant Agreements) ratably (on a quarterly basis) over a five year period beginning in January 2015, either as a credit against amounts due from Apple's purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. The Company’s obligation to repay the Prepayment Amount may be accelerated under certain circumstances, including if the Company does not meet certain operating metrics or financial covenants. See Note 3 for additional information on the Prepayment Agreement.

The Company is currently in compliance, and based on the Company’s operational plans and financial forecasts, the Company expects to maintain compliance with the operating metrics and financial covenants in the Prepayment Agreement and management believes that the Company will have sufficient cash resources to fund operations for at least the next twelve months.

2. Significant Accounting Policies
Other than as set forth below, the Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report for the fiscal year ended December 31, 2013.

Sapphire Production Ramp up Costs

In the eight months from October 31, 2013, the date the Company's subsidiary, GTAT Corp. entered into the Master Development and Supply Agreement (“MDSA”), facility lease and related agreements with Apple Inc., to June 28, 2014, the

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Company has expended significant capital resources in order convert the 1.3 million square foot building in Mesa, Arizona ("the facility") into a sapphire growth and fabrication facility. During the three and six months ended June 28, 2014, the Company incurred significant costs in connection with inventory losses and production inefficiencies as a result of the qualification of sapphire growth and fabrication equipment and the establishment of production processes at the facility. Inventory losses include charges to write down ending inventory to net realizable value, losses realized on inventory produced not deemed to be saleable and inventory spoilage losses resulting from plant construction related interruptions. Production inefficiencies resulted from production process refinements necessary to generate saleable material, qualification of consumable materials that are necessary for the operation of the equipment at the site and the qualification of the supply chain for this operation.

Due to the aforementioned issues, the Mesa operation is operating at a per unit and total cost structure substantially above the targeted cost structure for the facility.

Production start-up expenses were relabeled to Sapphire production ramp up costs and were reclassified from operating expenses to cost of goods sold to correct the presentation in the accompanying consolidated financial statements and footnotes.

Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.
3. Apple Agreements
On October 31, 2013, GTAT Corp. (a wholly-owned subsidiary of the Company) and Apple Inc. (“Apple”) entered into the Master Development and Supply Agreement (“MDSA”), pursuant to which GTAT Corp. will supply sapphire material to Apple. The Company has granted Apple certain intellectual property rights in connection with its sapphire growth technologies and the right to purchase a license for certain other intellectual property of the Company. Pursuant to the terms of the MDSA, the Company granted exclusive rights to Apple under which it agreed to not sell sapphire material or related sapphire growth equipment or technology for use in certain applications. Such exclusivity rights are considered to be a deliverable in the arrangement (as described below). While the MDSA specifies GTAT Corp.'s minimum and maximum supply commitments, Apple has no minimum purchase requirements under the terms of the MDSA.

On October 31, 2013, the Company also entered into a Prepayment Agreement with Apple pursuant to which GTAT Corp. is eligible to receive $578,000 (the “Prepayment Amount”), in four separate installments, receipt of such installments is subject to meeting certain conditions, including technical and performance metrics. The Prepayment Amount is to be used exclusively to purchase components necessary for the manufacture of ASF systems and related equipment principally for use at the Arizona facility leased from an affiliate of Apple. The ASF systems and related equipment will be used exclusively to supply sapphire material to Apple, subject to certain exceptions under which such sapphire can be provided to other parties. The Company is required to repay the Prepayment Amount ratably (on a quarterly basis) over a five year period beginning in January 2015, either as a credit against amounts due from Apple purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. The Company’s obligation to repay the Prepayment Amount

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

may be accelerated under certain circumstances, including if the Company does not meet certain financial metrics or meet certain technical and performance covenants. The Company’s obligations under the Prepayment Agreement and MDSA are secured by (i) the assets held by GT Equipment Holdings LLC (see below) (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility that were purchased with the Prepayment Amount) and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC. Due to the debt-like characteristics of the Prepayment Amount, the Company determined the installments of the Prepayment Amount that it receives should be recorded as debt at fair value on the date each installment is received. The difference between the fair value of the debt and the Prepayment Amount proceeds received (“debt discount”) is consideration under the MDSA and accounted for as deferred revenue. The debt discount is being amortized to interest expense over a 6-year period ending December 2019, and interest expense of $10,824 was recognized in the six months ended June 28, 2014. The first three installments of $225,000, $111,000, and $103,000 were received on November 15, 2013, January 23, 2014, and April 4, 2014, respectively. As of June 28, 2014, $350,600 is reflected within prepayment obligation and $100,795 is recorded as deferred revenue.

On October 31, 2013, GTAT Corp. also entered into a lease agreement (the “Arizona Lease”) with an affiliate of Apple in order to lease a facility in Mesa, Arizona that GTAT Corp. uses for the purpose of manufacturing the sapphire material under the MDSA. The annual rent payable by GTAT Corp. is below market and, in accordance with the Arizona Lease, the facility is being leased to GTAT Corp. in phases. The Arizona Lease represents an operating lease with below market rental rates and therefore the Company has recorded a deferred rent asset (favorable lease asset) at fair value at the lease commencement date, with the offset recorded to deferred revenue. As of June 28, 2014, the lease term had commenced for approximately 80% of the facility and the Company has recorded a deferred rent asset of $51,265 that will be recognized as rent expense over the seven-year term of the Arizona Lease on a ratable basis.  Rent expense of $2,388 was recognized in the six months ended June 28, 2014.

The Company has determined the deliverables under its agreements with Apple should be accounted for under the multiple element arrangement guidance. The Company has identified three deliverables in the arrangement, namely, the supply deliverable (supply of sapphire material pursuant to the MDSA), the exclusivity deliverable (which represents the exclusivity rights granted to Apple), and the equipment lease deliverable (as described in the following sentence). The Company concluded that since the arrangement conveys to Apple the right to control the use of the equipment, the arrangement represents an operating lease of the equipment at the Arizona facility to Apple. The Company has estimated the selling price of each deliverable using its best estimate of the selling price (“ESP”). For the supply deliverable, the Company considered the cost to manufacture the product, plus an estimated gross profit margin. The Company considered several factors in estimating the profit margin including its historical experience in selling similar deliverables and normal profit margins in other contract manufacturing environments. Estimated selling price for the exclusivity deliverable was determined using a comparative of multiple discounted cash flow analysis to consider the value of opportunities not available to the Company due to the existence of the exclusivity term. The Company considered several factors in analyzing multiple cash flow scenarios including estimated revenue growth, estimated cost of production and estimated capital expenditure requirements. The discounted cash flow scenarios were compared to produce a cash flow differential that was discounted to present value to arrive at the estimated selling price of the exclusivity deliverable. The estimated selling price for the equipment lease deliverable was determined using a market approach. The key assumptions used in the analysis were the cost of similar leased assets with an estimated market rate of return, an estimated salvage value for similar leased assets and an estimated average service life for comparable assets in the market.

At June 28, 2014, the Company has allocated the deferred revenue from the Prepayment Amount and deferred rent asset of an aggregate of $154,525 to the three deliverables based on their relative selling prices. The arrangement consideration allocated to the supply deliverable is recognized as revenue in proportion to the actual number of units of the sapphire material delivered compared to the total number of units of the sapphire material expected to be delivered over the term of the MDSA. The arrangement consideration allocated to the exclusivity provision is recognized on a straight-line basis over the exclusivity period and the arrangement consideration allocated to the equipment lease deliverable, which is accounted for as an operating lease, is recognized on a straight line basis over the term of the MDSA once the assets are placed into service.

During the three months ended June 28, 2014, the Company sold equipment to Apple for $14,724, which had previously been purchased by the Company for the same amount. This equipment has been leased-back to the Company for the term of the MDSA for no explicit lease payment. The Company determined the lease meets the criteria for classification as a capital lease and as a result of the Company retaining substantially all of the benefits and risks of the equipment, has

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

accounted for the sale-leaseback transaction as a financing. The proceeds received from the sale of such equipment to Apple have been recorded by the Company as a financing liability and presented within both other current and non-current liabilities in the Company's Condensed Consolidated Balance Sheets. The financing liability will be accreted to recognize interest cost and will be de-recognized over time as sapphire material is purchased by Apple. The leased equipment is being depreciated over its estimated useful life of seven years and is classified within "Property, plant and equipment, net".

In connection with the agreements entered into with Apple, the Company also established a wholly-owned subsidiary, GT Advanced Equipment Holding LLC (the “LLC”). This entity is the legal owner of the ASF systems and related equipment that is being purchased with the Prepayment Amount and, as noted above, the assets of the LLC and the equity interests in the LLC secure the Company’s obligations under the MDSA and the Prepayment Agreement. Upon the receipt of a prepayment installment, GTAT Corp. is required to loan the funds to the LLC for the purpose of purchasing components necessary for the manufacture of ASF systems and related equipment. The LLC will then lease the equipment back to GTAT Corp. for operating purposes. The funds loaned to the LLC are presented as restricted cash until such time as the funds are used to purchase the components necessary for the manufacture of ASF systems and related equipment.

At June 28, 2014, the LLC has legal title to assets totaling $439,000, comprised of machinery and equipment purchased with funds loaned from GTAT Corp.

4. Acquisitions
Acquisition of Certain Assets of Thermal Technology, LLC
On May 16, 2013, the Company acquired substantially all of the business of Thermal Technology, LLC, (“Thermal Technology”), a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that are deployed across multiple industries. This acquisition was achieved by the Company acquiring an entity to which certain assets and trade payables of Thermal Technology had been transferred immediately prior to the acquisition. The purchase consideration consisted of 3,400 shares of the Company's common stock valued at $14,463 (as of the date of acquisition) and potential contingent consideration of $35,000 based upon the Company meeting certain financial metrics. The fair value of the contingent consideration was $6,211 at the date of acquisition.
The transaction has been accounted for as a business combination and is included in the Company's results of operations from May 16, 2013, the date of acquisition. The acquired business contributed revenues of $6,796 and a net loss of $5,387 to the Company for the period from acquisition to December 31, 2013. The results of the acquired business are included in the Company's Sapphire business reporting segment.
During the second quarter of 2014, the purchase price (including the estimated contingent consideration) and related allocations for the acquisition were finalized. As a result of the purchase price allocation, the Company recognized $6,258 of goodwill, which was primarily due to the expected future cash flows from synergies with the operations of the Company and assembled workforce. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the purchase price allocation for the acquisition of Thermal Technology is as follows:

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

The purchase consideration included contingent consideration payable by the Company upon the attainment of certain financial targets through the period ending December 31, 2018. Specifically, the contingent consideration is based upon a portion of annual revenue achieved through 2018, subject to certain thresholds and a cap on total payments. The Company determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from future revenue estimates. The undiscounted range of outcomes that the Company used to value the contingent consideration arrangement was between $7,507 and $20,205. During the three months ended June 28, 2014, the Company recorded contingent consideration expense of $200, related to an increase in the fair value of the liability from the acquisition date.
The acquired intangible assets is comprised of technology of $11,300 and customer relationships of $3,200, with weighted average amortization periods of 8.2 years and 7 years, respectively.
The Company incurred transaction costs of $1,188, which consisted primarily of advisory services and due diligence-related expenses.These costs were recorded as general and administrative expense for the fiscal year ended December 31, 2013. The acquisition of Thermal Technology's business did not have a material effect on the Company's results of operations. Pro forma results of operations have not been presented due to the immaterial impact the amounts would have had on the Company's historical results of operations.
5. Fair Value Measurements
Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the assumptions used, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is applied as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. There were no transfers between such levels in the three and six month period ended June 28, 2014.
The following table provides the assets and liabilities measured and reported at fair value on a recurring basis at June 28, 2014 and December 31, 2013:

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

	June 28, 2014
		Fair Value Measurements Using
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$206,092	$206,092	$—	$—
Liabilities:
Contingent consideration	$20,786	$—	$—	$20,786

	December 31, 2013
		Fair Value Measurements Using
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$462,908	$462,908	$—	$—
Liabilities:
Contingent consideration	$15,407	$—	$—	$15,407

The Company's money market mutual funds are valued using readily available quoted market prices for identical assets.
The Company has classified contingent consideration related to its acquisitions within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. The Company determined the fair value of its contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain targets. The Company establishes discount rates to be utilized in its valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain technical, financial and operational targets, the Company utilizes data regarding similar milestone events from its own experience, while considering the inherent difficulties and uncertainties in developing a product. On a quarterly basis, the Company reassesses the probability factors associated with the financial, operational and technical targets for its contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.
The key assumptions, as of June 28, 2014, related to the contingent consideration from the acquisition of certain assets of Twin Creeks used in the model include a discount rate of 28% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 25% and 75% for the low and base case scenarios, respectively. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.
The key assumptions, as of June 28, 2014, related to the contingent consideration from the acquisition of the business of Thermal Technology used in the model include a discount rate of 20% for purposes of discounting the low and base case scenarios associated with achievement of the revenue based earn-out. The probabilities assigned to these scenarios were 50% each. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.
During the three months ended June 28, 2014, the Company completed an immaterial acquisition of certain assets. The key assumptions, as of June 28, 2014, related to the contingent consideration from the acquisition of these certain assets were based on a probability-weighted approach derived from assessments of achieving future milestones. The milestones were discounted based on management's estimates of the likelihood of achieving each individual milestone. Such probability of achievement estimates range from 25% to 100%. An increase or decrease in the probability of achievement of any milestone could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.
The Company recorded contingent consideration (income) expense in the condensed consolidated statements of operations of ($538) and $1,837, respectively, for the three and six months ended June 28, 2014, and ($4,310) and ($3,974) for the three and six months ended June 29, 2013. In each period, the entire amount was allocated to the corporate services reporting segment.

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Changes in the fair value of the Company's Level 3 contingent consideration obligations during the three and six months ended June 28, 2014 and three and six months ended June 29, 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Fair value as of the beginning of the period	$17,782	$10,651	$15,407	$10,315
Acquisition date fair value of contingent consideration obligations related to acquisitions	3,542	6,211	3,542	6,211
Changes in the fair value of contingent consideration obligations	(538)	(4,310)	1,837	($3,974)
Fair value at the end of the period	$20,786	$12,552	$20,786	$12,552

The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair value due to their short-term maturities. The Company did not hold any short-term investments at June 28, 2014 or December 31, 2013.
The following table provides the carrying and fair values of the Company’s prepayment obligations and convertible notes as of June 28, 2014 and December 31, 2013:

		Fair Value Measurements Using
Description	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
3.00% Senior Convertible Notes due 2017
June 28, 2014	$173,969	$—	$537,988	$—	537,988
December 31, 2013	$168,153	$—	$300,168	$—	300,168
3.00% Senior Convertible Notes due 2020
June 28, 2014	$120,240	$—	$368,872	$—	368,872
December 31, 2013	$115,761	$—	$217,745	$—	217,745
Prepayment Obligation
June 28, 2014	$350,600	$—	$350,582	$—	350,582
December 31, 2013	$172,475	$—	$172,482	$—	172,482

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
During the six months ended June 28, 2014, certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the fair value of the asset as of the measurement date, valuation techniques and related unobservable inputs of the asset:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range, Median or Average
Arizona deferred rent benefit	$51,194	Market Approach	Discount rate	Range

The fair value of the below market operating lease benefit in connection with the Arizona Lease at the lease commencement date was calculated using a market approach. The inputs used in the calculation were based on comparable lease signings and market rents in the surrounding area. The discount rate used, in the opinion of management, best reflects the current market interest rate of a comparable lease arrangement with similar characteristics and terms.
Significant increases or decreases in any of the significant unobservable inputs used could result in significantly higher or lower fair value measurements.

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

6. Goodwill and Other Intangible Assets
The following table contains the change in the Company’s goodwill during the six months ended June 28, 2014:

	Photovoltaic	Sapphire	Total
	Business	Business
Balance as of December 31, 2013
Goodwill	$61,399	$49,917	$111,316
Accumulated impairment losses	(57,037)	—	(57,037)
	4,362	49,917	54,279

Goodwill from immaterial acquisition	—	2,609	2,609

Balance as of June 28, 2014
Goodwill	61,399	52,526	113,925
Accumulated impairment losses	(57,037)	—	(57,037)
	$4,362	$52,526	$56,888

No impairment losses have been recorded on the Company's goodwill during the six months ended June 28, 2014.

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Acquired intangible assets subject to amortization at June 28, 2014 and December 31, 2013 consisted of the following:

		June 28, 2014			December 31, 2013
	Weighted Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Photovoltaic:
Technology	9.5	$74,200	$25,126	$49,074	$74,200	$21,694	$52,506
Trade names / Trademarks	8.6	7,100	3,741	3,359	7,100	3,506	3,594
Subtotal:		81,300	28,867	52,433	81,300	25,200	56,100

Polysilicon:
Technology	2.6	1,500	1,500	—	1,500	1,500	—
Subtotal:		1,500	1,500	—	1,500	1,500	—

Sapphire:
Customer relationships	6.3	7,900	3,191	4,709	7,300	2,616	4,684
Technology	9.1	31,876	8,390	23,486	28,600	6,760	21,840
Order backlog	1.2	500	500	—	500	500	—
Trade names	8.0	1,100	539	561	1,100	470	630
Non-compete agreements	6.2	1,110	703	407	1,000	611	389
Subtotal:		42,486	13,323	29,163	38,500	10,957	27,543
Total finite-lived intangible assets		125,286	43,690	81,596	121,300	37,657	83,643

Indefinite-lived intangible assets
In-process research and development		12,300	—	12,300	12,300	—	12,300
Total intangible assets		$137,586	$43,690	$93,896	$133,600	$37,657	$95,943
The weighted average remaining amortization periods for the (i) photovoltaic, (ii) polysilicon and (iii) sapphire intangibles were 6.41 years, 0 years and 5.79 years years, respectively, as of June 28, 2014. As of June 28, 2014, the estimated future amortization expense for the Company's intangible assets is as follows:

Year Ending December 31,	Amortization Expense
2014 (remaining six months)	$6,248
2015	12,451
2016	12,118
2017	11,651
2018	11,589
2019	11,421
Thereafter	16,118

7. Customer Concentrations

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

The following customers comprised 10% or more of the Company's total revenue or accounts receivable for, or as of, the periods indicated:

	Three Months Ended				Six Months Ended				As of
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013		June 28, 2014		December 31, 2013
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Photovoltaic Customers
Customer #1	*	*	*	*	*	*	*	*	$1,584	11%	$5,543	45%
Polysilicon Customers
Customer #2	*	*	100,542	60%	*	*	100,661	45%	*	*	*	*
Customer #3	*	*	45,268	27%	*	*	45,268	20%	*	*	*	*
Customer #4	*	*	*	*	*	*	*	*	1,947	14%	*	*
Customer #5	*	*	*	*	*	*	34,915	15%	*	*	*	*
Sapphire Customers
Customer #6	25,248	44%	*	*	26,288	33%	*	*	*	*	*	*
Customer #7	11,446	20%	*	*	11,490	14%	*	*	3,292	23%	*	*
___________________________
* Amounts from these customers were less than 10% of the total as of, or for, the respective period.
The Company requires most of its equipment customers to either post letters of credit or make advance payments of a portion of the selling price prior to delivery of the applicable equipment. Approximately $6,147 (or 44%) and $8,391 (or 68%) of total accounts receivable as of June 28, 2014 and December 31, 2013, respectively, were secured by letters of credit.
8. Inventories
Inventories consisted of the following as of the dates indicated:

	June 28, 2014	December 31, 2013
Raw materials	$99,872	$29,704
Work-in-process	30,360	6,941
Finished goods	2,415	2,442
	$132,647	$39,087
The increase in the Company’s raw materials is attributable to the sapphire business. The Company's work-in-process inventory is also attributable to the Company’s sapphire business.
9. Other Assets
Other assets consisted of the following as of the dates indicated:

	June 28, 2014	December 31, 2013
Inventory	$49,069	$50,010
Vendor advances	30,841	37,702
Deferred financing fees	7,362	8,058
Deferred income taxes	33,653	18,872
Deferred costs	26,250	26,528
Deferred rent asset	43,276	2,048
Other	6,128	7,694
	$196,579	$150,912

The inventory classified in Other Assets is comprised of equipment purchases for a specific customer who placed an advanced payment to secure the supply of such equipment. The Company is contractually obligated to deliver the inventory to the customer beyond twelve months from the balance sheet date, and as such the inventory is classified in non-current assets.

10. Warranty
The following table presents warranty activities for the periods indicated:

	Six Months Ended
	June 28, 2014	June 29, 2013
Product warranty liability, beginning of the period	$11,689	$10,711
Accruals for warranties issued	2,079	6,637
Settlements made during the period	(2,450)	(3,886)
Product warranty liability, end of period	$11,318	$13,462

11. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following as of the dates indicated:

	Estimated Useful Life	June 28, 2014	December 31, 2013
Leasehold improvements	Lesser of useful life or initial lease term	$27,210	$22,693
Land	0 years	1,074	1,074
Land improvements	15 years	326	326
Building	40 years	17,606	17,606
Machinery and equipment	3 to 7 years	284,154	53,153
Computer equipment and software	3 to 5 years	14,510	11,451
Furniture and fixtures	5 to 7 years	2,713	2,749
Construction in process	—	324,774	146,092
		672,367	255,144
Less accumulated depreciation		(60,902)	(45,384)
		$611,465	$209,760

Depreciation expense for the three and six months ended June 28, 2014 was $12,795 and $16,944, respectively, compared to depreciation expense for the three and six months ended June 29, 2013 of $4,580 and $8,666, respectively.
Software costs incurred as part of an enterprise resource systems project of $455 and $2,051 were capitalized during the three and six months ended June 28, 2014, respectively.
Machinery and equipment as of June 28, 2014 includes $14,724 of assets that are located at the Arizona facility and are subject to a lease from Apple. For further details of the leasing transaction, see Note 3, Significant Agreements.
The capitalized interest expense was $4,777 and $5,321 for the three and six months ended June 28, 2014, respectively, compared to capitalized interest of $0 for both the three and six months ended June 29, 2013.
As of June 28, 2014, the Company has capitalized $216,020 and $307,721 within machinery and equipment and construction in process, respectively. These assets in the Arizona facility are expected to be used exclusively to supply sapphire material pursuant to the MDSA. These assets secure the Company's obligations under the MDSA and Prepayment Agreement (see Note 3, Significant Agreements). Depreciation on these assets commence after the equipment has completed validation testing and the assets are placed into service to begin producing product for sale. The estimated useful life for these assets is seven years.

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

12. Restructuring Charges and Asset Impairments
Realignment of Manufacturing, Engineering and Supply Chain Resources
On June 26, 2014, the Company realigned its manufacturing, engineering and supply chain resources in an effort to improve effectiveness across its diversified business portfolio. The actions taken were intended to align the Company's previously centralized personnel and operational resources directly with the Company's various businesses. As a result of the realignment, the Company (i) reduced worldwide headcount by approximately 70 positions and (ii) discontinued sapphire fabrication operations at the Company's Salem, Massachusetts facility and focused the facility solely on sapphire material growth. Sapphire fabrication operations will be conducted at another Company facility.

The total charges related to the realignment of $3,256 in the three months ended June 28, 2014 included $1,484 in lease exit costs in the sapphire business segment. In addition, the Company recorded severance charges of $744 and $722 in the photovoltaic and sapphire segments, respectively, and $306 in corporate severance costs. The Company expects to record additional restructuring charges of approximately $1,020 in the three months ended September 27, 2014, related primarily to additional lease exit costs. The estimate of the additional restructuring charges is based on the cease-use date of the fabrication production area which is still to be determined.
Hazelwood Facility Idling

On January 10, 2013, the Company announced its plan to idle operations at its Hazelwood, Missouri facility (“Hazelwood facility”), which is included in the photovoltaic segment. The idling of the Hazelwood facility was part of the Company’s effort to reduce costs and optimize its research and development activities. The idling of the facility was completed by March 30, 2013. In connection with this action, the Company terminated the employment of 37 of the Hazelwood facility employees at various dates in the first quarter of fiscal 2013. Since the announcement of the plan, the Company has recorded $40,309 of restructuring charges and asset impairments related to the Hazelwood facility, and there have been no additional charges related to this action. All activities related to the idling of the Hazelwood facility are complete.

The Company reports expense for its restructuring charges and asset impairments separately in the condensed consolidated statements of operations. The aggregate restructuring charges and accrued expenses for the realignment of manufacturing, engineering and supply chain resources in June 2014 and the idling of the Hazelwood Facility, which are included in accrued expenses on the Company’s condensed consolidated balance sheet as of June 28, 2014, are as follows:

	Employee Related Benefits	Lease Exit and Contract Termination Costs	Total
Balance as of December 31, 2013	$114	$1,463	$1,577
Restructuring charges	1,772	1,484	3,256
Cash payments	(32)	(269)	(301)
Balance as of June 28, 2014	$1,854	$2,678	$4,532

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
The Company’s effective tax rate was 20.72% (benefit) for the six months ended June 28, 2014 and 64.6% (benefit) for the six months ended June 29, 2013. The effective tax rate for the six months ended June 28, 2014, was impacted by the recording of a valuation allowance against certain U.S. deferred tax assets, expiration of the U.S. federal research and development tax credit, an unfavorable permanent adjustment related to executive compensation limitations under Section 162(m) of the Internal Revenue Code which is non-deductible for tax purposes, and the jurisdictional mix of income/loss.

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Based upon the Company's cumulative U.S. operating results over the current and prior two years and an assessment of expected U.S. future results, the Company concluded in the three months ended June 28, 2014 that it is more likely than not that it would not be able to realize a portion of its U.S. net deferred tax assets generated this year. In determining the amount of the valuation allowance required, the Company considered the net operating losses available to be carried back as well as the realization of research and development and foreign tax credits.

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

A reconciliation of the change in unrecognized tax benefits for the six months ended June 28, 2014 is as follows:

Unrecognized tax benefits at December 31, 2013	$25,613
Increases related to current year tax positions	1,284
Decreases related to prior year tax positions	(26)
Settlements with tax authorities	($1,157)
Unrecognized tax benefits at June 28, 2014	$25,714

The Company also recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended June 28, 2014, the Company recorded an income tax provision of $623, related to interest and penalty accruals.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by federal, state, and foreign tax authorities. The Company's U.S. tax returns have been settled through fiscal years ending March 31, 2008. The Company’s U.S. tax returns are currently in appeals for fiscal years ended March 28, 2009 and April 3, 2010, and the Company plans to vigorously defend all tax positions taken. The Company has settled examination with the New Hampshire Department of Revenue for its fiscal years ended April 3, 2010, April 2, 2011 and March 31, 2012. The statute of limitations is open for the remainder of the states and all foreign jurisdictions. During the six months ended June 28, 2014 and June 29, 2013, the Company paid $1,937 and $15,804 for estimated taxes, respectively.

14. Commitments and Contingencies
Purchase Commitments
The Company's commitments to purchase raw materials, equipment, research and development and other services from various suppliers and vendors are estimated to be $425,654 and $473,640 as of June 28, 2014 and December 31, 2013, respectively. The majority of these commitments as of June 28, 2014 are due within the next 12 months.

The Company may terminate purchase commitments for DSS inventory components in fiscal 2014 and beyond. The gross amount outstanding under these purchase orders was $3,189 as of June 28, 2014, and the Company will negotiate with the vendors to determine the amount payable upon termination of these purchase orders, as applicable. As of June 28, 2014, $600 has been accrued as certain purchase orders were canceled as of June 28, 2014.

Supply Commitments

In connection with the agreements made with Apple Inc., the Company is required to maintain levels of supply of sapphire material in accordance with the MDSA.

Pledged Collateral

In connection with the acquisition of Confluence Solar, the Company has acquired certain assets which are pledged as collateral against customer deposits of $1,987 as of June 28, 2014.

The Company has pledged (i) all of the equity interests of GT Equipment Holdings LLC and (ii) all of the assets held by GT Equipment Holdings LLC to secure its obligations under the Prepayment Agreement and the MDSA.

Litigation Contingencies

The Company is subject to various legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company's financial position, results of operations or cash flows.

Indemnification

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

15. Prepayment Obligation and Convertible Notes
Prepayment Agreement with Apple Inc.

On October 31, 2013, the Company also entered into a Prepayment Agreement with Apple pursuant to which GTAT Corp., a wholly-owned subsidiary, is eligible to receive $578,000 (the “Prepayment Amount”), in four separate installments, receipt of such installments is subject to meeting certain conditions, including technical and performance metrics. The Prepayment Amount is to be used exclusively to purchase components necessary for the manufacture of ASF systems and related equipment principally for use at the Arizona facility leased from Apple. The ASF systems and related equipment will be used exclusively to supply sapphire material to Apple, subject to certain exceptions under which such sapphire can be provided to other parties. The Company is required to repay the Prepayment Amount ratably (on a quarterly basis) over a five year period beginning in January 2015, either as a credit against amounts due from Apple purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. The Company’s obligation to repay the Prepayment Amount may be accelerated under certain circumstances, including if the Company does not meet certain financial metrics or meet certain technical and performance covenants. The Company’s obligations under the Prepayment Agreement are secured by (i) the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility that were purchased with the Prepayment Amount) and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC. While the MDSA specifies the Company’s minimum and maximum supply commitments, Apple has no minimum purchase requirements under

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

the terms of the MDSA. The Company determined the installments of the Prepayment Amount that it receives should be recorded as debt at fair value on the date of receipt of each installment. The difference between the fair value of the debt and the Prepayment Amount proceeds received (“debt discount”) is consideration under the MDSA and accounted for as deferred revenue. The debt discount is being amortized to interest expense over a 6-year period ending December 2019 with an effective interest rate of 7.44%, and interest expense of $6,406 and $10,824 was recognized in the three and six months ended June 28, 2014, respectively.  The first three installments of $225,000, $111,000, and $103,000 were received on November 15, 2013, January 23, 2014, and April 4, 2014, respectively. As of June 28, 2014, $350,600 is reflected as Prepayment Obligation and $100,795 is recorded as deferred revenue.

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
The 2017 Notes will mature on October 1, 2017, unless earlier repurchased or converted in accordance with their terms prior to such date. The 2017 Notes may be converted, under certain conditions, based on an initial conversion rate of 129.7185 shares of common stock per $1,000 principal amount of 2017 Notes (which represents an initial effective conversion price of the Notes of $7.71 per share), subject to adjustment as described in the Indenture.
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

The effective interest rate on the liability component of the 2017 Notes was 10.7% as of June 28, 2014. Interest expense incurred in connection with the 2017 Notes consisted of the following:

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

	Three Months Ended	Six Months Ended
	June 28, 2014	June 28, 2014
Contractual coupon rate of interest	$1,641	$3,273
Amortization of issuance costs and debt discount	3,186	6,299
Interest expense - Convertible Notes	$4,827	$9,572

The carrying value of the 2017 Notes consisted of the following:

June 28, 2014
Principal balance	$220,000
Discount, net of accumulated amortization of $19,086	(46,031)
Carrying amount	$173,969
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
The 2020 Notes will mature on December 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. The 2020 Notes may be converted, under the conditions specified below, based on an initial conversion rate of 82.5764 shares of common stock per $1,000 principal amount of 2020 Notes (which represents an initial effective conversion price of the Notes of $12.11 per share), subject to adjustment as described in the 2013 Indenture.
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
The effective interest rate on the liability component of the 2020 Notes was 12.99% as of June 28, 2014. Interest expense incurred in connection with the 2020 Notes consisted of the following:

	Three Months Ended	Six Months Ended
	June 28, 2014	June 28, 2014
Contractual coupon rate of interest	$1,614	$3,210
Amortization of issuance costs and debt discount	2,374	4,692
Interest expense - Convertible Notes	$3,988	$7,902
The carrying value of the 2020 Notes consisted of the following:

June 28, 2014
Principal balance	$214,000
Discount, net of accumulated amortization of $5,010	(93,760)
Carrying amount	$120,240
The Company will be required to repay the following principal amounts under the Apple Prepayment Agreement, 2017 Notes and 2020 Notes:

Principal
Fiscal Year Ending	Payments
2014 (remaining 6 months)	$—
2015	87,800
2016	87,800
2017	307,800
2018	87,800
2019	87,800
2020	214,000
Total	$873,000
16. Share‑Based Compensation
The Company recorded $8,653 and $14,363 of expense related to share‑based compensation during the three and six months ended June 28, 2014, respectively, compared to $4,904, and $9,328 of expense related to share‑based compensation during the three and six months ended June 29, 2013, respectively. Share‑based compensation cost capitalized as part of inventory was not material for all periods presented.

During the six months ended June 28, 2014, no option awards were granted to executives or employees of the Company.
During the six months ended June 28, 2014, the Company granted 1,433,845 time-based restricted stock units to certain executives, employees and directors of the Company. Time-based restricted stock units provide for the holder to receive shares of the Company's common stock at the time such units vest or restrictions on such units lapse in accordance with the terms of the restricted stock unit agreement. The total fair value of the restricted stock units, which was based on the fair value of the Company's common stock on the date of grant, was $15,120 or $10.55 per share on a weighted average basis.

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

During the six months ended June 28, 2014, the Company granted certain executives 611,913 performance-based restricted stock units. The total fair value of these restricted stock units, which was based on the fair value of the Company’s common stock on the date of the grant, was $6,009, or $9.82 per share on a weighted average basis.

As of June 28, 2014, the Company had unamortized share-based compensation expense related to stock options, restricted stock unit awards and performance-based restricted stock unit awards of approximately $27,983, after estimated forfeitures, and the expense is expected to be recognized over an estimated weighted average remaining requisite service period of 1.63 years.

17. Stockholders’ Equity
The following table presents the changes in stockholders’ equity for the six months ended June 28, 2014:

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 1, 2014	134,463	$1,345	$355,916	$(26,115)	$1,259	$332,405
Net loss				(127,778)		(127,778)
Other comprehensive loss					(470)	(470)
Option exercises and vesting of restricted stock units	3,484	34	8,003			8,037
Share-based compensation expense			11,315			11,315
Minimum tax withholding payments for employee share-based awards	(601)	(6)	(7,674)			(7,680)
Balance as of June 28, 2014	137,346	$1,373	$367,560	$(153,893)	$789	$215,829

18. Accumulated Other Comprehensive Income
The following tables summarize the changes in accumulated balances of other comprehensive income for the periods presented:

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

	Three months ended June 28, 2014			Six months ended June 28, 2014
	Unrealized Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total	Unrealized Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Beginning balance	$(587)	$1,380	$793	$(590)	$1,849	$1,259
Other comprehensive (loss) income before reclassification	(1)	(3)	(4)	2	(472)	(470)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—
Ending balance	$(588)	$1,377	$789	$(588)	$1,377	$789

	Three months ended June 29, 2013			Six months ended June 29, 2013
	Unrealized Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total	Unrealized Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Beginning balance	$(566)	$1,373	$807	$(537)	$1,343	$806
Other comprehensive (loss) income before reclassification	26	218	244	(3)	248	245
Amounts reclassified from accumulated other comprehensive income	(51)	—	(51)	(51)	—	(51)
Ending balance	$(591)	$1,591	$1,000	$(591)	$1,591	$1,000
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
The following table sets forth the computation of the weighted average shares used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted average common shares—basic	136,677	120,481	136,066	119,920
Dilutive common stock options and restricted stock unit awards (1) (2) (3)	—	1,549	—	—
Escrow Shares (4)	—	719	—	—
Weighted average common and common equivalent shares—diluted	136,677	122,749	136,066	119,920

(1) Holders of the 3.00% Senior Convertible Notes due 2017 and 3.00% Senior Convertible Notes due 2020 may convert those Notes into shares of the Company’s common stock, at the applicable conversion rate, subject to certain conditions. Since it is the Company’s stated intent to settle the principal amount of the Notes in cash, the Company has used the treasury stock method for determining the potential dilution in the diluted earnings per share computation. The total number of shares excluded from the calculation of earnings per share because they would be anti-dilutive was 46,200 for each of the three and six months ended June 28, 2014, respectively.

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
(3) As the Company was in a loss position for the three and six months ended June 28, 2014, certain restricted shares have not been included in the calculation of earnings per share, as their impact would be anti-dilutive. The total number of shares excluded from the calculation of earnings per share because they would be anti-dilutive was 7,438 for both the three and six months ended June 28, 2014, and 3,878 and 10,856 for the three and six months ended June 29, 2013, respectively.
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
The sapphire business manufactures and sells sapphire material, sapphire growth equipment and certain other related sapphire technologies. On May 16, 2013, the Company acquired substantially all of the business of Thermal Technology which are included in the sapphire segment. Thermal Technology is a developer and seller of a wide range of high temperature thermal and vacuum products used in the fabrication of advanced materials that have been deployed across multiple industries.
Financial information for the Company's reportable segments is as follows:

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Revenue:
Photovoltaic	$11,007	$11,411	$24,188	$15,775
Polysilicon	2,846	150,759	6,570	188,715
Sapphire	44,147	6,160	49,752	21,616
Total revenue	58,000	168,330	80,510	226,106
Gross (Loss) Profit :
Photovoltaic	$4,935	$700	$9,858	$(603)
Polysilicon	337	61,949	2,472	75,086
Sapphire	(41,385)	(4,033)	(48,984)	(2,252)
Total gross (loss) profit	(36,113)	58,616	(36,654)	72,231
Research and development	22,721	18,523	47,293	34,964
Selling and marketing	2,522	4,088	7,206	7,374
General and administrative	17,274	16,517	36,764	31,080
Contingent consideration (income) expense	(538)	(4,310)	1,837	(3,974)
Restructuring charges	3,256	—	3,256	2,858
Amortization of intangible assets	3,057	2,667	6,033	5,122
(Loss) Income from operations	(84,405)	21,131	(139,043)	(5,193)
Interest income	91	70	187	164
Interest expense	(10,588)	(6,526)	(23,137)	(14,006)
Other, net	320	(179)	828	11
(Loss) Income before income taxes	$(94,582)	$14,496	$(161,165)	$(19,024)
Geographic Information
The following table presents revenue by geographic region, which is based on the destination of the shipments:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

China	$49,686	$11,945	$60,845	$30,683
Korea	276	1,606	2,869	36,548
Malaysia	1,111	100,392	2,198	100,511
Saudi Arabia	543	45,268	571	45,268
Other Asia	2,082	5,515	7,485	6,236
Europe	1,399	457	2,093	920
United States	2,845	3,084	4,387	5,860
Other	58	63	62	80
Total	$58,000	$168,330	$80,510	$226,106

GT Advanced Technologies Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except per share data)

In the prior year second quarter Quarterly Report on Form 10-Q, revenue amounts in the above table related to Malaysia and Saudi Arabia were presented as part of Other Asia. The prior year presentation has been corrected to present such amounts as separate line items in the above table.
A summary of long-lived assets by geographical region is as follows:

	June 28, 2014	December 31, 2013

United States	$700,262	$295,829
Luxembourg	54,144	57,812
Hong Kong	444	5,687
China	7,350	583
Taiwan	48	71
Total	$762,248	$359,982
Long-lived assets as of June 28, 2014 include intangible assets and goodwill of $93,896 and $56,888, respectively. The amounts of intangible assets and goodwill not located in the United States at June 28, 2014, include $52,433 and $1,711, respectively, in Luxembourg and $3,904 and $2,610, respectively, in China. Long-lived assets as of December 31, 2013 include intangible assets and goodwill of $95,943 and $54,278, respectively, all located in the United States, with the exception of intangibles of $56,101 and $1,711 of goodwill, respectively, which are located in Luxembourg.

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

•
based on the Company’s operational plans and financial forecasts, the Company expects to maintain compliance with the operating metrics and financial covenants in the Prepayment Agreement and management believes that the Company will have sufficient cash resources to fund operations for at least the next twelve months;

•
the Company may terminate purchase commitments for DSS inventory components in fiscal 2014 and beyond and the Company will negotiate with the vendors to determine the amount payable upon termination of these purchase orders as applicable;

•	the Company expects to incur additional restructuring charges (and information regarding the amount, nature and timing of such charges);

•	legal proceedings and claims to which the Company is subject are not expected to have a material effect on the Company’s financial position, results of operations or cash flows;

•	the Company does not believe that it is probable that any material amounts will be paid under indemnification provisions to which it is subject;

•	the Company intends to settle the principal amounts of its 2017 Notes and 2020 Notes in cash;

•	the Company will continue to offer ASF units for sale for certain applications;

•	the Company expects to be able to commence sapphire material production in volume at the Arizona facility;

•	there is additional installation of the necessary growth and related equipment in Mesa, as well as further process tuning, before the ramp up will be completed;

•	future capital expenditure rates and costs at the Mesa facility;

•	upon completion of the ramp up the Company no longer will expect to incur the same level of capital expenditures and production ramp up costs;

•	until the production ramp-up is completed in Mesa, the Company expects that equipment sales in the sapphire segment will continue to account for a majority of sapphire revenues;

•	all information under the heading “Factors Affecting the Results of Our Operations”;

•	timing of delivery of our equipment products;

•	Company expects that most of its customers will substantially perform on their contractual obligations;

•	the Company will supply sapphire material from its Mesa facility;

•	the Company expects to continue to invest in new research and development projects and attempt to expand certain existing product bases and introduce new products;

•	statements regarding our ability to realize tax assets;

•	the Company plans to vigorously defend all tax positions taken in connection with any tax filings that are under review;

•
the Company believes that its existing cash, customer deposits and prepayment installment proceeds will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other cash requirements for at least the next twelve months;

•	Company’s ability to hold investments until maturity;

•	market risk from changes in exchange rates;

•
the Company’s management is committed to continuous improvement of internal control processes and will continue to diligently review the Company’s reporting controls and procedures the Company expects that its remediation efforts will continue throughout fiscal year 2014;

•	the ASF systems (and other assets) in the Company’s Arizona sapphire material production facility are expected to be used exclusively to supply sapphire material under the MDSA;

•
the HiCz™ tool is designed to enable the production of high efficiency monocrystalline solar ingots (and is targeted at improving the ingot performance compared to that of multicrystalline silicon materials);

•	expected capital expenditures for fiscal year 2014;

•	future contingent payment obligations; and

•	all information regarding future product releases (including HiCz, Hyperion ion implanted, and PVD equipment and the performance metrics and benefits of those tools);
These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A "Risk Factors" and included elsewhere in this Quarterly Report on Form 10-Q.
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
Sapphire Business
Our sapphire business manufactures and sells sapphire material, sapphire growth equipment and certain other related sapphire technologies. Our sapphire material is manufactured using our advanced sapphire crystal growth furnace, or ASF system, at our facilities in Salem, Massachusetts and Mesa, Arizona. The facility in Mesa is, however, still in the production ramp-up phase. Our new sapphire material production operations in Arizona are intended to be used to provide sapphire materials for Apple Inc. We will continue to offer our ASF systems for sale to sapphire manufacturers in certain select markets, as permitted under our arrangements with Apple, including the LED industry and for a range of other applications. In addition, we recognized revenue in the three month period ended June 28, 2014, for the first time, in connection with the sale of specialty high temperature refractory metal furnaces.
Polysilicon Business
Our polysilicon business manufactures and sells silicon deposition reactors, or SDRs, used to react gases at high temperatures to produce polysilicon, the key raw material used in silicon-based solar wafers and cells, while also offering engineering services and related equipment. In addition, the polysilicon business sells hydrochlorination technology and equipment which is utilized to convert silicon tetrachloride into trichlorosilane (TCS), which is used as seed material in the manufacture of high purity silicon. Hydrochlorination technology is designed to improve the efficiency and lower the costs of polysilicon production.
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

Recent Developments

Agreements with Apple Inc.

On October 31, 2013, GTAT Corporation (or GTAT) and Apple Inc. entered into the Master Development and Supply Agreement (“MDSA”), pursuant to which GTAT Corporation will supply sapphire material to Apple. GTAT has granted Apple certain intellectual property rights in connection with its sapphire growth technologies and the right to purchase a license for certain other intellectual property of GTAT. Pursuant to the terms of the MDSA, GTAT granted exclusive rights to Apple under which it agreed to not sell sapphire material or related sapphire growth equipment or technologies for use in certain applications. While the MDSA specifies the Company’s minimum and maximum supply commitments, Apple has no minimum purchase requirements under the terms of the MDSA.

On October 31, 2013, GTAT also entered into a Prepayment Agreement with Apple pursuant to which GTAT is eligible to receive $578 million, which we refer to as the Prepayment Amount, in four separate installments. Receipt of such installments is subject to meeting certain conditions, including technical and performance metrics. The Prepayment Amount is to be used exclusively to purchase components necessary for the manufacture of ASF systems and related equipment principally for use at the Arizona facility leased from Apple. The ASF systems and related equipment will be used exclusively to supply sapphire material to Apple, subject to certain exceptions under which such sapphire can be provided to other parties. GTAT is required to repay the Prepayment Amount ratably (on a quarterly basis) over a five year period beginning in January 2015, either as a credit against amounts due from Apple purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. The Company’s obligation to repay the Prepayment Amount may be accelerated under certain circumstances, including if the Company does not meet certain financial metrics or meet certain technical and performance covenants. The Company’s obligations under the Prepayment Agreement are secured by (i) the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility that were purchased with the Prepayment Amount) and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC. Due to the debt-like characteristics of the Prepayment Amount, we have determined the installments of the Prepayment Amount that we receive should be recorded as debt at fair value on the date each installment is received. The difference between the fair value of the debt and the Prepayment Amount proceeds received (“debt discount”) is consideration under the MDSA and accounted for as deferred revenue. The debt discount is being amortized to interest expense over a 6-year period ending December 2019, and interest expense of $10,824 was recognized in the six months ended June 28, 2014. The first three installments of $225 million, $111 million, and $103 million were received on November 15, 2013, January 23, 2014, and April 4, 2014, respectively. As of June 28, 2014, $350.6 million is reflected within Prepayment Obligation and $100,795 is recorded as deferred revenue.

     On October 31, 2013, GTAT also entered into a lease agreement (the “Arizona Lease”) with an affiliate of Apple in order to lease a facility in Mesa, Arizona that GTAT will use for the purpose of manufacturing the sapphire material under the MDSA.

In the eight months from October 31, 2013, when we entered into the MDSA, facility lease and related agreements with Apple Inc. to June 28, 2014, we have expended significant capital resources in order convert the 1.4 million square foot building in Mesa, Arizona from a shell to a volume sapphire growth and fabrication facility. In connection with our sapphire material operations in Mesa, we have incurred approximately $524 million related to capital expenditures, primarily to obtain sapphire material growth and related production equipment. During the three and six months ended June 28, 2014, the Company incurred significant costs in connection with inventory losses and production inefficiencies as a result of the qualification of sapphire growth and fabrication equipment and the establishment of related production processes. The ramp up of the facility over this eight month period entailed significant infrastructure build-out and expansion of the work force, in addition to the purchase, installation and operation of the sapphire growth and fabrication equipment.

We have experienced production inefficiencies in Mesa, including costs related to: production process tuning necessary to generate saleable material; qualification of consumable materials that are necessary for the operation of the equipment at the site and the qualification of the supply chain for this operation. Due to these issues, the Mesa operation is operating at a per unit and total cost structure substantially above the targeted cost structure for the facility. During the three months ended June 28, 2014, we had write-downs of inventory to net realizable value, losses on produced inventory not deemed to be saleable and inventory spoilage as a result of plant construction related interruptions.

There is still additional installation of the necessary growth and related equipment, as well as further process tuning, before the ramp up will be completed. As expected, the capital expenditures in connection with purchasing and installing of growth systems and the commencement of volume operations have resulted in significant operating costs. Such operating costs and capital expenditures have had a material impact on our financial position at June 28, 2014 and our financial results for the three and six months ended June 28, 2014. While we do expect the rate of capital expenditures to decrease in the third and fourth quarters of fiscal 2014 as compared to the quarter ended June 28, 2014, we will continue to incur significant costs to install and qualify the balance of the equipment that are required to be operating in the Mesa facility. The increase in these capital expenses and other costs, and the overall material impact on our financial statements, were a result of the transition from an equipment business with low capital requirements to the rapid development of our material manufacturing operations which requires significant expenses to commence operations on the scale required under the MDSA with Apple. Upon completion of the ramp up we no longer expect to incur the level of capital expenditures and production ramp up costs as described above.

As noted above, Apple is not under any contractual obligation to purchase sapphire material from the Mesa facility and the MDSA does not specify whether or when sapphire materials will be incorporated into any product. Our obligation to commence repayment of the Prepayment Amount will begin in January 2015, regardless of the quantities of sapphire material purchased by Apple. Until the production ramp up is completed, we expect that equipment sales in our sapphire segment will continue to account for a majority of our sapphire revenues.

Factors Affecting the Results of Our Operations
The following are some of the factors, trends and events that we expect will affect our future results of operations:

•
As a result of the agreements that we entered into with Apple Inc. in October 2013, our sapphire business continues to undergo a transition from being principally a provider of crystal growth equipment to being a provider of both crystal growth equipment and sapphire materials. We continue to make progress on the build-out and ramp up of production of our principal sapphire material manufacturing facility in Mesa. It is our goal to improve production efficiencies to achieve the targeted cost structure, but we expect to continue to incur sapphire production ramp up costs in the near term. We also expect to continue to experience low or negative margins until the ramp up is completed on this operation. Additionally, we expect that we will continue to make significant capital investments in the facility during the remainder of fiscal 2014 in order to bring the facility to a volume production capacity. The success of our sapphire materials business will be driven, in large part, by the continued funding of Apple pursuant to the Prepayment Agreement (which the final installment could be halted and/or repayment accelerated under certain circumstances, including if we do not meet certain financial metrics or meet certain technical and performance covenants and requirements), our ability to timely commence full-scale, volume operations at our Arizona facility and Apple purchasing sapphire materials from us in adequate quantities, among other factors. Apple is under no obligation to purchase any sapphire materials from us. If Apple does not purchase a sufficient amount of sapphire materials, we may be required to repay all or a portion of the $578 million prepayment using our own cash resources with repayment terms over the five year period beginning in January 2015.

•
Demand for our polysilicon and PV equipment products and services are driven by end-user demand for solar power and demand for our sapphire equipment and materials which is driven by end-user demand for sapphire material, including LED-quality material. There has been an extended period of excess capacity that has led to solar and sapphire material manufacturers building inventory. In order for our customers to decrease inventories that have been built up, we believe that companies selling polysilicon, solar cells and wafers and sapphire material, including some of our equipment customers, during 2012 and 2013, had to sell at prices that provided little or no margin. While there has been some demand for polysilicon, solar cells and wafers and sapphire material, and even increased demand at certain periods, it has not been sufficient to eliminate the existing excess capacity and inventory. At the end of 2013 and in early 2014, there were indications that the PV market was beginning to exhibit signs of greater demand by end users, including in Japan. In spite of these positive indicators, we expect that demand for our PV and polysilicon capital equipment may remain limited during the remainder of 2014. Sapphire markets are also showing positive indicators of growth and we expect that the demand for additional sapphire equipment may result in sales even earlier than the expected increased demand for PV and polysilicon equipment.

•
The current limited demand for our PV and polysilicon equipment products and the excess capacity in the end markets our equipment customers sell into is exacerbated by trade tensions between China and the U.S. and certain other jurisdictions. We believe that certain of our customers are delaying any purchasing or expansion plans until these various trade disputes are resolved and we do not expect such resolution to take place in the immediate future and, in fact, expect that they will grow more adversarial as certain market participants challenge the effectiveness and appropriateness of various tariff structures instituted by the applicable authorities.

•
We have continued to make investments in developing new technology, such as our HiCz puller, silicon carbide furnace, GT specialty high temperature refractory metal furnace and PVD tools, Merlin solar cell technology and our Hyperion™ ion implanter. During the fiscal year ending December 31, 2014, we will continue to invest in these technologies, although we do not expect to recognize any significant revenue from these investments in 2014.

In addition, our results of operations are affected by a number of other factors including the availability, quality and market price of polysilicon, alumina material, helium and certain process consumables, availability of raw materials, foreign exchange rates, interest rates, commodity prices (including molybdenum, steel and graphite prices) and macroeconomic factors, including the availability of capital that may be needed by our customers, as well as political, regulatory and legal conditions in the international markets in which we conduct business, including China.

Order Backlog
Our order backlog primarily consists of amounts due under written contractual commitments and signed purchase orders for PV, polysilicon and sapphire equipment not yet shipped to customers and deferred revenue (which represents amounts for equipment that has been shipped to customers but not yet recognized as revenue). Contracts in our order backlog for PV, polysilicon and sapphire equipment generally require the customer to either post a standby letter of credit in our favor and/or make advance payment prior to shipment of equipment. Order backlog reported in this Quarterly Report on Form 10-Q excludes any amounts attributable to sapphire materials.

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

If a customer fails to perform its outstanding contractual obligations on a timely basis, and such failure continues after notice of breach and a cure period, we may terminate the contract. Our contracts generally do not contain cancellation provisions, and in the event of a customer breach the customer may be liable for cash damages resulting from the material breach of the terms of the agreement. During the six months ended June 28, 2014, we have identified certain contracts in our order backlog that have not been terminated or modified, however, we expect that the customers associated with these contracts will not fulfill their obligations under these respective contracts. As a result, during the six months ended June 28, 2014, we modified or removed contracts from our reported order backlog resulting in a $1.9 million reduction (100% of the reduction was attributable to one contract that has not been legally terminated or modified, but we have removed the amount from our reported backlog). During the fiscal year ended December 31, 2013, we terminated, modified or removed contracts resulting in a $415.6 million reduction in our order backlog (96% of the reduction was attributable to four contracts, of which $33.1 million related to contracts that have not been legally terminated or modified). During the fiscal year ended December 31, 2013, we recorded revenues of $19.3 million from terminated contracts.

Although we have a reasonable expectation that most of our customers will substantially perform on their contractual obligations, we attempt to monitor those contracts that we believe to be at risk. Due to industry market conditions, as noted

above, we have removed certain amounts from our order backlog that are attributable to contracts that we do not believe our customers will fulfill (but which have not been formally terminated or modified).

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

The table below sets forth our order backlog as of June 28, 2014 and December 31, 2013 (dollars in millions):

	June 28, 2014		December 31, 2013
	Amount	% of Backlog	Amount	% of Backlog

Photovoltaic Segment	$3	1%	$11	2%
Polysilicon Segment	292	46%	299	50%
Sapphire Segment	333	53%	292	48%
Total	$628	100%	$602	100%

Our order backlog as of June 28, 2014, included deferred revenue of $64.9 million, of which $0.7 million related to our PV business, $53.9 million related to our polysilicon business and $10.3 million related to our sapphire business. Cash received in deposits related to our order backlog where deliveries have not yet occurred was $101.3 million as of June 28, 2014.

As of June 28, 2014, our order backlog consisted of contracts with five PV customers, contracts with eleven polysilicon customers, and contracts with seventeen sapphire equipment customers. Our order backlog as of June 28, 2014, included $261.3 million, $143.0 million and $70.2 million attributed to three different customers, each of which individually represents 42%, 23% and 11%, respectively, of our order backlog.

Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement that the management team uses in assessing the business and operations. Our methodology for determining backlog may not be comparable to the methodologies used by other companies. Additionally, we adjusted our methodology for determining backlog to exclude contracts that were not formally modified or terminated but for which we do not expect the customer to fulfill their obligations.  As of June 28, 2014, our order backlog did not include any amounts related to sapphire material customers, and we do not currently expect to include sapphire material in our backlog. Furthermore, backlog is difficult to determine with certainty and requires estimates and judgments to be made by management and it should not be relied upon as an indication of future performance.

Results of Operations
The following tables set forth the results of operations as a percentage of revenue for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue (excluding sapphire production ramp up costs)	84	65	87	68
Sapphire production ramp-up costs	78	—	59	—
Total cost of revenue	162	65	146	68
Gross profit	(62)	35	(46)	32
Research and development	39	11	59	15
Selling and marketing	4	2	9	3
General and administrative	30	10	46	14
Contingent consideration (income) expense	(1)	(3)	2	(2)
Restructuring charges	6	—	4	1
Amortization of intangible assets	5	2	7	2
Income (loss) from operations	(145)	13	(173)	(1)
Interest expense and other, net	(17)	(4)	(28)	(6)
Income (loss) before income taxes	(162)	9	(201)	(7)
Provision (benefit) for income taxes	(14)	2	(41)	(5)
Net Income (loss)	(148)%	7%	(160)%	(2)%

Three and Six Months Ended June 28, 2014 compared to Three and Six Months Ended June 29, 2013
Revenue. The following table sets forth total revenue for the three and six months ended June 28, 2014 and June 29, 2013 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Change	% Change	June 28, 2014	June 29, 2013	Change	% Change
Photovoltaic	$11,007	$11,411	$(404)	(4)%	$24,188	$15,775	$8,413	53%
Polysilicon	2,846	150,759	(147,913)	(98)%	6,570	188,715	(182,145)	(97)%
Sapphire	44,147	6,160	37,987	617%	49,752	21,616	28,136	130%
Total revenue	$58,000	$168,330	$(110,330)	(66)%	$80,510	$226,106	$(145,596)	(64)%

Revenue from our PV business decreased slightly in the three months ended June 28, 2014, however increased significantly in the six months ended June 28, 2014, in each case when compared to the corresponding periods in the prior year. The primary driver for the decrease in revenue in the three months ended June 28, 2014 and the increase in revenue in the six months ended June 29, 2014 is shipments of our DSS furnaces. During the three months ended June 28, 2014, we shipped 30% fewer DSS furnaces as compared to the number of DSS furnaces we shipped in the three months ended June 29, 2013. The impact of the decrease in the number of furnaces shipped in the three months ended June 28, 2014 was partially offset by a more favorable average selling price when compared to the corresponding prior year period. During the six months ended June 28, 2014, we shipped 28% more DSS furnaces as compared to the number of DSS furnaces shipped during the corresponding prior year period. We generally recognize the revenue allocated to our DSS furnaces upon shipment to a customer.

Revenue from our Polysilicon business segment decreased in the three and six months ended June 28, 2014 as compared to the three and six months ended June 29, 2013 as a result of the Company meeting revenue recognition criteria on two large polysilicon orders in the three months ended June 29, 2013 that did not recur in the same period in 2014. Revenue of $145.7 million under these two contracts was recognized in both the three and six months ended June 29, 2013, however these contracts did not recur in 2014 which resulted in the year-over-year decrease in revenue. In addition to the fulfillment of the two large polysilicon orders referred to above, revenue for the six months ended June 28, 2014 decreased relative to the prior year period due to the shipment of hydrochlorination equipment to one customer in the first quarter of 2013 that also did not recur in 2014. Polysilicon revenue may fluctuate significantly from period to period due to the timing of shipments and the length of time it takes to complete contract obligations.

Our sapphire revenue increased during the three and six months ended June 28, 2014 due to increased sales of sapphire equipment. During the three months ended June 28, 2014, we recognized revenue related to sales of ASF equipment systems shipped during the quarter, whereas in the corresponding prior year quarter we did not recognize any revenue related to sales of ASF systems as none were shipped in such period. The significant increase in shipments of ASF systems in the three months ended June 28, 2014 also drove the increase in revenue for the six months ended June 28, 2014, as compared to the corresponding prior year period (as there were a greater number of ASF equipment systems shipped during the six month period ended June 28, 2014 than the six months ended June 29, 2013). In addition to the increased shipments of ASF systems in the six months ended June 28, 2014, we also recognized revenue related to the sale of specialty high temperature refractory metal furnaces that were not sold in the corresponding prior year period.
Gross Profit and Gross Margins. Historically, our gross profit and margins have varied depending on the volume, pricing and timing of revenue recognition. The following tables set forth gross profit and gross margin for the six months ended June 28, 2014 and June 29, 2013 (dollars in thousands).

	Three Months Ended					Six Months Ended
	June 28, 2014	June 29, 2013	Change	% Change		June 28, 2014	June 29, 2013	Change	% Change
Gross profit:					Gross profit:
Photovoltaic	$4,935	$700	$4,235		Photovoltaic	$9,858	$(603)	$10,461
Polysilicon	337	61,949	(61,612)		Polysilicon	2,472	75,086	(72,614)
Sapphire	(41,385)	(4,033)	(37,352)		Sapphire	(48,984)	(2,252)	(46,732)
Total	$(36,113)	$58,616	$(94,729)	(162)%	Total	$(36,654)	$72,231	$(108,885)	(151)%

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross Margin:
Photovoltaic	45%	6%	41%	(4)%
Polysilicon	12%	41%	38%	40%
Sapphire	(94)%	(65)%	(98)%	(10)%
Overall	(62)%	35%	(46)%	32%

Our PV gross margin increased primarily due (i) the recognition of positive gross margin on DSS units that had previously been written down to a new cost basis at the end of 2012, and the subsequent sale of certain of these DSS units in excess of previous estimates that we forecasted we would be able to sell and (ii) due to a modest improvement in the average selling prices on DSS units when compared to those sold in the corresponding periods of 2013. This margin increase was partially offset by the purchase of certain components necessary to complete a DSS unit for which we previously carried partial unit inventory that had been written down to a new cost basis as described above.

The decrease in our Polysilicon gross margin for the three and six months ended June 28, 2014 was primarily due to the fact that we did not record revenue from the sales of any polysilicon equipment in 2014, as discussed above. This decrease in the six months ended June 28, 2014 was partially offset by positive gross margin recorded in the first quarter of 2014 associated with contingent performance payments in connection with the sale of certain polysilicon equipment earned in that period that had minimal corresponding costs of sales.

The decrease in our Sapphire gross margin during the three and six months ended June 28, 2014 is primarily due to the significant sapphire production ramp-up costs incurred relating to the Mesa, Arizona sapphire material production facility during the three and six months ended June 28, 2014. Sapphire production ramp up costs include the write-downs of inventory to net realizable value, losses on produced inventory not deemed to be saleable and inventory spoilage related to plant construction related interruptions. Within production ramp up costs, we recorded $45.5 million and $47.4 million in the three and six months ended June 28, 2014, respectively. These amounts are reflected in gross profit in the table above, but are separately reported in the condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. We did not have any sapphire production ramp up costs in the three and six months ended June 29, 2013 due to the fact that we had not yet entered into the sapphire supply arrangement with Apple or the lease of the facility in Mesa during such periods. The negative gross margin in the three months ended June 28, 2014 realized on sapphire material was partially offset by the gross margin earned in connection with the sale of ASF equipment.

Operating Expenses. The following table sets forth total operating expenses for the three and six months ended June 28, 2014 and June 29, 2013 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Change	% Change	June 28, 2014	June 29, 2013	Change	% Change
Operating expenses
Research and development	$22,721	$18,523	$4,198	23%	$47,293	$34,964	$12,329	35%
Selling and marketing	2,522	4,088	(1,566)	(38)%	7,206	7,374	(168)	(2)%
General and administrative	17,274	16,517	757	5%	36,764	31,080	5,684	18%
Contingent consideration (income) expense	(538)	(4,310)	3,772	(88)%	1,837	(3,974)	5,811	(146)%
Restructuring charges	3,256	—	3,256	—%	3,256	2,858	398	14%
Amortization of intangible assets	3,057	2,667	390	15%	6,033	5,122	911	18%
Total	$48,292	$37,485	$10,807	29%	$102,389	$77,424	$24,965	32%

Research and development. Research and development expenses consist primarily of payroll and related costs, including stock-based compensation expense, for research and development personnel who design, develop, test and deploy our PV, polysilicon and sapphire equipment and materials, as well as expenses for materials and services used in research and development projects. We expect to continue to invest in new product development and attempt to expand certain of our existing product bases in each of our segments, as well as continue efforts to introduce new products. The increases for the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013 were primarily related to (i) an increase in employee compensation of $1.1 million and $1.9 million, respectively, (ii) an increase in outside service related costs of $1.2 million and $2.2 million, respectively, and (iii) an increase of $0.2 million and $1.0 million, respectively, for subscriptions and license fees. For the six months ended June 28, 2014, we also had increases in travel expenses and non-production materials of $1.0 million and $1.4 million, respectively. The balance of the foregoing increases, as well as the other increases specifically identified above, in research and development costs were primarily in connection with internal research and development projects related to the sapphire business segment.

Selling and marketing expenses. Selling and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses. The decreases in the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013 in selling and marketing expenses were a result of: (i) lower employee compensation and related benefits of $0.6 million and $0.7 million, respectively, (ii) decreased marketing expenses of $0.2 million and $0.4 million, respectively, and (iii) decreased outside services of $0.3 million and $0.4 million, respectively. The aforementioned expenses decreased principally as a result of declines in customer demand in our polysilicon business. The decreases in expenses for the six months ended June 28, 2014 were mostly offset by an increase of $0.7 million in non-production materials and increased sales commissions of $0.7 million earned in the first quarter of 2014. Sales commissions are accrued based on operational factors such as deposits, shipments and final acceptances received from customers rather than when revenue is recognized and thus may vary from quarter to quarter.

General and administrative expenses. General and administrative expenses consist primarily of the following components: payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, human resources and other administrative personnel; and fees for professional services. The increases in general and administrative expenses for the three and six months ended June 28, 2014 as compared to the three and six months ended June 29, 2013 were primarily driven by: (i) increased outside services of $1.2 million and $5.2 million, respectively, and (ii) employee compensation and other related benefits of $1.0 and $2.1 million, respectively. These increases were partially offset by a decrease in depreciation expense of $1.1 million and $1.2 million in the three and six months ended June 28, 2014, respectively, related to the depreciation on certain assets in the second quarter of 2013 that we determined had a shortened useful life and which had been fully depreciated prior to the beginning of 2014.

Contingent consideration (income) expense. Contingent consideration (income) expense consists of the accretion and/or adjustment of our contingent consideration liabilities to their respective fair values. Contingent consideration expense increased to $1.8 million for the six months ended June 28, 2014 as compared to $4.0 million of contingent consideration income for the six months ended June 29, 2013. The contingent consideration income in the six months ended June 29, 2013 is related to the Confluence Solar acquisition for which operational and technical targets were not met to earn such contingent consideration. The contingent consideration expense in the six months ended June 28, 2014 is related to expenses associated with the immaterial acquisition of certain select assets during the six month period, technology related to the Hyperion(TM) ion implanter tool from Twin Creeks and the acquisition of the business of Thermal Technology, which were not offset by income from the Confluence Solar contingent consideration that did not recur in 2014. The contingent consideration income in three months ended June 28, 2014 was driven by a reduction in the liability associated with the Hyperion(TM) ion implanter tool from Twin Creeks, which was only partially offset by the expense associated with Thermal Technology and the immaterial assets acquired during the period. The contingent consideration income in the three months ended June 29, 2013 was driven by the reduction of the liability associated with Confluence Solar as noted above.

Restructuring charges. On June 26, 2014, we realigned our manufacturing, engineering and supply chain resources in an effort to improve effectiveness across our diversified business portfolio. The actions taken were intended to align our previously centralized personnel and operational resources directly with our various businesses. As a result of the realignment, we (i) reduced worldwide headcount by approximately 70 positions and (ii) discontinued sapphire fabrication operations at the our Salem, Massachusetts facility and focused the facility solely on sapphire material growth. Sapphire fabrication operations will be conducted at another facility. The total charges related to the realignment of $3.3 million in the three and six months ended June 28, 2014 included charges of approximately $1.5 million in lease exit costs in the sapphire business segment and the balance is related to the employee severance and related benefits costs. We expect to record additional restructuring charges of approximately $1.0 million in the three months ended September 27, 2014, related primarily to further lease exit costs. Total restructuring and asset impairment charges for the six months ended June 29, 2013 was $2.9 million, which was comprised of $1.9 million in lease exit costs related to the Hazelwood facility’s lease, $0.6 million of other contract termination costs related to this facility and the balance was related to employee severance and related benefits costs. We did not incur any restructuring charges in the three months ended June 29, 2013. For additional information on these charges, see Note 12 to the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Amortization expense. Amortization of intangible assets consists of the amortization of intangible assets obtained in business or technology acquisitions. The increase in amortization expense is driven by the amortization of identified intangible assets related to our acquisitions of Confluence Solar, Crystal Systems, an immaterial acquisition of assets in the three months ended June 29, 2014, and the Thermal Technology business.

Interest Expense. The increase in interest expense is due to:  (i) the amortization of both the 3.00% Senior Convertible Notes due 2017 and the 3.00% Senior Convertible Notes due 2020  discount and (ii) the amortization of the discount associated with Prepayment Amount from Apple Inc. For the three and six months ended June 29, 2013, neither the 3.00% Senior Convertible Notes due 2020 nor the Prepayment Agreement were outstanding and this accounts for the increase in interest expense for the three and six months ended June 28, 2014.  The increase in amortization of deferred financing costs is due to the amortization of deferred financing fees paid in connection with both our 3.00% Senior Convertible Notes due in 2017 and the 3.00% Senior Convertible Notes due in 2020.

Provision (Benefit) for Income Taxes. Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions.
 Our world-wide effective tax rate was 20.72% (benefit) for the six months ended June 28, 2014, and 64.6% (benefit) for the six months ended June 29, 2013. The effective tax rate for the six months ended June 28, 2014, was impacted by the recording of a valuation allowance against certain U.S. deferred tax assets, expiration of the U.S. federal research and development tax credit, an unfavorable permanent adjustment related to executive compensation limitations under Section 162(m) of the Internal Revenue Code which is non-deductible for tax purposes, and the jurisdictional mix of income/loss.
Based upon the our cumulative U.S. operating results over the current and prior two years and an assessment of expected U.S. future results, we concluded in the three months ended June 28, 2014 that it is more likely than not that we would not be able to realize a portion of our U.S. net deferred tax assets generated this year. In determining the amount of the valuation allowance required, we considered the net operating losses available to be carried back as well as the realization of research and development and foreign tax credits.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to examination by federal, state, and foreign tax authorities. Our U.S. tax returns have been settled through fiscal years ending March 31, 2008. Our U.S. tax returns are currently in appeals for fiscal years ended March 28, 2009 and April 3, 2010, and we plan to vigorously defend all tax positions taken. We have settled examinations with the New Hampshire Department of Revenue for fiscal years ended April 3, 2010, April 2, 2011 and March 31, 2012. The statute of limitations is open for the remainder of the states and all foreign jurisdictions.
Sapphire Material Operations
As of June 28, 2014, when compared to December 31, 2013, we had significant increases in the amounts reported on our balance sheet for each of the following items: inventory; vendor advances; property, plant and equipment, net; and accounts payable. These increases in these balance sheet items were largely attributable to our sapphire material growth operations in Mesa, Arizona. Since the inception of the project in connection with the sapphire material operations in Mesa, Arizona, we have incurred approximately $524 million related to capital expenditures.

Historically, we have only had limited sapphire material operations and our business was focused primarily on equipment sales of our DSS furnace, SDR reactor, ASF system and certain other related equipment. We outsourced almost all the manufacturing of the components used in our equipment products and this model resulted in a highly flexible cost structure, modest working capital and physical plant requirements and a relatively small number of manufacturing employees. The process of transitioning our business to include sapphire material operations in Mesa, Arizona has resulted in a change to our business model and we have incurred large increases in certain balance sheet categories, such as property, plant and equipment, net, and incurred significant expenses in connection with the production ramp-up phase, in each case since October 31, 2013, that are greater than when we were primarily an equipment company.

Liquidity and Capital Resources

Overview

We fund our operations generally through cash generated from operations, prepayments made by Apple, proceeds from credit facilities, proceeds from debt and stock offerings, and proceeds received in connection with the exercise of stock awards.

Our cash and cash equivalents balance decreased by $165 million during the six months ended June 28, 2014, from $498 million as of December 31, 2013 to $333 million as of June 28, 2014. On June 28, 2014, we held $266 million of cash and cash equivalents in the United States held by our U.S. subsidiaries and we held $67 million outside the U.S. held by our foreign subsidiaries. The decrease was principally attributable to: (i) a net loss of $128 million during such six month period, (ii) payments of $381 million for the purchase of property, plant and equipment, principally to be used in the Mesa, Arizona sapphire material production facility and (iii) an increase in inventory of $102 million. These outflows were partially offset by an increase of $307 million in prepayment installment proceeds received during the six months ended June 28, 2014 and an increase of $104 million in accounts payable and accrued expenses. The balance of the decrease in cash is attributable to increased operating costs.
We manage our cash inflows through the use of customer deposits, milestone billings, prepayment amounts and debt financings intended to allow us in turn to meet our cash outflow requirements, which primarily consist of capital purchases for our sapphire material operations, vendor payments and prepayments for contract related costs (raw material and components costs) as well as payroll and overhead costs as we perform on our customer contracts. The following discussion of the changes in our cash balance refers to the various sections of our Condensed Consolidated Statements of Cash Flows, which appears in Item 1 of this Quarterly Report on Form 10-Q.
Historically, our principal uses of cash are for raw materials and components, wages, salaries and investment activities, such as the purchase of property, plant and equipment, business acquisitions, repurchases of our common stock and payments on outstanding debt. Our total capital expenditures for the fiscal year ending December 31, 2014 are expected to be approximately $500 million, consisting primarily of capital expenditures for our sapphire material operations. The foregoing estimate of our capital expenditures in the twelve month period ending December 31, 2014 excludes any capital expenditures we may make in connection with any business, assets or technologies we may acquire during this period. In April 2014, we acquired certain immaterial assets for a cash payment of $3.5 million and a contingent consideration payment obligation.
The following table summarizes our primary cash flows in the periods presented (dollars in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash provided by (used in):
Operating activities	$(102,380)	$(75,702)
Investing activities	(76,844)	(2,699)
Financing activities	14,583	(45,220)
Effect of foreign exchange rates on cash	(425)	213
Net decrease in cash and cash equivalents	$(165,066)	$(123,408)
Cash Flows from Operating Activities
Our cash used in operations for the six months ended June 28, 2014 was driven primarily by a net loss of $127.8 million and an increase in inventory of $101.6 million associated with the expansion of operations in the Mesa, Arizona sapphire material production facility and the purchase of inventory for the sapphire equipment business. These cash outflows were partially offset by an increase in accounts payable and other accrued expenses of $104.3 million, the adjustment of certain non-cash items such as amortization of $15.8 million related to the debt discount on our prepayment obligation to Apple and the 3.00% Convertible Senior Notes due 2017 and 3.00% Convertible Senior Notes due 2020, and depreciation expense of $16.9 million. The use of cash is primarily the result of the expansion of the operations in our Mesa, Arizona facility.
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

Cash Flows from Investing Activities
For the six months ended June 28, 2014, our cash used in investing activities was $76.8 million, comprised primarily of $380.8 million of capital expenditures for the period, offset by a net cash inflow of $307.4 million for capital expenditure advances which represents the release of restricted cash received from the prepayment installments received from Apple to be used to purchase ASF components and related equipment principally for use in the Arizona facility in connection with our sapphire materials operations.
For the six months ended June 29, 2013, our cash used in investing activities was $2.7 million, comprised primarily of capital expenditures for the period.

Cash Flows from Financing Activities

For the six months ended June 28, 2014, cash provided by financing activities was $14.6 million, driven primarily from proceeds of $14.7 million from the sale and leaseback of certain assets that are located at the Arizona facility. We also had $8.0 million of proceeds from share based award exercises, which was offset by a $7.7 million payment related to share repurchases in connection with our equity incentive program for employees.
For the six months ended June 29, 2013, cash used by financing activities was $45.2 million, driven primarily by a $41.8 million principal payments under our amended credit agreement with Bank of America (which was subsequently paid-off and terminated) and $2.3 million of financing costs on the outstanding portion of the term loan pursuant to the amended credit agreement with Bank of America.
Cash Resources
We believe that our existing cash, customer deposits and prepayment installment proceeds will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other cash requirements for at least the next twelve months. This belief is founded on our current expectations of both prospective cash inflows and outflows during this time period. We, however, consistently review strategic opportunities in an effort to find opportunities to improve our products, technologies, operations, overall business and increase shareholder value. These opportunities may include business acquisitions, technology licenses, dividends to shareholders, prepayment of our outstanding convertible notes using cash, accelerated prepayments of outstanding indebtedness, and joint ventures, among others. If we were to engage in any of the foregoing, it could require that we utilize a significant amount of our available cash and, as a result, we may be required to increase our outstanding indebtedness or raise additional capital through the sale of equity, debt, convertible notes or a combination thereof, which may not be available on favorable terms, or at all.
Long Term Debt
3.00% Convertible Senior Notes due 2017
On September 28, 2012, we issued $220.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2017 (the “Notes”).The net proceeds from the issuance of the Notes were approximately $212.6 million, after deducting fees paid to the initial purchasers and other offering costs. The Notes are senior unsecured obligations, which pay interest in cash semi-annually (on April 1 and October 1 of each year) at a rate of 3.00% per annum. The Notes are governed by an Indenture dated September 28, 2012 with U.S. Bank National Association, as trustee. The Notes are not redeemable by us. For additional information, refer to Note 15 of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Agreements with Apple Inc.

On October 31, 2013, GTAT Corp., a wholly-owned subsidiary, entered into a Prepayment Agreement with Apple pursuant to which we are eligible to receive $578.0 million (which we refer to as the Prepayment Amount), in four separate installments, receipt of such installments is subject to meeting certain conditions, including technical and performance metrics, as payment in advance for the purchase of sapphire material. The Prepayment Amount is to be used exclusively to purchase components necessary for the manufacture of ASF systems and related equipment principally for use at the Arizona facility leased from an affiliate of Apple. The ASF systems and related equipment will be used exclusively to supply sapphire material to Apple, subject to certain exceptions under which such sapphire can be provided to other parties. We required to repay the Prepayment Amount ratably (on a quarterly basis) over a five year period beginning in January 2015, either as a credit against amounts due from Apple purchases of sapphire goods under the MDSA or as a direct cash payment. The Prepayment Amount is non-interest bearing. Our obligation to repay the Prepayment Amount may be accelerated under certain circumstances, including if we do not meet certain financial metrics or meet certain technical and performance covenants. Our obligations under the Prepayment Agreement are secured by (i) the assets held by GT Equipment Holdings LLC (a wholly-owned subsidiary of the Company and the legal owner of the ASF systems and related equipment used in the Arizona facility that were purchased with the Prepayment Amount) and (ii) a pledge of all of the equity interests of GT Equipment Holdings LLC. While the MDSA specifies the Company’s minimum and maximum supply commitments, there are no minimum purchase requirements under the terms of the MDSA. For additional information, refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. We have received $439 million of the Prepayment Amount.
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
Standby Letters of Credit
As of June 28, 2014, we had $0.1 million of standby letters of credit outstanding. These letters of credit were cash collateralized and represented performance guarantees issued against certain equipment customer deposits. These standby letters of credit are scheduled to expire within the next twelve months and have not been included in the consolidated financial statements included herein.
Contractual Obligations and Commercial Commitments
There have been no material changes to our “Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the twelve month ended December 31, 2013, other than:
As of June 28, 2014, purchase commitments under agreements totaled $425.7 million, substantially all of which are due within twelve months. As of June 28, 2014, prepayments under certain of these purchase commitments amounted to $45.4 million.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Critical Accounting Policies and Estimates
For the six months ended June 28, 2014, except for the valuation of goodwill as noted below, there were no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 11, 2014.
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
           The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit's fair value to its carrying value. If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In this step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in an analysis to calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. Our reporting units are consistent with the reportable segments identified in Note 20, Segment and Geographical Information, (see the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) which are based on the manner in which we operate our business and the nature of those operations.
            We estimate the fair value of each reporting unit using a combination of the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using an appropriate discount rate. Cash flow projections are based on management's estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The key assumptions used in the discounted cash flow model in the valuation of the sapphire reporting unit included a tax rate of 35%, a discount rate of 12.5% and incremental net working capital as percent of change in revenue of 15%. The discount rate is based on the specific risk characteristics of each reporting unit, the weighted average cost of capital and its underlying forecast. For the sapphire reporting unit, the weighted average cost of capital was based on a set of guideline public companies as being indicators of the cost of capital in the reporting units' industry.
The guideline public company method of the market approach estimates fair value by applying performance metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit derived using the income approach is significantly different from the fair value estimate using the market approach, we reevaluate the assumptions used in the two models. For the sapphire reporting unit, the business enterprise value was calculated utilizing comparisons to eight comparable companies. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighted values assigned to each reporting unit are primarily driven by two factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach. For the sapphire reporting unit the income approach was weighted 75% and the market approach was weighted 25%. The discounted cash flow method yielded a lower valuation and was given more weight to reflect the high growth phase we expect to be in while the guideline public company method was given less weight to reflect the subjectivity of market multiples, the volatility of the overall capital markets and the lack of true comparable companies.
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
        We completed our last annual goodwill impairment testing effective September 29, 2013 in accordance with our policy and concluded there was no impairment of the carrying value of goodwill. Specifically regarding the sapphire reporting unit, we noted that the estimated fair value exceeded the carrying value of the reporting unit by a significant margin.
        The evaluation of goodwill for impairment requires the exercise of significant judgment. While we believe the assumptions used in the annual impairment test are reasonable, the analysis is sensitive to adverse changes in the assumptions used in the valuations. In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses. In the event of future changes in business conditions, the Company will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these analyses are lower than current estimates, a material impairment charge may result at that time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Investment Risks
We maintain an investment portfolio which, at June 28, 2014, consisted of $206.1 million of money market mutual funds. At any time a rise in market interest rates could have an adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. Based on investment positions as of June 28, 2014, a hypothetical movement of plus or minus 50 basis points based on current market interest rates would not have a material impact to the value of our investment portfolio or the income earned in an annual period. We also have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
We may elect to invest a significant amount of our cash in fixed income portfolios. As with most fixed income portfolios, the ones that we have invested in from time to time, or may elect to invest in, include overnight money market funds, government securities, certificates of deposit, commercial paper of companies and other highly‑liquid securities that are believed to be low-risk. Certain money market funds in which we have invested (or may invest in the future), however, could hold positions in securities issued by both sovereign states and banks located in jurisdictions experiencing macroeconomic instability, some of which may not currently be considered low-risk. Certain sovereign states and banks located in these jurisdictions, have experienced severe disruptions lately, in part, from the belief that they may be unable to repay their debt, and the value of the securities issued by these institutions have experienced volatility. While we do not believe that we have any direct exposure to the riskiest securities, for example, we do not directly hold any securities issued by the governments of Greece, Spain, Portugal, France and Ireland, the funds that we may invest in may hold these securities. In addition, these money market funds could hold Euros or Euro-based securities. To the extent that volatility was to have a significant impact on the Euro, a portion of any cash held in money market accounts could lose its value. Further, if the financial upheavals were to spread to other sovereign states, such as the United Kingdom, our cash could also be at risk due to the fact that the funds in which we have placed our cash do invest directly in the securities issued by the sovereign states, corporations and banks in these jurisdictions.
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
Our primary foreign currency exposure relates to fluctuations in foreign currency exchange rates, primarily the Euro for certain inventory purchases from vendors located in Europe. Fluctuations in exchange rates could affect our gross and net profit margins and could result in foreign exchange and operating losses or gains due to such volatility. Changes in the customer's delivery schedules can affect related payments to our vendors which could cause fluctuations in the cash flows and when we expect to make payments when these cash flows are realized or settled (and exchange rates can change in this period, which may adversely impact our profit margins).
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

As of June 28, 2014, we had no forward foreign currency exchange contracts.
Interest Rate Risk
3.00% Convertible Senior Notes due 2017
On September 28, 2012, we issued $220 million aggregate principal amount of our 3.00% Convertible Senior Notes due 2017, (the "2017 Notes"). The 2017 Notes are governed by an Indenture with U.S. Bank National Association, as trustee, dated September 28, 2012.  For additional information on the 2017 Notes, see Note 15 to the notes to our Condensed Consolidated Financial Statements in Item 1 “Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer,  evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 28, 2014.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, as of June 28, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, these disclosure controls and procedures are not effective due to the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014, and as further described below.
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
Changes in Internal Control Over Financial Reporting
As a result of the material weakness described above, we have begun to implement changes to our internal control over financial reporting in accordance with our remediation plan. These changes include the following:

•	Enhancing our quarterly and annual controls focused on the review and oversight of the tax accounts and preparation of the income tax provision;

•	Engaging third-party tax advisers and consultants to ensure effective preparation and review of the income tax provision;

•	Recruiting additional experienced personnel within the tax function; and

•	Improving monitoring controls over significant tax balance sheet accounts.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 28, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are subject to various routine legal proceedings and claims incidental to our business, which our management believes will not have a material effect on our financial position, results of operations or cash flows.
Item 1A.  Risk Factors
Other than as set forth below, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors below and also those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We expect that oversupply of polysilicon, solar panels and sapphire material, including LED quality material, may have an adverse impact on our equipment business and, unless such oversupplies are reduced in the near future due to development of new technologies or otherwise, the negative impact on our equipment business could last for an extended period.
Our equipment sales are principally to customers that manufacture polysilicon (which is a key component for making solar wafers and cells), silicon ingots (which are, through various cutting and finishing processes, used for making solar cells, modules and wafers) and sapphire boules (which are, through various cutting and finishing processes, used for making, among other things, LED wafers). Each of the polysilicon, solar wafer, modules and cell and LED wafer markets have experienced significant oversupply. For example, our PV business experienced a 36% decrease in revenue for the fiscal year ended December 31, 2013 as compared to the same period in the prior year (although there are some market indicators suggesting that the PV market may be experiencing early signs of recovery). The consequence of this oversupply has been that those who sell into these markets (many of whom are customers for our equipment) are either required to sell at very low prices (including sometimes selling at a loss) or are unable to sell at all. Many customers have continued to experience large inventories of the polysilicon sapphire and multicrystalline silicon ingots generated with our equipment, even in markets where there is steady or increasing demand for polysilicon, solar wafer, modules and cell and sapphire material. As a consequence of these conditions, demand for all of our equipment, particularly our polysilicon reactors, DSS furnaces and ASF units, has dropped significantly. We have in the past recorded significant de-bookings for our PV, polysilicon and sapphire equipment. In the future, we may continue to have material amounts of contract de-bookings. This has had an adverse impact on our business and will continue to have such an effect, including requiring that we sell products at prices below what we usually charge or resulting in the absence of any meaningful new sales. Even if demand for polysilicon, PV and sapphire equipment were to recover, there is no guarantee that customers will buy our equipment or that the current state of overcapacity will not continue or recur again in the near future.
In addition, certain customers have requested that we delay delivery of equipment or reduce the number of equipment units they are required to purchase under existing contracts (and we expect that we may receive similar requests in the future). If the existing inventories of polysilicon, solar modules cells/wafers and LED/sapphire materials are not reduced in the near future, as a result of new solar or sapphire technologies that increase demand for end-products incorporating polysilicon, solar cells or sapphire material or due to other reasons, we expect that our business and results of operations will be significantly and materially impacted.

We have recently incurred losses and have utilized significant cash resources in our sapphire material operations, if we are unable to generate sufficient cash resources from operations in the near future, we may need to raise additional funds to continue our operations, which may not be available on favorable terms, or at all.

We incurred a net loss of $127.8 million in the six month period ended June 28, 2014. In addition, our cash and cash equivalents decreased from $498.2 million at December 31, 2013 to $333.1 million at June 28, 2014. We have not received the fourth prepayment amount under the Prepayment Agreement and there can be no guarantee that we will satisfy the technical and performance metrics necessary to receive such prepayment amount in the near future, or at all. We expect that we will need to continue to use cash resources for certain capital expenditures and certain other expenses in connection with completing the ramp-up, and the on-going operation, of our sapphire material operations, principally in Mesa, Arizona. Our sapphire material operation resulted in negative gross margins in the three months ended June 28, 2014. We anticipate that we will continue to incur negative margins at this facility until we are able to achieve volume manufacturing at our target cost structure. We cannot guarantee that the Mesa facility will operate profitably in the near term, or at all. In order to achieve profitability, among other factors, management must successfully execute the planned strategy at the targeted cost structure, including: improving performance and efficiencies of the equipment, tools and processes used at the facility; training the large employee base on efficient and effective operations; and driving down the costs of consumables used in the process. If we are unable to successfully take these steps, we may be unable to operate the business profitably, we may default under our convertible notes, our prepayment obligations under the Prepayment Agreement may be accelerated (or we may not be able to satisfy such payments when otherwise due) and/or we may not have sufficient cash resources to operate our business. This may require that we take steps to increase our cash resources, including raising additional funds in the public or private market, selling assets, or taking other steps. If we are unable to do so, we may not have cash resources to operate as a going-concern.

If we are unable to adhere to the strict safety guidelines we have established for our sapphire material operations, our employees or other third parties may be subject to injury and our leased facility in Mesa may be subject to physical damage.

We have established safety guidelines at our Mesa facility and other facilities where we operate our equipment tools. Our ASF systems operate by heating alumina meltstock to a very high temperature and then cooling the meltstock in a precise and controlled manner. If an ASF system were to malfunction, as a result of: (i) failure of an employee to strictly adhere safety guidelines, (ii) the failure of any fail-safe mechanisms built into the operation of the ASF system, and/or (iii) failure of the utilities, back-up systems or the facility to comply with specification, there could be a significant chemical reaction that may result in personal injury (including death) to our employees or others on site and significant property damage to the Mesa facility. As a result of the significant number of employees that work at the facility, any such chemical reaction could harm a large number of people and we could be subject to significant financial liability and negative publicity, each of which would harm our reputation, our business and our results of operations.
In addition, the handling and fabrication of sapphire requires close adherence to safety rules and regulations. If employees are not properly trained in these processes, or do not comply with these processes, they could experience serious personal injury which could result in liability and/or loss of the services of an employee or employees. Our business would be adversely impacted by any such events.
If we were to experience a building system malfunction at our sapphire material growth facility in Mesa, our sapphire material operations would be adversely affected and our results of operations would be negatively impacted.
The successful operations of our sapphire production facility in Mesa depends on a number of important factors, including the proper operation of all of the building systems that support the sapphire growth and fabrication operations on a volume scale.  These critical systems include but are not limited to: consistent and uninterrupted power supply, water supply and water delivery mechanisms for process cooling, software and network operation and safety mechanisms in the equipment that is operated in this facility.  For example, if we were to lose power to the facility, even for a few seconds, the sapphire material being generated during that period would be unsaleable and we would likely be required to record significant losses in connection with the loss of this material.  Also, if the water supply or helium delivery systems were to malfunction or the temperature in the ASF was not properly controlled, the material generated would not meet the required specifications, the ASF unit could be damaged or destroyed due to overheating or other reasons, or there could be significant damage to the facility and harm done to the people located in the building.  There are corresponding risks related to issues we may experience with our software, software provided by third parties, or network operation that could cause building systems and ASFs to operate improperly or associated safety mechanisms and fail-safe measures to malfunction.  The potential risks related to these are numerous, including: failure to meet our supply obligations under the MDSA, defaulting on our obligations under the Prepayment Agreement and MDSA, damage or destruction of equipment, and liability related to personal injury or real property damage.  Any of the foregoing would have a negative impact on our reputation, sapphire materials operation and results of operations.
As a result of having only one sapphire material facility for volume production, these risks are amplified as we will not be able to utilize another facility to meet our supply obligations under the MDSA.
Producing sapphire material is expected to constitute an increasing portion of our operations, and if we are unable to successfully transition our business and establish our sapphire material operations our business will be harmed.
Pursuant to a contract we entered into on October 31, 2013 with Apple, we have agreed to supply sapphire materials. Historically, we have been a provider of crystal growth equipment, with very limited operations supplying sapphire material produced at our Salem, Massachusetts facility. Pursuant to the supply arrangement, we have agreed to commit significant resources to the growth of our sapphire material operations and have undertaken material obligations related thereto. We expect that the sapphire material-producing operations at our Arizona facility, which is in the ramp-up phase, will, if successful, constitute a significant part of our overall business. We have very limited experience operating a material manufacturing operation of this scale, and if we are unable to timely establish and maintain operations of the scale contemplated, our business and results of operations would be significantly impacted and we may be unable to perform some or all of the obligations we have undertaken as part of our agreements with Apple. Among the risks we face are: (i) hiring and maintaining a workforce necessary to operate the facility, (ii) the facility consistently complying with the specifications necessary to operate the ASF systems and that these specifications will be consistently adhered to, including adequate supply of power and water (some of which are beyond our control) and (iii) ensuring that the consumable components and parts necessary to generate sapphire materials and operate and maintain the ASF systems are available in time and quantity from our suppliers necessary to meet our expected delivery schedules.
In addition, we must supply sapphire material that meets agreed upon specifications by agreed upon deadlines and we must have available an adequate supply for expected, although not committed, demand. During the six months ended June 28, 2014, we incurred significant costs in connection with inventory losses and production inefficiencies as a result of the qualification of sapphire growth and fabrication equipment and the establishment of related production processes at our Mesa facility. If we are unable to remedy these production inefficiencies, by (among other things) successfully implementing production process tuning improvements necessary to generate saleable material; timely qualifying consumable materials that are necessary for the operation of the equipment at the site and timely qualifying the supply chain for this operation, we may not be able to successfully transition our business to sapphire material production, we may not receive the final prepayment amount, we may not recognize revenue (and may continue to have inventory losses) and we may default on our delivery obligations under the MDSA (which may result in our being subject to various contractual remedies that could result in accelerating our prepayment obligation, the grant of license rights to our technology and other contract remedies). In addition, we could be subject to significant warranty claims and/or liquidated damages if our sapphire material does not comply to specification. We may also be subject to substantial liquidated damages for other violations, including breaching certain confidentiality obligations or the inability to replace certain key employees. We may be unable to make these liquidated damage payments or satisfy our warranty obligations and any such failure will have material adverse consequences for our business and results of operations.
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
We are eligible to receive a $578 million prepayment, or the Prepayment Amount, in four installments, if conditions are met. We have received the first three installments and we are eligible to receive the final installment of the Prepayment Amount if we meet certain conditions, including technical and performance metrics. There can be no assurance that we will successfully meet the metrics in order to receive the fourth prepayment installment. We must repay the Prepayment Amount ratably over a five year period beginning in January 2015, either as a credit against Apple purchases of sapphire material or as a direct cash payment to Apple. Without significant sapphire revenue from Apple, we would still be required to repay in cash (on a quarterly basis) significant amounts of the Prepayment Amount beginning in 2015, which would limit our ability to invest in or operate other portions of our business, including our equipment operations, or to repay indebtedness at the time of maturity of such indebtedness. In addition, these repayments may exhaust all of our cash and, if we are unable to make a payment when due (or fail to meet our supply obligations), we will be in default and Apple will have the right to acquire control and possession of the ASF systems and/or our subsidiary (GT Advanced Equipment Holding LLC) that owns these systems (and to be paid in cash for any deficiency). The prepayment installments from Apple may also be cancelled prior to payment, or repayment of any Prepayment Amount installment received by us may be accelerated, under certain circumstances, including if the ASF systems do not generate sapphire material to specification prior to an agreed upon date or we are unable to comply with certain financial requirements. Finally, if the repayment of all or a portion of the Prepayment Amount were to be accelerated, it would likely produce a cross-default under our 3.00% Convertible Senior Notes due in 2017, or the 2017 notes, and our 3.00% Convertible Notes due in 2020, or the 2020 notes (correspondingly, an acceleration of the 2017 notes and 2020 notes would likely produce a cross-default under the Prepayment Agreement), and we may not have sufficient cash resources at such time to satisfy these obligations.
Even if Apple does purchase adequate amounts of sapphire material, the margins related to this business (even when operating at expected capacity and production efficiency) will be lower than those of our equipment business. Currently, our sapphire material operations in Mesa are generating negative margins during the ramp-up phase. If we do not operate our facility at or near capacity or we are unable to manage certain expenses with respect to these sapphire material operations, we may continue to have negative margins and our ability to meet our delivery and/or payment obligations under the arrangements with Apple would be significantly impacted, which would have a negative impact on our business and may impair our ability to operate our business and satisfy our obligations to Apple and others (including holders of our 2017 and 2020 convertible notes).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases.
The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the six months ended June 28, 2014:

	(a)	(b)	(c)	(d)
	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2014 through February 1, 2014)	302,207	$9.17	—	$25,000,000
Month #2 (February 2, 2014 through March 1, 2014)	18,226	$13.89	—	$—
Month #3 (March 2, 2014 through March 29, 2014)	22,169	$17.05	—	$—
Month #4 (March 30, 2014 through May 3, 2014)	611	$16.90	—	$—
Month #5 (May 4, 2014 through May 31, 2014)	52,960	$14.64	—	$—
Month #6 (June 1, 2014 through June 28, 2014)	204,299	$16.97	—	$—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the six months ended June 28, 2014; however, our employees surrendered, and we subsequently retired, 600,522 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock unit awards issued under our 2008 Equity Incentive Plan and 2011 Equity Incentive Plan.
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

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None
Item 6. Exhibits
Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Description of Document
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.
10.1
Indemnity Agreement, dated June 4, 2014, by and between the Company and Kanwardev Raja Singh Bal (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 9, 2014)

10.2		Corporate Governance Guideline, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 9, 2014)
10.3	*	Form of Restricted Stock Unit Agreement for Non-Employee Directors of the Company.
101.INS	**	Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

* Filed herewith.
** Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 28, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended June 28, 2014 and June 29, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 28, 2014 and June 29, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GT ADVANCED TECHNOLOGIES INC.
Date: August 7, 2014	By:	/s/ Thomas Gutierrez
Thomas Gutierrez
President and Chief Executive Officer
Date: August 7, 2014	By:	/s/ Kanwardev Raja Singh Bal
Kanwardev Raja Singh Bal
Vice President and Chief Financial Officer (Principal Financial Officer)